Form 10-Q
period 2009-03-31
Clean Coal Technologies Inc.
filed 2009-05-20
CIK 1445109

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

FORM 10-Q

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended:

March 31, 2009

[  ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ____________________ to ____________________.

Commission file number:  000-50053

CLEAN COAL TECHNOLOGIES, INC.

 (Exact name of small business issuer as specified in its charter)

NEVADA	2691079442
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

12518 W Atlantic Blvd, Coral Springs, FL	33071
(Address of principal executive offices)	(Zip Code)

(954) 344-2727

(Issuer’s telephone number)

  Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), Yes ☒  and (2) has been subject to such filing requirements for the past 90 days.  No ☒

  Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☐    No  ☐

  Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer  ☐      Accelerated filer ☐         Non-accelerated filer    ☒       Smaller reporting company ☐

  Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes  ☐  No☒

 The number of shares outstanding of Registrant’s Common Stock as of May 8, 2009: 439,970,618

PART I - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

The accompanying unaudited financial statements have been prepared in accordance with the instructions to Form 10-Q pursuant to the rules and regulations of the Securities and Exchange Commission and, therefore, do not include all information and footnotes necessary for a complete presentation of our financial position, results of operations, cash flows, and stockholders' equity in conformity with generally accepted accounting principles.  In the opinion of management, all adjustments considered necessary for a fair presentation of the results of operations and financial position have been included and all such adjustments are of a normal recurring nature.

Clean Coal Technologies Inc
(A Development Stage Company)
Balance Sheets
(Unaudited)

	March 31,	December 31,
	2009	2008
ASSETS
Current Assets
Cash	$ 5,194	$ 1,598
Investment	5,000	5,000
Total Current Assets	10,194	6,598

Property, plant and equipment, net of accumulated
depreciation of $127 and $76, respectively	892	943
Total Assets	$ 11,086	$ 7,541

LIABILITIES AND STOCKHOLDERS' DEFICIT
Current Liabilities
Accounts payable	$ 491,114	$ 406,476
Accounts payable from related parties	1,202,301	943,697
Advances from related parties	70,000	70,000
Accrued liabilities	88,599	66,017
Debt from related parties	7,500	7,500
Total Current Liabilities	1,859,514	1,493,690

Debt from related parties	975,636	1,041,851
Total Liabilities	2,835,150	2,535,541

Common stock, $0.00001 par value; 600,000,000 shares
authorized, 439,970,618 and 430,689,469 shares issued
and outstanding, respectively	4,400	4,307
Additional paid-in capital	163,056,363	136,804,856
Deficit accumulated during the development stage	(165,884,827)	(139,337,163)
Total Stockholders' Deficit	(2,824,064)	(2,528,000)
Total Liabilities and Stockholders' Deficit	$ 11,086	$ 7,541

See Notes to the Unaudited Financial Statements.

Clean Coal Technologies Inc
(A Development Stage Company)
Statements of Expenses
(Unaudited)

			October 20, 1997
			(Inception)
	Three Months Ended		Through
	March 31,		March 31,
	2009	2008	2009

Operating Expenses:
General and administrative	$ 146,580	$ 112,499	$ 1,605,003
Research and development	-	204,120	374,912
Consulting services	5,975,949	23,854,408	143,198,690

Loss from Operations	6,122,529	24,171,027	145,178,605

Other Income (Expenses):
Interest expense	(24,943)	-	(250,688)
Other expenses	-	-	(13,985)
Loss on extinguishment of debt	-	-	(41,357)
Gain on change in derivative liability	7,598,481	-	7,598,481
Total Other Income	7,573,538	-	7,292,451

Net Income (Loss)	$ 1,451,009	$ (24,171,027)	$ (137,886,154)

Net income (loss) per share - basic and diluted	$ 0.00	$ (0.06)

Weighted average shares outstanding -
basic and diluted	434,663,683	409,450,620

See Notes to the Unaudited Financial Statements.

Clean Coal Technologies Inc
(A Development Stage Company)
Statement of Stockholders' Deficit
(Unaudited)
				Deficit
				Accumulated
			Additional	During the
	Common Stock		Paid-In	Development	Stockholders'
	Shares	Amount	Capital	Stage	Deficit

Balances at December 31, 2008	430,689,469	$ 4,307	$ 136,804,856	$ (139,337,163)	$ (2,528,000)

Cumulative effect of change in accounting principle - January 1, 2009 reclassification of embedded feature of equity-linked financial instruments to derivative liabilities	-	-	(16,490,517)	(27,998,673)	(44,489,190)
Derivative liability removed due to warrants exercised	-	-	36,890,709	-	36,890,709
Common stock issued for services	466,666	5	1,176,658	-	1,176,663
Accrued stock-based compensation	-	-	4,605,192	-	4,605,192
Common stock issued upon cashless exercise of warrants	8,814,483	88	(88)	-	-
Forgiveness of related party debt	-	-	69,553	-	69,553
Net loss	-	-	-	1,451,009	1,451,009

Balances at March 31, 2009	439,970,618	$ 4,400	$ 163,056,363	$ (165,884,827)	$ (2,824,064)

See Notes to the Unaudited Financial Statements.

Clean Coal Technologies Inc
(A Development Stage Enterprise)
Statements of Cash Flows
(Unaudited)
			October 20, 1997
			(Inception)
	Three Months Ended		Through
	March 31,		March 31,
	2009	2008	2009
CASH FLOWS FROM OPERATING ACTIVITIES:
Net Income (Loss)	$ 1,451,009	$ (24,171,027)	$ (137,886,154)
Adjustment to reconcile net income (loss) to net cash
used in operating activities:
Depreciation expense	51	-	5,447
Shares issued for services	5,781,855	23,821,110	124,710,095
Warrant expense	-	-	16,490,517
Loss on extinguishment of debt	-	-	41,357
Interest expense paid in shares	-	-	43,935
Interest converted to debt	-	-	22,600
Write-off of asset	-	-	11,015
Gain on derivative liability	(7,598,481)	-	(7,598,481)
Changes in operating assets and liabilities:
Prepaid expenses and other current assets	-	-	(11,015)
Accounts payable	84,638	200,001	491,114
Accounts payable - related party	258,604	153,965	1,782,591
Accrued expenses	25,920	1,677	91,937
Cash Provided by (Used In) Operating Activities	3,596	5,726	(1,805,042)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of fixed assets	-	-	(6,339)
Investment in joint venture	-	-	(5,000)
Cash Used in Investing Activities	-	-	(11,339)

CASH FLOWS FROM FINANCING ACTIVITIES:
Advances from related parties	-	-	305,000
Borrowings on related party debt	-	-	1,516,575
Cash Provided by Financing Activities	-	-	1,821,575

NET CHANGE IN CASH AND CASH EQUIVALENTS	3,596	5,726	5,194
CASH AND CASH EQUIVALENTS - beginning of period	1,598	1,730	-
CASH AND CASH EQUIVALENTS - end of period	$ 5,194	$ 7,456	$ 5,194

SUPPLEMENTAL DISCLOSURES:
Cash paid for interest	$ -	$ -	$ -
Cash paid for income taxes	-	-	-

NON-CASH INVESTING AND FINANCING ACTIVITIES:
Forgiveness of related party debt and accrued interest	$ 69,553	$ -	$ 69,553
Derivative liability removed due to warrants exercised	36,890,709	-	36,890,709
Cumulative effect of change in accounting principle	44,489,190	-	44,489,190
Preferred stock issued for related party debt	-	-	380,837
Preferred stock converted to common stock	-	-	481
Debt converted to common stock	-	-	924,277
Related party payables and advances converted to debt	-	-	815,290

See Notes to the Unaudited Financial Statements.

Clean Coal Technologies, Inc.

(A Development Stage Company)

Notes to Financial Statements

(Unaudited)

NOTE 1: BASIS OF PRESENTATION

The accompanying unaudited interim financial statements of Clean Coal Technologies, Inc. have been prepared in accordance with accounting principles generally accepted in the United States of America and the rules of the Securities and Exchange Commission, and should be read in conjunction with the 2007 audited financial statements and notes thereto contained in Clean Coal’s Registration Statement on Form 10 filed with the SEC. In the opinion of management, the accompanying unaudited interim financial statements reflect all adjustments, consisting of normal recurring adjustments, necessary to present fairly the financial position and the results of operations for the interim period presented herein. The results of operations for interim periods are not necessarily indicative of the results to be expected for the full year or for any future period. Notes to the financial statements which would substantially duplicate the disclosure contained in the audited financial statements for fiscal 2007 as reported in the Form 10 have been omitted.

DERIVATIVE FINANCIAL INSTRUMENTS

Clean Coal does not use derivative instruments to hedge exposures to cash flow, market, or foreign currency risks.  Clean Coal evaluates all of it financial instruments to determine if such instruments are derivatives or contain features that qualify as embedded derivatives.  For derivative financial instruments that are accounted for as liabilities, the derivative instrument is initially recorded at its fair value and is then re-valued at each reporting date, with changes in the fair value reported as charges or credits to income.  For option-based derivative financial instruments, Clean Coal uses the Black-Scholes option-pricing model to value the derivative instruments at inception and subsequent valuation dates. The classification of derivative instruments, including whether such instruments should be recorded as liabilities or as equity, is re-assessed at the end of each reporting period. Derivative instrument liabilities are classified in the balance sheet as current or non-current based on whether or not net-cash settlement of the derivative instrument could be required within 12 months of the balance sheet date.

 FAIR VALUE MEASUREMENTS

In September 2006, the FASB issued SFAS 157 which defines fair value, establishes a framework for measuring fair value, and expands disclosures about fair value measurements. The provisions of SFAS 157 were effective January 1, 2008. The FASB has also issued Staff Position (FSP) SFAS 157-2 (FSP No. 157-2), which delays the effective date of SFAS 157 for nonfinancial assets and liabilities, except for items that are recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually), until fiscal years beginning after November 15, 2008.

As defined in SFAS 157, fair value is the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date (exit price). The Company utilizes market data or assumptions that market participants would use in pricing the asset or liability, including assumptions about risk and the risks inherent in the inputs to the valuation technique. These inputs can be readily observable, market corroborated, or generally unobservable. The Company classifies fair value balances based on the observability of those inputs. SFAS 157 establishes a fair value hierarchy that prioritizes the inputs used to measure fair value. The hierarchy gives the highest priority to unadjusted quoted prices in active markets for identical assets or liabilities (level 1 measurement) and the lowest priority to unobservable inputs (level 3 measurement).

The three levels of the fair value hierarchy defined by SFAS 157 are as follows:

Level 1 – Quoted prices are available in active markets for identical assets or liabilities as of the reporting date. Active markets are those in which transactions for the asset or liability occur in sufficient frequency and volume to provide pricing information on an ongoing basis. Level 1 primarily consists of financial instruments such as exchange-traded derivatives, marketable securities and listed equities.

Level 2 – Pricing inputs are other than quoted prices in active markets included in level 1, which are either directly or indirectly observable as of the reported date. Level 2 includes those financial instruments that are valued using models or other valuation methodologies. These models are primarily industry-standard models that consider various assumptions, including quoted forward prices for commodities, time value, volatility factors, and current market and contractual prices for the underlying instruments, as well as other relevant economic measures. Substantially all of these assumptions are observable in the marketplace throughout the full term of the instrument, can be derived from observable data or are supported by observable levels at which transactions are executed in the marketplace. Instruments in this category generally include non-exchange-traded derivatives such as commodity swaps, interest rate swaps, options and collars.

Level 3 – Pricing inputs include significant inputs that are generally less observable from objective sources. These inputs may be used with internally developed methodologies that result in management’s best estimate of fair value.

Clean Coal uses Level 2 to value its warrant instruments and Level 1 to value its non cash common share transactions.

NOTE 2: GOING CONCERN

The accompanying financial statements have been prepared on a going concern basis of accounting which contemplates continuity of operations, realization of assets, liabilities, and commitments in the normal course of business. The accompanying financial statements do not reflect any adjustments that might result if the Clean Coal is unable to continue as a going concern.  Clean Coal has an accumulated deficit and a working capital deficit as of March 31, 2009 with no revenues anticipated for the near term. Management believes Clean Coal will need to raise capital in order to operate over the next 12 months.  As shown in the accompanying financial statements, Clean Coal has also incurred significant losses since inception.  Clean Coal’s continuation as a going concern is dependent upon its ability to generate sufficient cash flow to meet its obligations on a timely basis and ultimately to attain profitability. Clean Coal has limited capital with which to pursue its business plan.  There can be no assurance that Clean Coal’s future operations will be significant and profitable, or that Clean Coal will have sufficient resources to meet its objectives.  These conditions raise substantial doubt as to Clean Coal’s ability to continue as a going concern.  Management may pursue either debt or equity financing or a combination of both, in order to raise sufficient capital to meet Clean Coal’s financial requirements over the next twelve months and to fund its business plan. There is no assurance that management will be successful in raising additional funds.

NOTE 3: DEBT FROM RELATED PARTIES

During the three months ended March 31, 2009, Clean Coal was relieved of its obligation to repay principal of $66,215 and accrued interest of $3,338 by a shareholder of Clean Coal. The extinguishment is shown on the Statement of Stockholders’ Deficit as “forgiveness of related party debt”

A summary of the debt from related parties outstanding as of March 31, 2009 is as follows:

Date of	To	Maturity	Interest	Principal
Note	Whom	Date	Rate	Balance
June 1, 2001	Neal Goodfriend	Due on demand	10%	$ 7,500
April 3, 2008	C J Douglas	April 3, 2010	10%	103,961
April 15, 2008	Larry Hunt	April 15, 2010	10%	104,959
June 30, 2008	C J Douglas	June 30, 2010	10%	266,770
June 30, 2008	Larry Hunt	June 30, 2010	10%	247,305
June 30, 2008	ERC	June 30, 2010	10%	252,641
				$ 983,136

NOTE 4: EQUITY TRANSACTIONS

On November 1, 2007, Clean Coal entered into an employment agreement with its President and Chief Executive Officer whereby the President and Chief Executive Officer is entitled to a stock bonus of 94,323,289 common shares. The stock is to be awarded as follows: 33% on December 31, 2008, 33% on December 31, 2009 and 33% on December 31, 2010 contingent upon employment with Clean Coal on each date. Clean Coal calculated the value of the award on the grant date and is expensing the award over the award periods. A total of $4,605,192 was recognized as share-based compensation under this award for the three months ended March 31, 2009 and is reflected as accrued stock-based compensation in the Statement of Stockholders’ Deficit.  As of March 31, 2009, a total of 5,134,850 shares have been issued under the agreement and are shown as outstanding in the Statement of Stockholders’ Deficit.

On February 19, 2009, Clean Coal issued an aggregate of 8,814,483 common shares for the cashless exercise of 8,918,183 common stock warrants.

Between January and March 2009, Clean Coal issued a total of 466,666 common shares for services valued at $1,176,663.

On February 8, 2008, Clean Coal implemented a 5 to 1 forward stock split of the common stock. Pursuant to the forward split, each share of common stock issued and outstanding as of the forward split effective date was converted into one (5) shares of common stock. All share and per share data herein has been retroactively restated to reflect the forward split.

On March 17, 2008, a shareholder of Clean Coal transferred 400,000 common shares of Clean Coal from his personal holdings to a third party for services performed for Clean Coal. The transaction was accounted for as a return and cancellation of 400,000 common shares to

Clean Coal and the issuance of 400,000 shares valued at $1,232,000 for services.

On March 25, 2008, Clean Coal entered into a consulting agreement whereby the consultant is entitled to a stock bonus of 16,363,639 common shares of Clean Coal. The shares vest as follows: 33% on March 25, 2008, 33% on August 15, 2008 and 33% on December 31, 2008. Clean Coal calculated the value of the award based upon the closing stock price on the date of the agreement and is expensing the award over the vesting periods. A total of $14,789,683 was recognized as share-based compensation under this award for the three months ended March 31, 2008 and is reflected in the common stock issued for services line in the statement of stockholders deficit. As of March 31, 2008, 5,454,546 shares have been accounted for as issued in the statement of stockholders deficit as these were the vested shares as of March 31, 2008.

SUMMARY OF STOCK WARRANTS

	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (Years)
Outstanding at January 1, 2008	-	$ -
Granted	8,918,183	0.05
Exercised	-	-
Outstanding at January 1, 2009	8,918,183	0.05
Granted	-	-
Exercised	(8,918,183)	0.05
Outstanding at March 31, 2009	-	-	-

Warrants exercisable at March 31, 2009	-	$ -	-

The weighted average grant date fair value of options granted during the years 2008 and 2009 was $1.85 and $0.00, respectively. There was no aggregate intrinsic value of options outstanding or exercisable at March 31, 2009.

NOTE 5: WARRANT DERIVATIVES

In June 2008, the FASB finalized EITF 07-5, "Determining Whether an Instrument (or Embedded Feature) is indexed to an Entity's Own Stock". The EITF lays out a procedure to determine if an equity-linked financial instrument (or embedded feature) is indexed to its own common stock. The EITF is effective for fiscal years beginning after December 15, 2008. 8,918,183 of Clean Coal’s warrants that were previously classified in equity were reclassified to derivative liabilities on January 1, 2009 as a result of this EITF.  Clean Coal estimated the fair value of these liabilities as of January 1, 2009 to be $44,489,190 and recorded a reduction of $16,490,517 to Additional Paid In Capital and $27,998,673 to Accumulated Deficit.  The effect of this adjustment is recorded as a cumulative effect of change in accounting principle in our consolidated statement of stockholders’ deficit.

The warrants were exercised on February 19, 2009 (see note 4 for details).  The fair value of these liabilities as of February 19, 2009 was $36,890,709 resulting in a gain of $7,598,481 for the three months ended March 31, 2009. The remaining liability as of February 19, 2009 of $36,890,709 was then reclassified to Additional Paid In Capital as the warrants were exercised and settled for shares (see note 4 for details).

Clean Coal used the Black-Scholes option pricing model to value the warrants using the following assumptions: number of warrants as set forth in the warrant agreements; no expected dividend yield; expected volatility ranging from 192% to 258%; risk-free interest rates ranging from 1.55% to 3.67%; and expected terms based on the simplified method.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

FORWARD-LOOKING STATEMENTS AND FACTORS THAT MAY AFFECT FUTURE RESULTS

This Quarterly Report on Form 10-Q contains forward-looking statements that involve risks and uncertainties, as well as assumptions that, if they do not materialize or prove correct, could cause our results to differ materially from those expressed or implied by such forward-looking statements. All statements other than statements of historical fact are statements that could be deemed forward-looking statements, including, but not limited to, statements concerning: our plans, strategies and objectives for future operations; new products  or developments; future economic conditions, performance or outlook; the outcome of contingencies; expected cash flows or capital expenditures; our beliefs or expectations; activities, events or developments that we intend, expect, project, believe or anticipate will or may occur in the future; and assumptions underlying any of the foregoing. Forward-looking statements may be identified by their use of forward-looking terminology, such as “believes,” “expects,” “may,” “should,” “would,” “will,” “intends,” “plans,” “estimates,” “anticipates,” “projects” and similar words or expressions. You should not place undue reliance on these forward-looking statements, which reflect our management’s opinions only as of the date of the filing of this Quarterly Report on Form 10-Q and are not guarantees of future performance or actual results. Forward-looking statements are made in reliance upon the safe harbor provisions of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”).

Overview

Clean Coal Technologies, Inc. (“We,” “Company” or “Clean Coal”) owns a patented technology that we believe will provide clean energy at low costs through the use of the world’s most abundant fossil fuel, coal.  Our technology is designed to utilize controlled heat to extract and capture pollutants and moisture from low-rank coal, transforming it into a clean-burning, more energy-efficient fuel, prior to combustion.  Our proprietary coal cleaning process is designed to ensure that the carbon in coal maintains its structural integrity during the heating process while the volatile matter (polluting material) within the coal turns into a gaseous state and is removed from the coal.  We have trade-marked the name “PRISTINE” as a means of differentiating our processed product from the negative connotations generally associated with coal, and its traditional use. PRISTINE™ is applicable for a variety of applications, including coal-fired power stations, chemical byproduct extraction, and as a source fuel for coal to liquid technologies. To complement our core technology, we have entered into a technology option agreement to evaluate a carbon dioxide (CO2) separation technology as an alternative approach to “carbon capture and sequestration”. Our original Technology Option Agreement expires on May 27, 2009 and we are in the process of extending the original agreement by a further 120 days. Subject to a satisfactory outcome of our evaluation, it is the intention of both companies to enter into a global licensing agreement for the CO2 technology to be marketed in conjunction with our core technology. We also recently began working with another technology development company to evaluate their fuel-to-liquid technology as a precursor to a potential joint marketing agreement. Initial technology evaluation discussions are tentatively scheduled for mid-June, 2009.

Factors Affecting Results of Operations

Our operating expenses include the following:

•

Consulting expenses, which consist primarily of amounts paid for technology development and design and engineering services;

•

General and administrative expenses, which consist primarily of salaries, commissions and related benefits paid to our employees, as well as office and travel expenses;

•

Research and development expenses, which consist primarily of equipment and materials used in the development and testing of our technology; and

•

Legal and professional expenses, which consist primarily of amounts paid for audit, disclosure and reporting services.

Results of Operations

The following information should be read in conjunction with the financial statements and notes appearing elsewhere in this Report.  We are a development stage company and have had no revenues from inception to date.  We anticipate that we may not receive any significant revenues from operations until we begin to receive some revenues from our partnership share in our Chinese joint venture which we estimate will be approximately twenty-four months. The Company is presently in preliminary discussions with US and India interests to license its technology, which, if successful, would realize short term revenue opportunities. However, no agreements have been negotiated or executed and we cannot predict when or if any agreements will be completed.

For the Three Months Ended March 31, 2009 and 2008

Revenues

We have had no revenues for the three months ended March 31, 2009 and 2008 and do not anticipate any significant revenues for approximately twenty-four months, as stated above.

Operating Expenses

Our operating expenses for the three months ended March 31, 2009 totaled $6,122,529, compared to $24,171,027 for the same period in the prior year.  The primary component of the operating expenses in both periods was for shares issued for services.  We recorded stock-based compensation to our CEO and president of $4,686,855 for the three months ended March 31, 2009, compared to $7,799,427 during the same period in the prior year. In addition, during the three months ended March 31, 2009, we issued shares to AlphaTrade, an unrelated third party public relations consultant, for services valued at $470,000, and issued shares to DeHeng Law Firm, our China legal representation, for services valued at $625,000.

Effective April 24, 2008, we entered into an exclusive agreement for Cappello Capital to assist us with financial advisory services, specifically the raising of capital through various potential transactions, including, but not limited to, private placements, strategic alliances, sale or merger, divestitures, recapitalization, or strategic acquisition. The agreement provided for us to compensate Cappello Capital through warrants with an exercise price of $0.05 per share to purchase up to 5% of the Company on a fully diluted basis, with 2% of the warrants being due at the time of the signing of the agreement. Additionally we would be required to pay Cappello Capital a percentage of any financial transaction closed during the term of the agreement. We exercised our cancellation option on September 24, 2009 with Cappello Capital; however, under the terms of the agreement, Cappello exercised their signing warrants for a total of 8,814,483 common shares.

Other than the expense recorded for stock compensation during the three months ended March 31, 2009, operating expenses consisted of $146,580 in general and administrative expenses.  In the same period in 2008, our other operating expenses including $112,499 in general and administrative expenses and $204,120 in research and development expenses.

In 2008, we recorded compensation to the Chairman and Board of Directors consisting of a one-time award of 170,000 restricted shares each, plus $1,000, or $3,000 per meeting, respectively, for either telephone or in-person attendance at monthly meetings. The value of the stock award was determined based on the market price of our stock as of the date of award.  All Board of Directors’ cash fees have been accrued as of this date.  Our CEO and President, Doug Hague is not compensated for his participation on our Board, however, he has an employment agreement that includes an irrevocable stock option equal to 5% of the total issued shares as of January, 1 2008, which are awarded over a three year period, based on continued employment and performance.  We have elected to retain the services of two consultants, Larry Hunt and CJ Douglas who were originally contracted to our predecessor company, Saudi American Minerals, Inc. Larry Hunt is related party who who provides us with  international and domestic business development related activities. He is a long-time mine owner who is recognized as a leading expert on coal and other fossil fuels extraction and processing based on experience  gained over 45 years of hands-on coal mining management and implementing production improvement processes. He is the architect behind  our patented technology and also our founder, and was instrumental in developing our early market entry strategy for China. CJ Douglas is an unrelated party who provides services that support the Company’s administrative, investor relations, and accounting functions.

Net Income/Loss

For the three months ended March 31, 2009 we experienced net income of $1,451,009 due to a gain as a result of our derivative liability decreasing from January 1, 2009 to February 19, 2009 which was the date of exercise of the warrant derivatives.  Without including this gain, we had a loss from operations of $6,122,529, as outlined above, and interest expense of $24,943.  For the prior year period, we had a net loss of $24,171,027 due primarily to the share-based compensation detailed above. The derivative value at each measurement date and the resulting gain or loss from the change in value is determined using the Black Scholes option pricing model.  When our stock price goes up, our derivative value tends to increase and when our stock price goes down our derivative value tends to decrease.  Our stock price went down between January 1, 2009 and February 19, 2009 which caused the liability to decrease resulting in the gain.  There were no more derivatives at March 31, 2009.

We anticipate losses from operations will increase during the next twelve months due to anticipated increases payroll expenses as we add necessary staff and increases in legal and accounting expenses associated with becoming a reporting company.  We expect that we will continue to have net losses from operations for several years until revenues from operating facilities become sufficient to offset operating expenses, unless we are successful in the sale of licenses for our technology.

Liquidity and Capital Resources

We have had no revenues since inception.  We have obtained cash for research and development activities and operating expenses through advances and/or loans from affiliates and stockholders.  Our technology has not yet been installed in an operating commercial facility and we anticipate it will be a minimum of 12 to 18 months until the first operational plant to be constructed with the Sino-Mongolia International Railroad Systems, Co. Limited of Inner Mongolia Autonomous Region, PRC (SMIRSC) our Chinese joint venture partner, is completed. This time frame represents a delay in our original estimate for the beginning of the initial construction of the facility due primarily a delay in obtaining the Chinese government approval of the Feasibility Study that is a prerequisite to the final approval of our Cooperative Joint Venture Agreement (CJVA). We have been advised that the preliminary Feasibility Study has been provided to our Chinese partner (SMIRSC) and that the final approval will be forthcoming in June, 2009. This approval will be the catalyst for the joint venture to complete its registration and operating license process, and subsequently commence operations. Once the plant is completed and fully operational, we should begin to receive our 25% partnership share of some revenues from plant operations but we cannot predict exactly when those revenues will start.

Net Cash Provided by Operating Activities.  Our primary sources of operating cash during the three months ended March 31, 2009 was loans from related and unrelated parties.  Loans are in the form of notes which bear a 10% interest rate and 24-month maturity. Our primary uses of funds in operations were payments made to our consultants and employees, as well as travel and office expenses.

Net cash provided by operating activities was $3,596 for the three months ended March 31, 2009 compared to $5,726 for the same period in 2008.  The decrease in cash provided by operating activities in 2009 was due primarily net income of $1,451,009 with non-cash items including shares issued for services valued at $5,781,855, depreciation expense of $51 and a gain on derivative liability of $7,598,481. During the three months ended March 31, 2009, we experienced an increase in accounts payable of $84,638, an increase in related party payables of $258,604 and an increase in accrued liabilities of $25,920.  Net cash used in operating activities from inception through March 31, 2009 totaled $1,805,042.

Net Cash Used In Investing Activities.  We did not engage in investing activities for the three months ended March 31, 2009 or 2008.  From inception through March 31, 2009, net cash used in investing activities totaled $11,339 for the purchase of fixed assets and a deposit.

Net Cash Provided by Financing Activities.  We did not engage in financing activities during the three months ended March 31, 2009 or 2008. From inception through March 31, 2009, net cash provided by financing activities totaled $1,821,575 due to loans and advances from related parties.

Cash Position and Outstanding Indebtedness

Our total indebtedness at March 31, 2009 was $2,835,150, consisting of current liabilities of $1,859,514 and debt from related parties of $975,636.  Current liabilities consist primarily of accounts payable, accounts payable to related parties, advances from related parties and accrued expenses.  At March 31, 2009, we had current assets of $5,195 in cash and a $5,000 deposit.  We have property, plant and equipment (net of accumulated depreciation) of $892.

Contractual Obligations and Commitments

The following table summarizes our contractual cash obligations and other commercial commitments at March 31, 2009.

	Payments due by period
	Total	Less than 1 year	1 to 3 years	3 to 5 years	After 5 years

Facility lease (1)	$43,030	$39,720	$3,310	$-	$-
SMIRSC contract (2)	8,333,000	1,670,000	6,660,000	-	-
Total contractual cash obligations	$8,376,030	$1,709,720	$6,663,310	$-	$-

(1)  Our lease term runs until May 31, 2010, at a minimum monthly rate of $3,310 per month for approximately 1,450 square feet.

(2) In December 2007, we signed a JV agreement with SMIRSC that requires us to make an initial payment of $1,670,000 for our initial registered capital contribution within 90 days after the completion of a feasibility study, with a balance of $6,660,000 payable after 24 months from the completion of the study. Although we do not yet have a date certain for the study to be finished, we believe it will be completed prior to June 15, 2009.

Based on our current operational costs, we will need approximately $2,200,000 to fund our operations for the next 12 months, and a similar additional amount to continue operations for the following twelve months, or until the initial plant is up and running.  We are also contractually required to provide approximately $1,670,000, representing the first 20% of our partnership contribution, within ninety days of the completion of a feasibility study and the award of the license and registration, which we estimate will be finished not later than June 15, 2009.  This time frame represents a delay in our original estimate for the beginning of the initial construction of the facility due primarily the delay in the Chinese government approval of the Feasibility Study that is a prerequisite to the final approval of our

Cooperative Joint Venture Agreeemnt(CJVA) . The Company has been advised that the preliminary Feasibility Study has been provided to our Chinese partner (SMIRSC) and that the final approval will be forthcoming in June, 2009 – This approval will be the catalyst for the CJV to complete its registration and operating license process, and subsequently commence its operations. The remaining portion of our funding for the joint venture will be due within twenty-four months of the study’s conclusion.  Accordingly, we estimate we need to raise total capital of approximately $5,000,000 for each year of the next two years in order to meet our funding commitments and continue operations.

At this filing date, we do not have firm commitments for funding but intend to seek sufficient debt or equity funding to meet both our capital contribution deadlines and funding sufficient for our operations.

We also intend to seek partnership or license arrangements in order to begin construction of other facilities. Our engineering consultant, Benham Companies, LLC (“Benham) has tentatively estimated construction costs for each one million metric ton coal cleaning facility of approximately $100 million (excluding land costs). We are in discussions with several interested parties who may fund some or all of the estimated costs but have no definitive agreements in place.

Under the terms of our consulting agreement with Benham, we are obligated to pay to Benham a fee representing five percent of all gross revenues received by us from the sale of our technology, the operation of franchised plants utilizing the technology or revenue received on any other basis that is related to the technology. This fee will remain in effect for a period of 15 years, commencing from the date that we receive our initial revenue stream from the Chinese operations.

SMIRSC recently provided us with documentation supporting its financial viability through an $8 billion line of credit with the state-owned China Development Bank.  However, the economic situation in China has deteriorated with the general decline in the world marketplace.  While we believe this project is of particular importance to both SMIRSC and the Chinese government, any change in SMIRSC’s ability to meet its funding obligations would place the whole project in serious jeopardy.

Off-Balance Sheet Arrangements

We have not and do not have any relationships with unconsolidated entities or financial partnerships, such as entities often referred to as structured finance or special purpose entities, which would have been established for the purpose of establishing off-balance sheet arrangements or other contractually narrow or limited purposes. Therefore, we do not believe we are exposed to any financing, liquidity, market or credit risk that could arise if we had engaged in such relationships.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We are exposed to changes in prevailing market interest rates affecting the return on our investments but do not consider this interest rate market risk exposure to be material to our financial condition or results of operations.  We invest primarily in United States Treasury instruments with short-term (less than one year) maturities.  The carrying amount of these investments approximates fair value due to the short-term maturities.  Under our current policies, we do not use derivative financial instruments, derivative commodity instruments or other financial instruments to manage our exposure to changes in interest rates or commodity prices.

ITEM 4. CONTROLS AND PROCEDURES

As of March 31, 2009, we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and  Chief  Financial  Officer  (the  same  person), of the effectiveness  of  the  design  and  operation  of  our  disclosure controls and procedures  pursuant to Exchange  Act  Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended.  Based on this evaluation, management concluded that our financial disclosure controls and procedures were not effective due to our limited internal resources and lack of ability to have multiple levels of transaction review.  We presently have only one officer and one employee. Inasmuch as there is no segregation of duties within the Company, there is no management oversight, no control documentation being produced, and no one to review control documentation if it was being produced.

There were no changes in disclosure controls and procedures that occurred during the  period  covered  by  this  report  that  have  materially  affected, or are reasonably  likely to materially effect, our disclosure controls and procedures. We do not expect to implement any changes to our disclosure controls and procedures until there is a significant change in our operations or capital resources.

PART II - OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

None.

ITEM 1A. RISK FACTORS

We have no operating revenues yet and we have made no provision for any contingency, unexpected expenses or increases in costs that may arise.

We are a development stage company and have no revenues from operations to use for operating expenses or research and development.  Since inception, we have been able to cover our operating losses from debt and equity financing.  These sources of funds may not  be available to cover future operating losses. If we are not able to obtain adequate sources of funds to operate our business we may not be able to continue as a going concern.

Our business strategy and plans could be adversely affected in the event we need additional financing and are unable to obtain such funding when needed.  It is possible that our available funds may not be sufficient to meet our operating expenses, development plans, and capital expenditures for the next twelve months.  Insufficient funds may prevent us from implementing our business strategy or may require us to delay, scale back or eliminate certain opportunities for the commercialization of our technology. If we cannot obtain necessary funding, then we may be forced to cease operations.

We may experience delays in resolving unexpected technical issues arising in completing development of new technology that will increase development costs and postpone anticipated sales and revenues.

As we develop, refine and implement our technology, we may have to solve technical, manufacturing and/or equipment-related issues.  Some of these issues are ones that we cannot anticipate because the technology we are developing is new. If we must revise existing manufacturing processes or order specialized equipment to address a particular issue, we may not meet our projected timetable for bringing commercial operations on line.  Such delays may interfere with our projected operating schedules, delay our receipt of licensing and royalty revenues from operations and decrease royalties from operations.

Because we have limited experience, we may be unable to successfully manage planned growth as we complete the transition from a technology development company to a licensing company.

We have limited experience in the commercial marketing arena, limited sales and marketing experience, and limited staff and support systems, especially compared to competitors in the energy industry.  In order to become profitable through the commercialization of our technology, it must be cost-effective and economical to implement on a commercial scale.  Furthermore, if our technology does not achieve, or if it is unable to maintain, market acceptance or regulatory approval, we may not be profitable.

Our success depends, in part, on our ability to license and market our technology effectively. We have limited marketing and sales capabilities.  Although we may hire consultants to assist us in this transition period, we   may not correctly ascertain or assess any and all risks inherent in the industry.  We may not be successful in entering into new licensing arrangements, engaging independent sales representatives or partners, or recruiting, training and retaining an internal marketing staff and sales force, if necessary.  If we are unable to meet the challenges posed by our planned licensing and sales growth, our business may fail.

The market in which we are attempting to sell our technology is highly competitive.

The market for our technology is highly competitive on a global basis, with a number of competitors having significantly greater resources and more established market penetration than us. Because of greater resources and more widely accepted brand names, many of our competitors may be able to adapt more quickly to changes in the markets we have targeted or devote greater resources to the development and sale of new technology products.  Our ability to compete is dependent on our emerging technology which may take some time to develop market acceptance.  To improve our competitive position, we may need to make significant ongoing investments in service and support, marketing, sales, research and development and intellectual property protection.  We  may not have sufficient resources to continue to make such investments or  to secure a competitive position within the market we target.

Our business depends on the protection of our patents and other intellectual property and may suffer if we are unable to adequately protect such intellectual property.

Our success and ability to compete are substantially dependent upon our intellectual property.  We rely on patent laws, trade secret protection and confidentiality or license agreements with our employees, consultants, strategic partners and others to protect our intellectual property rights.  However, the steps we take to protect our intellectual property rights may be inadequate.  There are events that are outside of our control that pose a threat to our intellectual property rights as well as to our products and services.  For example, effective intellectual property protection may not be available in every country in which we license our technology.  Also, the efforts we have taken to protect our proprietary rights may not be sufficient or effective.  Any impairment of our intellectual property rights could harm our business and our ability to compete.  Also, protecting our intellectual property rights is costly and time consuming.  Any increase in the unauthorized use of our intellectual property could make it more expensive to do business and harm our operating results.  In addition, other parties may independently develop similar or competing technologies designed around any patents that may be issued to us.

We have been granted one U.S. patent and have several U.S. patent applications pending relating to certain aspects of our technology and we may seek additional patents on future innovations.  Our ability to license our technology is substantially dependent on the validity and enforcement of these patents and patents pending.  We cannot assure you that our patents will not be invalidated, circumvented or challenged, that patents will be issued for our patents pending, that the rights granted under the patents will provide us competitive advantages or that our current and future patent applications will be granted.

Third parties may invalidate our patents

Third parties may seek to challenge, invalidate, circumvent or render unenforceable any patents or proprietary rights owned by or licensed to us based on, among other things:

•

subsequently discovered prior art;

•

lack of entitlement to the priority of an earlier, related application; or

•

failure to comply with the written description, best mode, enablement or other applicable requirements.

United States patent law requires that a patent must disclose the “best mode” of creating and using the invention covered by a patent.  If the inventor of a patent knows of a better way, or “best mode,” to create the invention and fails to disclose it, that failure could result in the loss of patent rights.  Our decision to protect certain elements of our proprietary technologies as trade secrets and to not disclose such technologies in patent applications, may serve as a basis for third parties to challenge and ultimately invalidate certain of our related patents based on a failure to disclose the best mode of creating and using the invention claimed in the applicable patent.  If a third party is successful in challenging the validity of our patents, our inability to enforce our intellectual property rights could seriously harm our business.

We may be liable for infringing the intellectual property rights of others.

Our technology may be the subject of claims of intellectual property infringement in the future.  Our technology may not be able to withstand any third-party claims or rights against their use.  Any intellectual property claims, with or without merit, could be time-consuming, expensive to litigate or settle, could divert resources and attention and could require us to obtain a license to use the intellectual property of third parties.  We may be unable to obtain licenses from these third parties on favorable terms, if at all.  Even if a license is available, we may have to pay substantial royalties to obtain it.  If we cannot defend such claims or obtain necessary licenses on reasonable terms, we may be precluded from offering most or all of technology and our business and results of operations will be adversely affected.

Our ability to execute our business plan would be harmed if we are unable to retain or attract key personnel.

Our technology is being marketed by a small number of the members of our management.  Our technology is being developed and refined by a small number of technical consultants. Our future success depends, to a significant extent, upon our ability to retain and attract the services of these and other key personnel.  The loss of the services of one or more members of our management team or our technical consultants could hinder our ability to effectively manage our business and implement our growth strategies.  Finding suitable replacements could be difficult, and competition for such personnel of similar experience is intense.  We do not carry key person insurance on our sole officer.

Overseas development of our business is subject to international risks, which could adversely affect our ability to license profitable overseas plants.

We believe a significant portion of the growth opportunity for our business lies outside the United States. Doing business in foreign countries may expose us to many risks that are not present domestically. We lack significant experience dealing with such risks, including political, military, privatization, technology piracy, currency exchange and repatriation risks, and higher credit risks associated with customers. In addition, it may be more difficult for us to enforce legal obligations in foreign countries, and we may be at a disadvantage in any legal proceeding within the local jurisdiction. Local laws may also limit our ability to hold a majority interest in the projects that we develop.

We do not know if coal processed using our technology is commercially viable.

We do not yet know whether coal processed using our technology can be produced and sold on a commercial basis in a cost effective manner after taking into account the cost of the feedstock, processing costs, license and royalty fees and the costs of transportation. Because we have not experienced any full scale commercial operations, we have not yet developed a guaranteed efficient cost structure. We are currently using the estimates for anticipated pricing and costs, as well as the qualities of the coal processed in the laboratory setting to make such estimates. We may experience technical problems that could make the processed coal more expensive than anticipated. Failure to address both known and unforeseen technical challenges may materially and adversely affect our business, results of operations and financial condition.

We have experienced large net losses, have little liquidity and need to obtain funds for operations or we may not be able to continue.

We have a net loss of $137,886,154 since inception. The net losses to date include large non-cash expenses recorded for share-based compensation for consultants and officer compensation.  However, in addition to the non-cash expenses, we had other operating expenses, all funded through loans from existing shareholders.  In order to meet our current operating budget and anticipated contractual obligations, we estimate that we will need an additional $2,200,000 for the next 12 months and $5,000,000 over the next 2 years. If we cannot obtain adequate financing from new funding sources, we will be unable to continue operations or meet our contractual obligations.

Our use of equity as an alternative to cash compensation may cause excessive dilution for our current shareholders.

Due to shortage of operating funds and low liquidity, we have issued shares and warrants as compensation for services, including board and officer compensation as well as compensation for outside consultants. This form of compensation has enabled us to obtain services that would not otherwise have been available to us but it has resulted in dilution to our shareholders. Unless we are able to obtain adequate financing in the immediate future, we may be forced to continue to obtain services through the issuance of shares and warrants, resulting in additional dilution to shareholders and potentially adversely affecting any return on investment

We need immediate financing to meet our current obligations for facilities construction.

On December 2, 2008, we entered into a Cooperative Joint Venture agreement with the Sino-Mongolian International Railroad Systems Co., Ltd., which will be called the Sino-Mongolian International Investment Co. Ltd. The joint venture agreement will provide for the deployment of our technology into Inner Mongolia to form the foundation for a coal-to-fuel project that will initially scale to 80 million metric tons per year, and thereafter be increased to 1.0 billion metric tons.   To meet our obligations under the JV agreement, upon completion of a feasibility study and the award of the JV license and registration, we are required to obtain substantial amounts of financing ($1,670,000 for our initial registered capital contribution, with a balance of $6,630,000 payable after 24 months from the completion of the feasibility study). We do not have such financing in place or available to us. Inability to construct the facility or to finance the construction thereof on acceptable terms, will adversely affect our financial condition.

Construction of future facilities will require substantial lead time and significant additional financing.

We do not have any definitive contracts to construct future facilities. To the extent that we have secured joint venture or partnership agreements and identified appropriate sites for future facilities or agreed with utilities or other businesses to construct such facilities, we are required to begin a lengthy permitting and construction process. We estimate that it could take at least six months or longer to obtain necessary permits and approvals and that, depending on local circumstances, the required time could be much longer. Thereafter, construction of a facility with a capacity of approximately 80 million tons of processed coal per year will take an estimated period of 18 to 24 months. For plant construction, we could expect to incur construction expenses well in advance of any revenues and would be required to secure relatively long term financing for such construction, which financing may not be available to us.

Any negative results from the continuing evaluation of our technology or processed coal produced at future facility sites could have a material adverse effect on the marketability of our technology and future prospects.

We are continuing to evaluate the attributes of coal processed using our technology on a laboratory scale. We do not know if  these evaluations will result in positive findings concerning the moisture content, heat value, emission-levels, burn qualities or other aspects of our processed coal. Furthermore, even if current evaluations indicate that our processed coal performs to design specifications, we do not know if  later tests or larger scale processing will confirm these current results or that the processed coal will be readily accepted by the market. The process of introducing our technology into the market may be further delayed if these test results are negative or if potential licensees conduct their own tests of the processed coal to determine whether it meets their individual requirements and the results are not acceptable. We have conducted numerous tests of our technology using a variety of feed stocks in our laboratories. The ability to use feed stocks from other locations in the United States or overseas will depend on the results of future tests on different types of coal. If these tests limit the range of viable low-grade coal feed stocks for use in our process, site locations for future plants may be limited and the commercial appeal of the process may be less than anticipated. If this continuing process of evaluation and market introduction results in negative findings concerning our process, it could have a material adverse effect on the marketability of our technology and on our financial condition, results of operations and future prospects.

Due to the uncertain commercial acceptance of coal processed using our technology we may not be able to realize significant licensing revenues.

While we believe that a commercial market is developing both domestically and internationally for cleaner coal products such as coal processed using our technology, we may face the following risks due to the developing market for cleaner coal technology:

-

limited pricing information;

-

changes in the price differential between low- and high-Btu coal;

-

unknown costs and methods of transportation to bring processed coal to market;

-

alternative fuel supplies available at a lower price;

-

the cost and availability of emissions-reducing equipment or competing technologies; and

-

a decline in energy prices which could make processed coal less price competitive.

        If we are unable to develop markets for our processed coal, our ability to generate revenues and profits will be negatively impacted.

If we are unable to successfully construct and commercialize production plants, our ability to generate profits from our technology will be impaired.

Our future success depends on our ability to secure partners to locate, develop and construct future commercial production plants and operate them at a profit. A number of different variables, risks and uncertainties affect such commercialization including:

-

the complex, lengthy and costly regulatory permit and approval process;

-

local opposition to development of projects, which can increase cost and delay timelines;

-

increases in construction costs such as for contractors, workers and raw materials;

-

transportation costs and availability of transportation;

-

the inability to acquire adequate amounts of low rank feedstock coal at forecasted prices to meet projected goals;

-

engineering, operational and technical difficulties; and

-

possible price fluctuations of low-Btu coal which could impact profitability.

        If we are unable to successfully address these risks, our results from operations, financial condition and cash flows may be adversely affected.

Future changes in the law may adversely affect our ability to sell our products and services.

        A significant factor in expanding the potential U.S. market for coal processed using our technology is the numerous federal, state and local environmental regulations, which provide various air emission requirements for power generating facilities and industrial coal users. We believe that the use of clean-burning fuel technologies such as ours will help utility companies comply with the air emission regulations and limitations. However, we are unable to predict future regulatory changes and their impact on the demand for our technology. While more stringent laws and regulations, including mercury emission standards, limits on sulfur dioxide emissions and nitrogen oxide emissions, may increase demand for our technology, such regulations may result in reduced coal use and increased reliance on alternative fuel sources. Similarly, amendments to the numerous federal and state environmental regulations that relax emission limitations would have a material adverse effect on our prospects.

ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

On February 19, 2009, we issued an aggregate of 8,814,483 common shares for the cashless exercise of 8,918,183 common stock warrants.  The warrants were issued to Cappello Capital per the terms of a financial advisory services agreement entered into in April 2008.

Between January and March 2009, we issued a total of 466,666 common shares for services valued at $1,176,663. Of these shares, 200,000 were issued to AlphaTrade, an unrelated third party public relations consultant, for services valued at $470,000, and 250,000 were issued to DeHeng Law Firm, our China legal representation, for services valued at $625,000.  The balance of the shares were issued to our CEO, Douglas Hague, as part of his compensation package.

The above shares were issued in reliance on the exemption from registration pursuant to Section 4(2) of the Securities Act of 1933, as amended, and the regulations promulgated thereunder. The transactions were issuances for services performed, the transactions were all privately negotiated and none involved any kind of public solicitation.

.ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

ITEM 5.  OTHER INFORMATION

None.

ITEM 6.  EXHIBITS

Exhibit 31 - CERTIFICATION OF PRINCIPAL EXECUTIVE AND FINANCIAL OFFICER PURSUANT TO SECTION 302 OF THE SARBANES-OXLEY ACT OF 2002.

Exhibit 32 - CERTIFICATION OF PRINCIPAL EXECUTIVE AND FINANCIAL OFFICER PURSUANT TO SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: May 20, 2009

/s/ Douglas Hague
Douglas Hague
President, CEO, and Acting Chief Financial Officer