Form 10-Q
period 2009-06-30
Clean Coal Technologies Inc.
filed 2009-08-19
CIK 1445109

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

FORM 10-Q

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended:

June 30, 2009

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

 The number of shares outstanding of Registrant’s Common Stock as of August 19, 2009: 439,970,618

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

Clean Coal Technologies, Inc.
(A Development Stage Company)
Balance Sheets
(Unaudited)

	June 30,	December 31,
	2009	2008
ASSETS
Current Assets
Cash	$ 829	$ 1,598
Total Current Assets	829	1,598

Property, plant and equipment, net of accumulated
depreciation of $178 and $76, respectively	841	943
Other assets	5,000	5,000
Total Assets	$ 6,670	$ 7,541

LIABILITIES AND STOCKHOLDERS' DEFICIT
Current Liabilities
Accounts payable	$ 433,514	$ 355,423
Accounts payable from related parties	1,500,612	994,750
Advances from related parties	77,000	70,000
Accrued liabilities	114,732	66,017
Short-term debt	15,000	-
Debt from related parties	983,136	7,500
Total Current Liabilities	3,123,994	1,493,690

Debt from related parties	-	1,041,851
Total Liabilities	3,123,994	2,535,541

Common stock, $0.00001 par value; 600,000,000 shares
authorized, 439,970,618 and 430,689,469 shares issued
and outstanding, respectively	4,400	4,307
Additional paid-in capital	167,712,724	136,804,856
Deficit accumulated during the development stage	(170,834,448)	(139,337,163)
Total Stockholders' Deficit	(3,117,324)	(2,528,000)
Total Liabilities and Stockholders' Deficit	$ 6,670	$ 7,541

See Notes to the Financial Statements.

Clean Coal Technologies, Inc.
(A Development Stage Company)
Statements of Expenses
(Unaudited)

					October 20, 1997
	Three Months Ended		Six Months Ended		(Inception)
	June 30,		June 30,		Through
	2009	2008	2009	2008	June 30, 2009

Operating Expenses:
General and administrative	$101,458	$154,512	$248,038	$267,011	$1,706,461
Research and development	-	24,389	-	228,509	374,912
Consulting services	4,823,651	39,902,845	10,799,600	63,757,253	148,022,341

Loss from Operations	(4,925,109)	(40,081,746)	(11,047,638)	(64,252,773)	(150,103,714)

Other Income (Expenses):
Interest expense	(24,512)	(26,521)	(49,455)	(26,521)	(275,200)
Other expenses	-	-	-	-	(13,985)
Loss on extinguishment of debt	-	-	-	-	(41,357)
Gain on change in derivative liability	-	-	7,598,481	-	7,598,481
Total Other Income (Expense)	(24,512)	(26,521)	7,549,026	(26,521)	7,267,939

Net Loss	$ (4,949,621)	$ (40,108,267)	$ (3,498,612)	$ (64,279,294)	$(142,835,775)

Net loss per share - basic and diluted	$ (0.01)	$ (0.10)	$ (0.01)	$ (0.16)

Weighted average shares outstanding - basic and diluted	439,970,618	414,545,526	437,331,811	411,998,073

See Notes to the Financial Statements.

Clean Coal Technologies Inc
(A Development Stage Company)
Statement of Stockholders' Deficit
(Unaudited)
				Deficit
				Accumulated
			Additional	During the
	Common Stock		Paid-In	Development	Stockholders'
	Shares	Amount	Capital	Stage	Deficit

Balances at December 31, 2008	430,689,469	$ 4,307	$ 136,804,856	$ (139,337,163)	$ (2,528,000)

Cumulative effect of change in accounting principle - January 1, 2009 reclassification of embedded feature of equity-linked financial instruments to derivative liabilities	-	-	(16,490,517)	(27,998,673)	(44,489,190)

Derivative liability removed due to warrants exercised	-	-	36,890,709	-	36,890,709
Common stock issued for services	466,666	5	1,176,658	-	1,176,663
Accrued stock-based compensation	-	-	9,261,553	-	9,261,553

Common stock issued upon cashless exercise of warrants	8,814,483	88	(88)	-	-
Forgiveness of related party debt	-	-	69,553	-	69,553
Net loss	-	-	-	(3,498,612)	(3,498,612)

Balances at June 30, 2009	439,970,618	$ 4,400	$ 167,712,724	$ (170,834,448)	$ (3,117,324)

See Notes to the Financial Statements.

Clean Coal Technologies, Inc.
(A Development Stage Enterprise)
Statements of Cash Flows
(Unaudited)
			October 20, 1997
			(Inception)
	Six Months Ended		Through
	June 30,		June 30,
	2009	2008	2009
CASH FLOWS FROM OPERATING ACTIVITIES:
Net Loss	$ (3,498,612)	$ (64,279,294)	$ (142,835,775)
Adjustment to reconcile net loss to net cash
used in operating activities:
Depreciation expense	102	-	5,498
Shares issued for services	10,438,216	46,966,482	129,366,456
Warrant expense	-	16,490,517	16,490,517
Loss on extinguishment of debt	-	-	41,357
Interest expense paid in shares	-	-	43,935
Interest converted to debt	-	20,531	22,600
Write-off of asset	-	-	11,015
Gain on derivative liability	(7,598,481)	-	(7,598,481)
Changes in operating assets and liabilities:
Prepaid expenses and other current assets	-	2,339	(11,015)
Accounts payable	78,091	32,093	433,514
Accounts payable - related party	505,862	672,857	2,080,902
Accrued expenses	52,053	4,932	118,070
Net Cash Used In Operating Activities	(22,769)	(89,543)	(1,831,407)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of fixed assets	-	-	(6,339)
Investment in joint venture	-	-	(5,000)
Net Cash Used in Investing Activities	-	-	(11,339)

CASH FLOWS FROM FINANCING ACTIVITIES:
Advances from related parties	7,000	-	312,000
Borrowings on debt	15,000	-	15,000
Borrowings on related party debt	-	103,961	1,516,575
Net Cash Provided by Financing Activities	22,000	103,961	1,843,575

NET CHANGE IN CASH AND CASH EQUIVALENTS	(769)	14,418	829
CASH AND CASH EQUIVALENTS - beginning of period	1,598	1,730	-
CASH AND CASH EQUIVALENTS - end of period	$ 829	$ 16,148	$ 829

SUPPLEMENTAL DISCLOSURES:
Cash paid for interest	$ -	$ -
Cash paid for income taxes	-	-	-

NON-CASH INVESTING AND FINANCING ACTIVITIES:
Forgiveness of related party debt and accrued interest	$ 69,553	$ -	$ 69,553
Derivative liability removed due to warrants exercised	36,890,709	-	36,890,709
Cumulative effect of change in accounting principle	44,489,190	-	44,489,190
Preferred stock issued for related party debt	-	-	380,837
Preferred stock converted to common stock	-	-	481
Debt converted to common stock	-	-	924,277
Related party payables and advances converted to debt	-	815,290	815,290
Accrued interest converted to debt	-	2,069	-

See Notes to the Financial Statements.

Clean Coal Technologies, Inc.

(A Development Stage Company)

Notes to Financial Statements

(Unaudited)

NOTE 1: BASIS OF PRESENTATION

The accompanying unaudited interim financial statements of Clean Coal Technologies, Inc. have been prepared in accordance with accounting principles generally accepted in the United States of America and the rules of the Securities and Exchange Commission, and should be read in conjunction with the audited financial statements and notes thereto contained in Clean Coal’s Registration Statement on Form 10 filed with the SEC. In the opinion of management, the accompanying unaudited interim financial statements reflect all adjustments, consisting of normal recurring adjustments, necessary to present fairly the financial position and the results of operations for the interim period presented herein. The results of operations for interim periods are not necessarily indicative of the results to be expected for the full year or for any future period. Notes to the financial statements which would substantially duplicate the disclosure contained in the audited financial statements for fiscal 2007 as reported in the Form 10 have been omitted.

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

NOTE 2: GOING CONCERN

The accompanying financial statements have been prepared on a going concern basis of accounting which contemplates continuity of operations, realization of assets, liabilities, and commitments in the normal course of business. The accompanying financial statements do not reflect any adjustments that might result if the Clean Coal is unable to continue as a going concern.  Clean Coal has an accumulated deficit and a working capital deficit as of June 30, 2009 with no revenues anticipated for the near term. Management believes Clean Coal will need to raise capital in order to operate over the next 12 months.  As shown in the accompanying financial statements, Clean Coal has also incurred significant losses since inception.  Clean Coal’s continuation as a going concern is dependent upon its ability to generate sufficient cash flow to meet its obligations on a timely basis and ultimately to attain profitability. Clean Coal has limited capital with which to pursue its business plan.  There can be no assurance that Clean Coal’s future operations will be significant and profitable, or that Clean Coal will have sufficient resources to meet its objectives.  These conditions raise substantial doubt as to Clean Coal’s ability to continue as a going concern.  Management may pursue either debt or equity financing or a combination of both, in order to raise sufficient capital to meet Clean Coal’s financial requirements over the next twelve months and to fund its business plan. There is no assurance that management will be successful in raising additional funds.

NOTE 3: RELATED PARTY TRANSACTIONS

Debt from related parties

During March 2009, Clean Coal was relieved of its obligation to repay principal of $66,215 and accrued interest of $3,338 by a shareholder of Clean Coal. The extinguishment is shown on the Statement of Stockholders’ Deficit as “forgiveness of related party debt”.

A summary of the debt from related parties outstanding as of June 30, 2009 is as follows (all of which is unsecured):

Date of	To	Maturity	Interest	Principal
Note	Whom	Date	Rate	Balance
June 1, 2001	Neal Goodfriend	Due on demand	10%	$ 7,500
April 3, 2008	C J Douglas	April 3, 2010	10%	103,961
April 15, 2008	Larry Hunt	April 15, 2010	10%	104,959
June 30, 2008	C J Douglas	June 30, 2010	10%	266,770
June 30, 2008	Larry Hunt	June 30, 2010	10%	247,305
June 30, 2008	ERC	June 30, 2010	10%	252,641
				$ 983,136

Advances from related parties

At June 30, 2009, unpaid advances from related parties totaled $77,000. Advances from related parties are unsecured, non-interest bearing and have no specific terms of repayment.

Accounts payable from related parties

At June 30, 2009, unpaid services provided by related parties totaled $1,500,612, which was included in accounts payable from related parties.

NOTE 4: NOTES PAYABLE

On May 14, 2009, Clean Coal borrowed $15,000 from an unrelated third party. The loan bears interest at 10% per annum and matures May 13, 2010. One year from the date of the loan, the principal and accrued interest become convertible into common shares of Clean Coal at 50% of the market price of Clean Coal’s common stock on the conversion date.

NOTE 5: EQUITY TRANSACTIONS

On November 1, 2007, Clean Coal entered into an employment agreement with its President and Chief Executive Officer whereby the President and Chief Executive Officer is entitled to a stock bonus of 15,404,549 common shares. The stock is to be awarded as follows: 33% on December 31, 2008, 33% on December 31, 2009 and 33% on December 31, 2010 contingent upon employment with Clean Coal on each date. Clean Coal calculated the value of the award based upon the closing stock price on the reporting date December 31, 2007 and is expensing the award over the award periods. A total of $9,261,553 was recognized as share-based compensation under this award for the six months ended June 30, 2009 and is reflected as accrued stock-based compensation in the Statement of Stockholders’ Deficit.  As of June 30, 2009, a total of 5,151,516 shares have been issued under the agreement and are shown as outstanding in the Statement of Stockholders’ Deficit.

On February 19, 2009, Clean Coal issued an aggregate of 8,814,483 common shares for the cashless exercise of 8,918,183 common stock warrants.

Between January and March 2009, Clean Coal issued a total of 466,666 common shares for services valued at $1,176,663.

SUMMARY OF STOCK WARRANTS

	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (Years)
Outstanding at January 1, 2008	-	$ -
Granted	8,918,183	0.05
Exercised	-	-
Outstanding at January 1, 2009	8,918,183	0.05
Granted	-	-
Exercised	(8,918,183)	0.05
Outstanding at June 30, 2009	-	-	-

Warrants exercisable at June 30, 2009	-	$ -	-

The weighted average grant date fair value of options granted during the years 2008 and 2009 was $1.85 and $0.00, respectively. There was no aggregate intrinsic value of options outstanding or exercisable at June 30, 2009.

NOTE 6: WARRANT DERIVATIVES

In June 2008, the FASB finalized EITF 07-5, "Determining Whether an Instrument (or Embedded Feature) is indexed to an Entity's Own Stock". The EITF lays out a procedure to determine if an equity-linked financial instrument (or embedded feature) is indexed to its own common stock. The EITF is effective for fiscal years beginning after December 15, 2008. 8,918,183 of Clean Coal’s warrants that were previously classified in equity were reclassified to derivative liabilities on January 1, 2009 as a result of this EITF.  Clean Coal estimated the fair value of these liabilities as of January 1, 2009 to be $44,489,190 and recorded a reduction of $16,490,517 to Additional Paid-in Capital and $27,998,673 to Accumulated Deficit.  The effect of this adjustment is recorded as a cumulative effect of change in accounting principle in our consolidated statement of stockholders’ deficit.

The warrants were exercised on February 19, 2009 (see Note 5 for details).  The fair value of these liabilities as of February 19, 2009 was $36,890,709 resulting in a gain of $7,598,481 for the six months ended June 30, 2009. The remaining liability as of February 19, 2009 of $36,890,709 was then reclassified to Additional Paid-in Capital as the warrants were exercised and settled for shares (see Note 5 for details).

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

 Our original Technology Option Agreement which expired on May 27, 2009 has been extended until December 31, 2009. Subject to a satisfactory outcome of our evaluation, it is the intention of both companies to enter into a global licensing agreement for the CO2 technology to be marketed in conjunction with our core technology. We also recently began working with another technology development company to evaluate their fuel-to-liquid technology as a precursor to a potential joint marketing agreement. Initial technology evaluation discussions have been delayed until September, 2009.

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

Results of Operations

The following information should be read in conjunction with the financial statements and notes appearing elsewhere in this Report.  We are a development stage company and have had no revenues from inception to date.  We anticipate that we may not receive any significant revenues from operations until we begin to receive some revenues from our partnership share in our Chinese joint venture which we estimate will be approximately twenty-four months. We are presently in preliminary discussions with US and India interests to license our technology, which, if successful, would realize short term revenue opportunities. However, no agreements have been negotiated or executed and we cannot predict when or if any agreements will be completed.

For the Three and Six Months Ended June 30, 2009 and 2008

Revenues

We have had no revenues for the three months and six months ended June 30, 2009 and 2008 and do not anticipate any significant revenues for approximately twenty-four months, as stated above.

Operating Expenses

Our operating expenses for the three and six months ended June 30, 2009 totaled $4,925,109 and $11,047,638 respectively, compared to $40,081,746 and $64,252,773, respectively, for the same periods in the prior year.  The primary component of the operating expenses in both periods was for shares issued for services.  The significant decrease in compensation expense for the 2009 fiscal periods is due to  the differences in shares prices and number of shares and warrants issued in each year.

We recorded stock-based compensation to our CEO and president of $130,000 and $260,000 for the three and six months ended June 30, 2009, compared to $130,000 and $260,000 during the same periods in the prior year. In addition, during the six months ended June 30, 2009, we issued 200,000 shares to AlphaTrade, an unrelated third party consultant, for public relations services valued at $470,000,  issued 250,000 shares to DeHeng Law Firm, our China legal representation, for legal services valued at $625,000, issued 16,666 shares to Douglas Hague for services valued at $81,663.

Effective April 24, 2008, we entered into an exclusive agreement for Cappello Capital to assist us with financial advisory services, specifically the raising of capital through various potential transactions, including, but not limited to, private placements, strategic alliances, sale or merger, divestitures, recapitalization, or strategic acquisition. The agreement provided for us to compensate Cappello Capital through warrants with an exercise price of $0.05 per share to purchase up to 5% of the Company on a fully diluted basis, with 2% of the warrants being due at the time of the signing of the agreement. Additionally we would be required to pay Cappello Capital a percentage of any financial transaction closed during the term of the agreement. We exercised our cancellation option on September 24, 2009 with Cappello Capital without any transaction being completed.  However, under the terms of the agreement, Cappello exercised their signing warrants for a total of 8,814,483 common shares.  The shares were issued February19, 2009, and the issuance caused us to record a gain of $7,598,481 for the six months ended June 30, 2009.  See Note 6 of the attached financial statements. The derivative value at each measurement date and the resulting gain or loss from the change in value is determined using the Black Scholes option pricing model.  When our stock price goes up, our derivative value tends to increase and when our stock price goes down our derivative value tends to decrease.  Our stock price went down between January 1, 2009 and February 19, 2009 which caused the liability to decrease resulting in the gain.  There were no derivatives at June 30, 2009.

Other than the expense recorded for stock compensation during the three and six months ended June 30, 2009, operating expenses consisted of $101,458 and $248,038 in general and administrative expenses.  In the same periods in 2008, our other operating expenses included $154,512 and $267,011 in general and administrative expenses and $24,389 and $228,509 in research and development expenses.

In 2008, we recorded compensation to the Chairman and Board of Directors consisting of a one-time award of 170,000 restricted shares each, plus $1,000, or $3,000 per meeting, respectively, for either telephone or in-person attendance at monthly meetings. The value of the stock award was determined based on the market price of our stock as of the date of award.  All Board of Directors’ cash fees have been accrued as of this date.  Our CEO and President, Doug Hague is not compensated for his participation on our Board, however, he has an employment agreement that includes an irrevocable stock option equal to 5% of the total issued shares as of January 1, 2008, which are awarded over a three year period, based on continued employment and performance.

We have elected to retain the services of two consultants, Larry Hunt and CJ Douglas, who were contracted originally to our predecessor company, Saudi American Minerals, Inc. Larry Hunt is related party who provides us with international and domestic business development related services. He is a long-time mine owner who is recognized as a leading expert on coal and other fossil fuels extraction and processing based on experience  gained over 45 years of hands-on coal mining management and implementing production improvement processes. He is the architect behind our patented technology and also our founder, and was instrumental in developing our early market entry strategy for China. CJ Douglas is a shareholder who provides services that support the Company’s administrative, investor relations, and accounting functions.

Net Income/Loss

For the three and six months ended June 30, 2009 we experienced net losses of $4,949,621 and $3,498,612.  We had losses from operations of $4,925,109 and $11,047,638, respectively, as outlined above, and interest expense of $24,512 and $49,455.  For the prior year periods, we had net losses of $40,108,267 and $64,279,294, respectively, due primarily to the share-based compensation detailed above.

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

Liquidity and Capital Resources

We have had no revenues since inception.  We have obtained cash for research and development activities and operating expenses through advances and/or loans from affiliates and stockholders.  Our technology has not yet been installed in an operating commercial facility and we anticipate it will be a minimum of 12 to 18 months until the first operational plant to be constructed with the Sino-Mongolia International Railroad Systems, Co. Ltd. of Inner Mongolia Autonomous Region, PRC (SMIRSC) our Chinese joint venture partner, is completed. This time frame represents a delay in our original estimate for the beginning of the initial construction of the facility due primarily a delay in obtaining the Chinese government approval of the Feasibility Study that is a prerequisite to the approval of our Cooperative Joint Venture Agreement (CJVA). The Feasibility Study was completed by the Shanghai Chemical Engineering Incorporation (SCEI) in April, 2009, and the Chinese Government’s Certificate of Approval that was issued on June 5, 2009. We are currently awaiting the project’s final approval by the Chinese Government which we anticipate sometime during the third quarter of fiscal 2009.  Once this approval is obtained we will be able to complete the final design and commence construction, which we hope will begin by year end. Once the plant is completed and fully operational, we should begin to receive our 25% partnership share of some revenues from plant operations but we cannot predict exactly when those revenues will start.

Net Cash Provided by Operating Activities.  Our primary sources of operating cash during the six months ended June 30, 2009 was loans from related and unrelated parties.  Loans are in the form of notes which bear a 10% interest rate and 24-month maturity. Our primary uses of funds in operations were payments made to our consultants and employees, as well as travel and office expenses.

Net cash used in operating activities was $22,769 for the six months ended June 30, 2009 compared to net cash used of $89,543 for the same period in 2008.  The decrease in cash used in operating activities in 2009 was due primarily to fewer operating expenses as the company has not been active in 2009 due to limited funding. Non-cash items included shares issued for services valued at $10,438,216, depreciation expense of $102 and a gain on derivative liability of $7,598,481. During the six months ended June 30, 2009, we experienced an increase in accounts payable of $78,091, an increase in related party payables of $505,862 and an increase in accrued liabilities of $52,053.  Net cash used in operating activities from inception through June 30, 2009 totaled $1,831,407.

Net Cash Used In Investing Activities.  We did not engage in investing activities for the six months ended June 30, 2009 or 2008.  From inception through June 30, 2009, net cash used in investing activities totaled $11,339 for the purchase of fixed assets and a deposit.

Net Cash Provided by Financing Activities.  Net cash provided by financing activities during the six months ended June 30, 2009 totaled $22,000, consisting of loans from third parties and advances from related parties.  Net cash provided by financing activities during the six months ended June 30, 2008 totaled $103,961 consisting of loans from related parties. From inception through June 30, 2009, net cash provided by financing activities totaled $1,843,575 due to loans and advances from related and third parties.

Cash Position and Outstanding Indebtedness

Our total indebtedness at June 30, 2009 was $3,123,994, consisting of current liabilities of $3,123,994.  Current liabilities consist primarily of accounts payable, accounts payable to related parties, advances from related parties, short-term debt and accrued expenses.  At June 30, 2009, we had current assets of $829 in cash.  We had property, plant and equipment (net of accumulated depreciation) of $841 and a deposit of $5,000 at June 30, 2009.

Contractual Obligations and Commitments

The following table summarizes our contractual cash obligations and other commercial commitments at June 30, 2009.

	Payments due by period
	Total	Less than 1 year	1 to 3 years	3 to 5 years	After 5 years

Facility lease (1)	$43,030	$39,720	$3,310	$-	$-
SMIRSC contract (2)	8,333,000	1,670,000	6,660,000	-	-
Total contractual cash obligations	$8,376,030	$1,709,720	$6,663,310	$-	$-

(1)  Our lease term runs until May 31, 2010, at a minimum monthly rate of $3,310 per month for approximately 1,450 square feet.

(2) In December 2008, we signed a JV agreement with SMIRSC that requires us to make an initial payment of $1,670,000 for our initial registered capital contribution within 90 days after the final approvals, with a balance of $6,660,000 payable within 24 months. Although we do not yet have a date certain for the final approvals, we believe it will be prior to December 31, 2009.

Based on our current operational costs, we will need approximately $5,000,000 to fund our operations for the next 12 months, and a similar additional amount to continue operations for the following twelve months, or until the initial plant is up and running.  We are contractually required to provide approximately $1,670,000, representing the first 20% of our partnership contribution, within ninety days the Chinese government issuing their final approval of our project – The pre-requisite feasibility study was completed in April, 2009, and our Certificate of Approval (Operating License) was issued by the Inner Mongolia government on June 5, 2009. We expect to receive the final approval t sometime in the third quarter of fiscal 2009, as described above. The remaining portion of our funding for the joint venture will be due within twenty-four months of our receipt of the final government approval.  Accordingly, we estimate we need to raise $5,000,000 for the balance of 2009, and $13,400,000 for 2010 in order to meet our funding commitments and continue operations.

At this filing date, we do not have firm commitments for funding but intend to seek sufficient debt or equity funding to meet both our capital contribution deadlines and funding sufficient for our operations. We are actively pursuing technology license agreements and royalty arrangements in order to begin construction of other facilities without incurring the capital costs associated with the construction of future plants. Our engineering consultant, Benham Companies, LLC (“Benham) has tentatively estimated construction costs for each one million short ton coal cleaning facility of approximately $150 million (excluding land costs). We are in discussions with several interested parties who may fund some or all of the estimated costs but have no definitive agreements in place.

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

SMIRSC previously provided us with documentation supporting its financial viability through an $8 billion line of credit with the state-owned China Development Bank.  However, the economic situation in China has deteriorated with the general decline in the world marketplace.  While we believe this project is of particular importance to both SMIRSC and the Chinese government, any change in SMIRSC’s ability to meet its funding obligations would place the whole project in serious jeopardy.

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

ITEM 4. CONTROLS AND PROCEDURES

As of June 30, 2009, we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and  Chief  Financial  Officer  (the  same  person), of the effectiveness  of  the  design  and  operation  of  our  disclosure controls and procedures  pursuant to Exchange  Act  Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended.  Based on this evaluation, management concluded that our financial disclosure controls and procedures were not effective due to our limited internal resources and lack of ability to have multiple levels of transaction review.  We presently have only one officer and one employee. Inasmuch as there is no segregation of duties within the Company, there is no management oversight, no control documentation being produced, and no one to review control documentation if it was being produced.

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

PART II - OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

The Company is named as a defendant in a lawsuit filed on December 15, 2008 in the Circuit Court of the 17th Judicial Circuit in and for Broward County, Florida, case number 0860922.  The suit appears to be a dispute regarding a private transaction or transactions possibly involving stockholders of the Company.  The Company does not believe the inclusion of the Company in litigation over a private transaction has merit but is in the process of evaluating the suit and cannot currently assess its implications, if any.

We are named as a defendant in a lawsuit filed on or about June 30, 2009 in the Second Judicial Circuit of the State of Nevada in and for Washoe County, case number 09-cv-02026.  The suit is a dispute regarding the removal of a legend on restricted stock.  We do not believe the legend removal is proper and will contest the action vigorously until one year has elapsed since our filing of a registration statement on Form 10 with the United States Securities and Exchange Commission, filed January 14, 2009, and thereafter to trial since plaintiff is seeking recovery for alleged damages caused by the refusal to remove the legend. We believe that we have meritorious defenses to all claims, however an adverse decision would materially and adversely impact us.

We are named as a defendant in an Action for Declaratory Judgment filed on or about February 24, 2009 in the Circuit Court of the 17th Judicial Circuit in and for Broward County, Florida, Case No. 09-10720(09).  The action alleges that the plaintiff, First Northwest Investments, Inc., is entitled to 1.6 million shares of the Company's stock as compensation for allegedly performed services.  We vigorously dispute those claims.  A Default Final Judgment was entered against us in favor of the Plaintiff ordering release of a stock certificate for 1.6 million shares to the plaintiff and stating that such shares were entitled to be treated as free trading status under SEC Rule 144.  Pursuant to our Motion for Relief from a Final Judgment Based on Fraud, the Court entered an order July 22, 2009 stating that the shares may not be transferred nor the restrictive legend removed until further order of the Court.  No further motion or hearing is currently pending and we believe we will ultimately prevail in the matter.

We brought suit against a shareholder, the person who sold to the shareholder and at least two persons who we believe acted as brokers in the transaction(s) to enjoin the shareholder from having the legend removed from the shares prior to January 14, 2010.  The suit was filed in the United States District Court for the District of Southern

Florida under Civil Action No. 09-60350.  We also intend to vigorously prosecute this action until January 14, 2010.

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

We have a net loss of $142,835,775 since inception. The net losses to date include large non-cash expenses recorded for share-based compensation for consultants and officer compensation.  However, in addition to the non-cash expenses, we had other operating expenses, all funded through loans from existing shareholders.  In order to meet our current operating budget and anticipated contractual obligations, we estimate that we will need an additional $5,000,000 for the balance of 2009, and $13,400,000 for 2010. At June 30, 2009, we had total liabilities of $3,123,994 and cash of only $829. If we cannot obtain adequate financing from new funding sources, we will be unable to continue operations or meet our contractual obligations.

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

On December 2, 2008, we entered into a Cooperative Joint Venture agreement with the Sino-Mongolian International Railroad Systems Co., Ltd. The joint venture agreement will provide for the deployment of our technology into Inner Mongolia to form the foundation for a coal-to-fuel project that will eventually scale to 80 million short tons per year. On June 5, 2009, the joint venture company was issued a Certifcate of Approval (Operating License) under a new name of Inner Mongolian Nuomenhan Clean Coal Company, Ltd, which better reflects the nature of the joint venture’s business. A required feasibility study was completed by the Shanghai Chemical Engineering Incorporation (SCEI) in April 2009. The award of the Chinese Government’s Certificate of Approval was issued on June 5, 2009. We are currently awaiting the project’s final approval by the Chinese Government which we expect sometime during the third quarter of fiscal 2009. To meet our obligations under the JV agreement, once final approval is received we are required to obtain substantial amounts of financing ($1,670,000 for our initial registered capital contribution, with a balance of $6,630,000 payable after 24 months from the completion of the feasibility study). We do not have such financing in place or available to us. Inability to construct the facility or to finance the construction thereof on acceptable terms, will adversely affect our financial condition.

Construction of future facilities will require substantial lead time and significant additional financing.

We do not have any definitive contracts to construct future facilities. To the extent that we have secured joint venture or partnership agreements and identified appropriate sites for future facilities or agreed with utilities or other businesses to construct such facilities, we are required to begin a lengthy permitting and construction process. We estimate that it could take at least six months or longer to obtain necessary permits and approvals and that, depending on local circumstances, the required time could be much longer. Thereafter, construction of a facility with a final capacity of approximately 80 million tons of processed coal per year will take an estimated period of 10 years. For plant construction, we could expect to incur construction expenses well in advance of any revenues and would be required to secure relatively long term financing for such construction, which financing may not be available to us.

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

On March 25, 2009, we issued 200,000 common shares to Alpha Trade, an unrelated third party consultant, for public relations services valued at $470,000.

On April 1, 2009, we issued 250,000 common shares to DeHeng Law Firm, our China legal representation, for legal services valued at $625,000.

Between January and June 2009, we issued a total of 5,151,516 common shares to our CEO, Douglas Hague, of which 5,134,850 was recorded in 2008.  The balance of 16,666 shares were issued in the first quarter of 2009 as part of his compensation package

The above shares were issued in reliance on the exemption from registration pursuant to Section 4(2) of the Securities Act of 1933, as amended, and the regulations promulgated thereunder. The transactions were issuances for services performed, the transactions were all privately negotiated and none involved any kind of public solicitation.

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

Dated: August 19, 2009

/s/ Douglas Hague
Douglas Hague
President, CEO, and Acting Chief Financial Officer