Form 10-Q
period 2009-09-30
Clean Coal Technologies Inc.
filed 2009-11-23
CIK 1445109

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

FORM 10-Q

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended:

September 30, 2009

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

 The number of shares outstanding of Registrant’s Common Stock as of November 20, 2009: 435,226,929

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

Clean Coal Technologies Inc.
(A Development Stage Company)
Balance Sheets
(Unaudited)

	September 30,	December 31,
	2009	2008
ASSETS
Current Assets
Cash	$ 696	$ 1,598
Total Current Assets	696	1,598

Property, plant and equipment, net of accumulated
depreciation of $229 and $76, respectively	790	943
Investment	5,000	5,000
Total Assets	$ 6,486	$ 7,541

LIABILITIES AND STOCKHOLDERS' DEFICIT
Current Liabilities
Accounts payable	$ 451,436	$ 355,423
Accounts payable to related parties	1,300,510	994,750
Advances from related parties	-	70,000
Accrued liabilities	133,999	66,017
Short-term debt	18,500	-
Debt owed to related parties	1,507,147	7,500
Total Current Liabilities	3,411,592	1,493,690

Debt owed to related parties	-	1,041,851
Total Liabilities	3,411,592	2,535,541

Common stock, $0.00001 par value; 600,000,000 shares
authorized, 435,226,929 and 430,689,469 shares issued
and outstanding, respectively	4,353	4,307
Additional paid-in capital	173,047,379	136,804,856
Deficit accumulated during the development stage	(176,456,838)	(139,337,163)
Total Stockholders' Deficit	(3,405,106)	(2,528,000)
Total Liabilities and Stockholders' Deficit	$ 6,486	$ 7,541

See Notes to the Financial Statements.

Clean Coal Technologies Inc.
(A Development Stage Company)
Statements of Expenses
(Unaudited)

					October 20, 1997
					(Inception)
	Three Months Ended		Nine Months Ended		Through
	September 30,		September 30,		September 30,
	2009	2008	2009	2008	2009

Operating Expenses:
General and administrative	$ 97,072	$ 111,686	$ 345,110	$ 378,697	$ 1,803,533
Research and development	-	-	-	223,925	374,912
Consulting services	5,500,186	22,500,423	16,299,786	92,928,354	153,522,527

Loss from Operations	(5,597,258)	(22,612,109)	(16,644,896)	(93,530,976)	(155,700,972)

Other Income (Expenses):
Interest expense	(25,132)	(26,448)	(74,587)	(52,969)	(300,332)
Other expenses	-	-	-	-	(13,985)
Loss on extinguishment of debt	-	-	-	-	(41,357)
Gain on change in derivative liability	-	-	7,598,481	-	7,598,481
Total Other Income (Expense)	(25,132)	(26,448)	7,523,894	(52,969)	7,242,807

Net Loss	$ (5,622,390)	$ (22,638,557)	$ (9,121,002)	$ (93,583,945)	$ (148,458,165)

Net loss per share - basic and diluted	$ (0.01)	$ (0.05)	$ (0.02)	$ (0.23)

Weighted average shares outstanding -
basic and diluted	435,643,624	417,361,929	438,080,654	413,799,076

See Notes to the Financial Statements.

Clean Coal Technologies Inc.
(A Development Stage Company)
Statement of Stockholders' Deficit
(Unaudited)
				Deficit
				Accumulated
			Additional	During the
	Common Stock		Paid-In	Development	Stockholders'
	Shares	Amount	Capital	Stage	Deficit

Balances at December 31, 2008	430,689,469	$ 4,307	$136,804,856	$(139,337,163)	$(2,528,000)

Cumulative effect of change in accounting principle - January 1, 2009 reclassification of embedded feature of equity-linked financial instruments to derivative liabilities	-	-	(16,490,517)	(27,998,673)	(44,489,190)

Derivative liability removed due to warrants exercised	-	-	36,890,709	-	36,890,709

Common stock issued for services	716,666	8	1,789,155	-	1,789,163

Accrued stock-based compensation	-	-	13,969,083	-	13,969,083

Common stock issued upon cashless exercise of warrants	8,814,483	88	(88)	-	-

Forgiveness of related party debt	-	-	69,553	-	69,553

Shares issued for debt and accrued interest	6,311	-	14,578	-	14,578

Cancellation of common stock	(5,000,000)	(50)	50	-	-

Net loss	-	-	-	(9,121,002)	(9,121,002)

Balances at September 30, 2009	435,226,929	$ 4,353	$173,047,379	$(176,456,838)	$(3,405,106)

See Notes to the Financial Statements.

Clean Coal Technologies Inc.
(A Development Stage Enterprise)
Statements of Cash Flows
(Unaudited)
			October 20, 1997
			(Inception)
	Nine Months Ended		Through
	September 30,		September 30,
	2009	2008	2009
CASH FLOWS FROM OPERATING ACTIVITIES:
Net Loss	$ (9,121,002)	$ (93,583,945)	$ (148,458,165)
Adjustment to reconcile net loss to net cash
used in operating activities:
Depreciation expense	153	-	5,549
Shares issued for services	15,758,246	77,331,492	134,686,486
Warrant expense	-	15,128,916	16,490,517
Loss on extinguishment of debt	-	-	41,357
Interest expense paid in shares	508	-	51,013
Interest converted to debt	-	20,531	22,600
Write-off of asset	-	-	11,015
Gain on derivative liability	(7,598,481)	-	(7,598,481)
Changes in operating assets and liabilities:
Prepaid expenses and other current assets	-	(1,268)	(11,015)
Accounts payable	96,013	117,153	451,436
Accounts payable - related party	736,271	868,136	2,311,311
Accrued expenses	77,890	29,635	137,337
Net Cash Used In Operating Activities	(50,402)	(89,350)	(1,859,040)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of fixed assets	-	(1,019)	(6,339)
Investment in joint venture	-	-	(5,000)
Net Cash Used in Investing Activities	-	(1,019)	(11,339)

CASH FLOWS FROM FINANCING ACTIVITIES:
Advances from related parties	11,000	-	316,000
Borrowings on debt	18,500	-	18,500
Borrowings on related party debt	20,000	103,961	1,536,575
Net Cash Provided by Financing Activities	49,500	103,961	1,871,075

NET CHANGE IN CASH AND CASH EQUIVALENTS	(902)	13,592	696
CASH AND CASH EQUIVALENTS - beginning of period	1,598	1,730	-
CASH AND CASH EQUIVALENTS - end of period	$ 696	$ 15,322	$ 696

SUPPLEMENTAL DISCLOSURES:
Cash paid for interest	$ -	$ -	$ -
Cash paid for income taxes	-	-	-

NON-CASH INVESTING AND FINANCING ACTIVITIES:
Forgiveness of related party debt and accrued interest	$ 69,553	$ -	$ 69,553
Derivative liability removed due to warrants exercised	36,890,709	-	36,890,709
Cumulative effect of change in accounting principle	44,489,190	-	44,489,190
Preferred stock issued for related party debt	-	-	380,837
Preferred stock converted to common stock	-	-	481
Debt converted to common stock	-	-	924,277
Related party payables and advances converted to debt	511,511	815,290	1,326,801
Accrued interest converted to debt	14,070	2,069	-
See Notes to the Financial Statements.

Clean Coal Technologies, Inc.

(A Development Stage Company)

Notes to Financial Statements

(Unaudited)

NOTE 1: BASIS OF PRESENTATION

The accompanying unaudited interim financial statements of Clean Coal Technologies, Inc. have been prepared in accordance with accounting principles generally accepted in the United States of America and the rules of the Securities and Exchange Commission, and should be read in conjunction with the audited financial statements and notes thereto contained in Clean Coal’s Registration Statement on Form 10 filed with the SEC. In the opinion of management, the accompanying unaudited interim financial statements reflect all adjustments, consisting of normal recurring adjustments, necessary to present fairly the financial position and the results of operations for the interim period presented herein. The results of operations for interim periods are not necessarily indicative of the results to be expected for the full year or for any future period. Notes to the financial statements which would substantially duplicate the disclosure contained in the audited financial statements for fiscal 2008 as reported in the Form 10 have been omitted.

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

 FAIR VALUE MEASUREMENTS

In September 2006, the FASB issued FASB ASC 820 which defines fair value, establishes a framework for measuring fair value, and expands disclosures about fair value measurements. The provisions of FASB ASC 820 were effective January 1, 2008.

As defined in FASB ASC 820, fair value is the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date (exit price). Clean Coal utilizes market data or assumptions that market participants would use in pricing the asset or liability, including assumptions about risk and the risks inherent in the inputs to the valuation technique. These inputs can be readily observable, market corroborated, or generally unobservable. Clean Coal classifies fair value balances based on the observability of those inputs. FASB ASC 820 establishes a fair value hierarchy that prioritizes the inputs used to measure fair value. The hierarchy gives the highest priority to unadjusted quoted prices in active markets for identical assets or liabilities (level 1 measurement) and the lowest priority to unobservable inputs (level 3 measurement).

The three levels of the fair value hierarchy defined by FASB ASC 820 are as follows:

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

RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

In July 2009, the Financial Accounting Standards Board (“FASB”) issued new guidance relating to the “FASB Accounting Standards Codification” at FASB ASC 105, as the single source of authoritative nongovernmental U.S. generally accepted accounting principles (GAAP). The codification is effective for interim periods ending after September 15, 2009. All existing accounting standards are superseded as described in FASB ASC 105. All other accounting literature not included in the Codification is non-authoritative. The adoption of FASB ASC 105 did not impact Clean Coal’s results of operations, financial position or cash flows.

Effective this quarter, Clean Coal implemented FASB ASC 855 which establishes general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued. The adoption of FASB ASC 855 did not impact Clean Coal’s financial position or results of operations. Clean Coal evaluated all events or transactions that occurred after September 30, 2009 up through November 20, 2009, the date Clean Coal issued these financial statements.  During this period, Clean Coal did not have any material recognizable subsequent events.

NOTE 2: GOING CONCERN

The accompanying financial statements have been prepared on a going concern basis of accounting which contemplates continuity of operations, realization of assets, liabilities, and commitments in the normal course of business. The accompanying financial statements do not reflect any adjustments that might result if the Clean Coal is unable to continue as a going concern.  Clean Coal has an accumulated deficit and a working capital deficit as of September 30, 2009 with no revenues anticipated for the near term. Management believes Clean Coal will need to raise capital in order to operate over the next 12 months.  As shown in the accompanying financial statements, Clean Coal has also incurred significant losses since inception.  Clean Coal’s continuation as a going concern is dependent upon its ability to generate sufficient cash flow to meet its obligations on a timely basis and ultimately to attain profitability. Clean Coal has limited capital with which to pursue its business plan.  There can be no assurance that Clean Coal’s future operations will be significant and profitable, or that Clean Coal will have sufficient resources to meet its objectives.  These conditions raise substantial doubt as to Clean Coal’s ability to continue as a going concern.  Management may pursue either debt or equity financing or a combination of both, in order to raise sufficient capital to meet Clean Coal’s financial requirements over the next twelve months and to fund its business plan. There is no assurance that management will be successful in raising additional funds.

NOTE 3: RELATED PARTY TRANSACTIONS

Debt from related parties

During March 2009, Clean Coal was relieved of its obligation to repay principal of $66,215 and accrued interest of $3,338 by a shareholder of Clean Coal. The extinguishment is shown on the Statement of Stockholders’ Deficit as “forgiveness of related party debt”.

On September 4, 2009, Clean Coal issued 6,311 common shares to repay principal of $7,500 and accrued interest of $7,078 due to Neil Goodfriend, a shareholder of Clean Coal.

A summary of the debt from related parties outstanding as of September 30, 2009 is as follows:

Date of	To	Maturity	Interest	Principal
Note	Whom	Date	Rate	Balance

April 3, 2008	C J Douglas	April 3, 2010	10%	$ 103,961
April 15, 2008	Larry Hunt	April 15, 2010	10%	104,959

June 30, 2008	C J Douglas	June 30, 2010	10%	266,770
June 30, 2008	Larry Hunt	June 30, 2010	10%	247,305
June 30, 2008	ERC	June 30, 2010	10%	252,641
August 17, 2009	CJ Douglas	On Demand	0%	20,000
September, 30, 2009	Joel Marcus	On Demand	0%	11,000
September 30, 2009	Jeff Miller	On Demand	0%	10,000
September 30,2009	Jay Lasner	On Demand	0%	10,000
September 30, 2009	Zak Nathan	On Demand	0%	50,000
September 30, 2009	Larry Hunt	On Demand	0%	91,466
September 30, 2009	C J Douglas	On Demand	0%	339,045
				$ 1,507,147

All of the notes listed above are unsecured except for the August 17, 2009 note payable to CJ Douglas. This note is secured by 200,000 common shares of Clean Coal.

During September 2009, an aggregate of $511,511 of advances from and payables due to related parties were converted to notes payable to related parties reflected above. The notes are unsecured, due on demand and bear no interest.

Advances from related parties

At September 30, 2009, there were no unpaid advances from related parties.

Accounts payable from related parties

At September 30, 2009, unpaid services provided by related parties totaled $1,300,510, which was included in accounts payable from related parties.

NOTE 4: NOTES PAYABLE

Between May 14 and September 4, 2009, Clean Coal borrowed $18,500 from an unrelated third party. The loans bear interest at 10% per annum and mature between May 13 and September 3, 2010. One year from the date of the loans, the principal and accrued interest become convertible into common shares of Clean Coal at 50% of the market price of Clean Coal’s common stock on the conversion date.

NOTE 5: EQUITY TRANSACTIONS

On November 1, 2007, Clean Coal entered into an employment agreement with its President and Chief Executive Officer whereby the President and Chief Executive Officer is entitled to a stock bonus of 15,404,549 common shares. The stock is to be awarded as follows: 33% on December 31, 2008, 33% on December 31, 2009 and 33% on December 31, 2010 contingent upon employment with Clean Coal on each date. Clean Coal calculated the value of the award based upon the closing stock price on the reporting date December 31, 2007 and is expensing the award over the award periods. A total of $13,969,083 was recognized as share-based compensation under this award for the nine months ended September 30, 2009 and is reflected as accrued stock-based compensation in the Statement of Stockholders’ Deficit.  As of September 30, 2009, a total of 5,151,516 shares have been issued under the agreement and are shown as outstanding in the Statement of Stockholders’ Deficit.

On February 19, 2009, Clean Coal issued an aggregate of 8,814,483 common shares for the cashless exercise of 8,918,183 common stock warrants.

Between January and March 2009, Clean Coal issued a total of 716,666 common shares for services valued at $1,789,163.

On September 4, 2009, Clean Coal issued 6,311 common shares to repay related party debt and accrued interest of $14,578.

On September 21, 2009, Clean Coal cancelled 5,000,000 common shares previously issued and valued at par value.

SUMMARY OF STOCK WARRANTS

	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (Years)
Outstanding at January 1, 2008	-	$ -
Granted	8,918,183	0.05
Exercised	-	-
Outstanding at January 1, 2009	8,918,183	0.05
Granted	-	-
Exercised	(8,918,183)	0.05
Outstanding at September30, 2009	-	-	-

Warrants exercisable at September 30, 2009	-	$ -	-

The weighted average grant date fair value of options granted during the years 2008 and 2009 was $1.85 and $0.00, respectively. There was no aggregate intrinsic value of options outstanding or exercisable at Septemeber 30, 2009.

NOTE 6: WARRANT DERIVATIVES

In June 2008, the FASB finalized FASB ASC 815-15, which lays out a procedure to determine if an equity-linked financial instrument (or embedded feature) is indexed to its own common stock. FASB ASC 815-15 is effective for fiscal years beginning after December 15, 2008. A total of 8,918,183 of Clean Coal’s warrants that were previously classified in equity were reclassified to derivative liabilities on January 1, 2009 as a result of FASB ASC 815-15.  Clean Coal estimated the fair value of these liabilities as of January 1, 2009 to be $44,489,190 and recorded a reduction of $16,490,517 to Additional Paid-in Capital and $27,998,673 to Accumulated Deficit.  The effect of this adjustment is recorded as a cumulative effect of change in accounting principle in our consolidated statement of stockholders’ deficit.

The warrants were exercised on February 19, 2009 (see Note 5 for details).  The fair value of these liabilities as of February 19, 2009 was $36,890,709 resulting in a gain of $7,598,481 for the nine months ended September 30, 2009. The remaining liability as of February 19, 2009 of $36,890,709 was then reclassified to Additional Paid-in Capital as the warrants were exercised and settled for shares (see Note 5 for details).

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

Overview

Clean Coal Technologies, Inc. (“We,” “Company” or “Clean Coal”) owns a patented technology that we believe will provide clean energy at low costs through the use of the world’s most abundant fossil fuel, coal.  Our technology is designed to utilize controlled heat to extract and capture pollutants and moisture from low-rank coal, transforming it into a clean-burning, more energy-efficient fuel, prior to combustion.  Our proprietary coal cleaning process is designed to ensure that the carbon in coal maintains its structural integrity during the heating process while the volatile matter (polluting material) within the coal turns into a gaseous state and is removed from the coal.  We have trade-marked the name “PRISTINE” as a means of differentiating our processed product from the negative connotations generally associated with coal, and its traditional use. PRISTINE™ is applicable for a variety of applications, including coal-fired power stations, chemical byproduct extraction, and as a source fuel for coal to liquid technologies. To complement our core technology, we have entered into a technology option agreement to evaluate a carbon dioxide (CO2) separation technology as an alternative approach to “carbon capture and sequestration.”

 Our original Technology Option Agreement which expired on May 27, 2009 has been extended until December 31, 2009. Subject to a satisfactory outcome of our evaluation, it is the intention of both companies to enter into a global licensing agreement for the CO2 technology to be marketed in conjunction with our core technology. We also recently began working with another technology development company to evaluate their fuel-to-liquid technology as a precursor to a potential joint marketing agreement, however, these discussions have not progressed and are currently on hold.,

Factors Affecting Results of Operations

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

For the Three and Nine Months Ended September 30, 2009 and 2008

Revenues

We have had no revenues for the three months and nine months ended September  30, 2009 and 2008 and do not anticipate any significant revenues for approximately twenty-four months, as stated above.

Operating Expenses

Our operating expenses for the three and nine months ended September 30, 2009 totaled $5,597,258 and $16,644,896 respectively, compared to $22,612,109 and $93,530,976, respectively, for the same periods in the prior year.  The primary component of the operating expenses in both periods was for shares issued for services.  The significant decrease in compensation expense for the 2009 fiscal periods is due to the differences in shares prices and number of shares and warrants issued in each year.

We recorded stock-based compensation to our CEO and president of $130,000 and $390,000 for the three and nine months ended September 30, 2009, which equated to the same amounts of $130,000 and $390,000 for the same periods in the prior year. In addition, during the nine months ended September 30, 2009, we issued 200,000 shares to Alpha Trade, an unrelated third party consultant, for public relations services valued at $470,000,  issued 250,000 shares to DeHeng Law Firm, our China legal representation, for legal services valued at $625,000, issued 16,666 shares to Douglas Hague for services valued at $81,663 and issued 250,000 shares to Rocky Lapomardo for consulting fees for a value of $612,500.

Effective April 24, 2008, we entered into an exclusive agreement for Cappello Capital to assist us with financial advisory services, specifically the raising of capital through various potential transactions, including, but not limited to, private placements, strategic alliances, sale or merger, divestitures, recapitalization, or strategic acquisition. The agreement provided for us to compensate Cappello Capital through warrants with an exercise price of $0.05 per share to purchase up to 5% of the Company on a fully diluted basis, with 2% of the warrants being due at the time of the signing of the agreement. Additionally we would be required to pay Cappello Capital a percentage of any financial transaction closed during the term of the agreement. We exercised our cancellation option on September 24, 2009 with Cappello Capital without any transaction being completed.  However, under the terms of the agreement, Cappello exercised their signing warrants for a total of 8,814,483 common shares.  The shares were issued February19, 2009, and the issuance caused us to record a gain of $7,598,481 for the six months ended June 30, 2009.  See Note 6 of the attached financial statements. The derivative value at each measurement date and the resulting gain or loss from the change in value is determined using the Black Scholes option pricing model.  When our stock price goes up, our derivative value tends to increase and when our stock price goes down our derivative value tends to decrease.  Our stock price went down between January 1, 2009 and February 19, 2009 which caused the liability to decrease resulting in the gain.  There were no derivatives at September 30, 2009.

Other than the expense recorded for stock compensation during the three and nine months ended September 30, 2009, operating expenses consisted of $97,072 and $345,110 respectively in general and administrative expenses.  In the same periods in 2008, our other operating expenses included $111,686 and $378,697 in general and administrative expenses and $0.00 and $223,925 in research and development expenses.

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

For nine months ended September 30, 2009, we elected to retain the services of two consultants, Larry Hunt and CJ Douglas, who were contracted originally to our predecessor company, Saudi American Minerals, Inc. Larry Hunt is related party who provides us with international and domestic business development related services. He is a long-time mine owner who is recognized as a leading expert on coal and other fossil fuels extraction and processing based on experience  gained over 45 years of hands-on coal mining management and implementing production improvement processes. He is the architect behind our patented technology and also our founder, and was instrumental in developing our early market entry strategy for China. CJ Douglas is a shareholder who provides services that support the Company’s administrative, investor relations, and accounting functions.  Mr. Hunt’s verbal consulting agreement was terminated subsequent to the end of the reporting period.

Net Income/Loss

For the three and nine months ended September 30, 2009 we experienced net losses of $5,622,390 and $9,121,002.  We had losses from operations of $5,597,258 and $16,644,896, respectively, as outlined above, and interest expense of $25,132 and $74,587.  For the prior year periods, we had net losses of $22,638,557 and $93,583,945, respectively, due primarily to the share-based compensation detailed above.

We anticipate losses from operations will increase during the next twelve months due to anticipated increased payroll expenses as we add necessary staff and increases in legal and accounting expenses associated with becoming a reporting company.  We expect that we will continue to have net losses from operations for several years until revenues from operating facilities become sufficient to offset operating expenses, unless we are successful in the sale of licenses for our technology.

Liquidity and Capital Resources

We have had no revenues since inception.  We have obtained cash for research and development activities and operating expenses through advances and/or loans from affiliates and stockholders.  Our technology has not yet been installed in an operating commercial facility and we anticipate it will be a minimum of 12 to 18 months until the first operational plant to be constructed with the Sino-Mongolia International Railroad Systems, Co. Ltd. of Inner Mongolia Autonomous Region, PRC (SMIRSC) our Chinese joint venture partner, is completed. This time frame represents a delay in our original estimate for the beginning of the initial construction of the facility due primarily a delay in obtaining the Chinese government approval of the Feasibility Study that is a prerequisite to the approval of our Cooperative Joint Venture Agreement (CJVA). The Feasibility Study was completed by the Shanghai Chemical Engineering Incorporation (SCEI) in April, 2009, and the Chinese Government’s Certificate of Approval that was issued on June 5, 2009. We are currently awaiting the project’s final approval by the Chinese Government which we anticipate sometime during the fourth quarter of fiscal 2009.  Once this approval is obtained we will be able to complete the final design and commence construction, which we hope will begin by year end. Once the initial phase of the plant is completed and fully operational, we should begin to receive our 25% partnership share of some revenues from plant operations but we cannot predict exactly when those revenues will start.

Net Cash Provided by Operating Activities.  Our primary sources of operating cash during the nine months ended September 30, 2009 was loans from related and unrelated parties.  Loans are in the form of notes which bear a 10% interest rate and 24-month maturity. Our primary uses of funds in operations were payments made to our consultants and employees, as well as travel and office expenses.

Net cash used in operating activities was $50,402 for the nine months ended September 30, 2009 compared to net cash used of $89,350 for the same period in 2008.  The decrease in cash used in operating activities in 2009 was due primarily to lower operating expenses as the company’s operations have been restricted in 2009 due to limited funding. Non-cash items included shares issued for services valued at $15,758,246, depreciation expense of $153, shares issued for interest expense valued at $508 and a gain on derivative liability of $7,598,481. During the nine months ended September 30, 2009, we experienced an increase in accounts payable of $96,013, an increase in related party payables of $736,271 and an increase in accrued liabilities of $77,890.  Net cash used in operating activities from inception through September 30, 2009 totaled $1,859,040.

Net Cash Used In Investing Activities.  We did not engage in investing activities for the nine months ended September 30, 2009 or 2008.  From inception through September 30, 2009, net cash used in investing activities totaled $11,339 for the purchase of fixed assets and a deposit.

Net Cash Provided by Financing Activities.  Net cash provided by financing activities during the nine months ended September 30, 2009 totaled $49,500, consisting of loans from third parties and advances from related parties.  Net cash provided by financing activities during the nine months ended September 30, 2008 totaled $103,961 consisting of loans from related parties. From inception through September 30, 2009, net cash provided by financing activities totaled $1,871,075 due to loans and advances from related and third parties.

Cash Position and Outstanding Indebtedness

Our total indebtedness at September 30, 2009 was $3,411,592, consisting entirely of current liabilities.  Current liabilities consist primarily of accounts payable, accounts payable to related parties, advances from related parties, short-term debt and accrued expenses.  At September 30, 2009, we had current assets of $696 in cash.  We had property, plant and equipment (net of accumulated depreciation) of $790 and a deposit of $5,000 as at September 30, 2009.

Contractual Obligations and Commitments

The following table summarizes our contractual cash obligations and other commercial commitments at September 30, 2009.

	Payments due by period
	Total	Less than 1 year	1 to 3 years	3 to 5 years	After 5 years

Facility lease (1)	$26,480	$26,480	$-	$-	$-
SMIRSC contract (2)	8,333,000	-	-	-	-
Total contractual cash obligations	$8,359,480	$26,480	$-	$-	$-

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

Based on our current operational costs, we will need approximately $5,000,000 to fund our operations for the next 12 months, and a similar additional amount to continue operations for the following twelve months, or until the initial plant is up and running.  We are contractually required to provide approximately $1,670,000, representing the first 20% of our partnership contribution, within ninety days the Chinese government issuing their final approval of our project – The pre-requisite feasibility study was completed in April, 2009, and our Certificate of Approval (Operating License) was issued by the Inner Mongolia government on June 5, 2009. We expect to receive the final approval t sometime in the fourth quarter of fiscal 2009, as described above. The remaining portion of our funding for the joint venture will be due within twenty-four months of our receipt of the final government approval.  Accordingly, we estimate we need to raise $5,000,000 for the balance of 2009, and $13,400,000 for 2010 in order to meet our funding commitments and continue operations.

At this filing date, we do not have firm commitments for funding but intend to seek sufficient debt or equity funding to meet both our capital contribution deadlines and funding sufficient for our operations. We are actively pursuing technology license and royalty agreements in order to begin construction of other facilities without incurring the capital costs associated with the construction of future plants. Our engineering consultant, Benham Companies, LLC (“Benham) has tentatively estimated construction costs for each one million short ton coal cleaning facility of approximately $150 million (excluding land costs). We are in discussions with several interested parties who may fund some or all of the estimated costs but have no definitive agreements in place.

Under the terms of our consulting agreement with Benham, we are obligated to pay to Benham a fee representing five percent of all gross revenues received by us from the sale of our technology, the operation of franchised plants utilizing the technology or revenue received on any other basis that is related to the technology. This fee will remain in effect for a period of 15 years, commencing from the date that we receive our initial revenue stream from the Chinese operations. All intellectual property rights associated with new art developed by Benham remain the property of CCTI, however Benham would have a “right to use” the intellectual property provided they are deployed in non-competitive projects.

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

ITEM 4. CONTROLS AND PROCEDURES

As of September 30, 2009, we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and  Chief  Financial  Officer  (the  same  person), of the effectiveness  of  the  design  and  operation  of  our  disclosure controls and procedures  pursuant to Exchange  Act  Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended.  Based on this evaluation, management concluded that our financial disclosure controls and procedures were not effective due to our limited internal resources and lack of ability to have multiple levels of transaction review.  We presently have only one officer and one employee. Inasmuch as there is no segregation of duties within the Company, there is no management oversight, no control documentation being produced, and no one to review control documentation if it was being produced.

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

We are named as a defendant in a lawsuit filed on or about June 30, 2009 in the Second Judicial Circuit of the State of Nevada in and for Washoe County, case number 09-cv-02026.  The suit is a dispute regarding the removal of a legend on restricted stock.  We do not believe the legend removal is proper and will contest the action vigorously until one year has elapsed since our filing of a registration statement on Form 10 with the United States Securities and Exchange Commission, filed January 14, 2009, and thereafter to trial since plaintiff is seeking recovery for alleged damages caused by the refusal to remove the legend. We believe that we have meritorious defenses to all claims however an adverse decision would materially and adversely impact us.

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

We brought suit against a shareholder, the person who sold to the shareholder and at least two persons who we believe acted as brokers in the transaction(s) to enjoin the shareholder from having the legend removed from the shares prior to January 14, 2010.  The suit was filed in the United States District Court for the District of Southern Florida under Civil Action No. 09-60350.  Our suit was dismissed by the Court on November 18, 2009. We are currently considering our available alternatives.

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

We have a net loss of $148,458,165 since inception. The net losses to date include large non-cash expenses recorded for share-based compensation for consultants and officer compensation.  Cash for operating expenses to date has been received through loans and advances from existing shareholders.  Based on our current operational costs, we will need approximately $5,000,000 to fund our operations for the next 12 months, and a similar additional amount to continue operations for the following twelve months, or until the initial plant is up and running.  We are contractually required to provide approximately $1,670,000, representing the first 20% of our partnership contribution, within ninety days of the Chinese government issuing their final approval of our project, which we sometime in the third quarter of fiscal 2009. The remaining portion of our funding for the joint venture will be due within twenty-four months of our receipt of the final government approval.  Accordingly, we estimate we need to raise $5,000,000 for the balance of 2009, and $13,400,000 for 2010 in order to meet our funding commitments and continue operations.  At September 30, 2009, we had total liabilities of $3,411,592 and cash of only $696. If we cannot obtain adequate financing from new funding sources, we will be unable to continue operations or meet our contractual obligations.

Our internal controls and procedures are limited which may result in a error or misstatement in our published financial information and which might prevent individuals and entities from providing us with necessary capital thus jeopardizing our business plans and operations.

Due to our limited internal resources and lack of ability to have multiple levels of transaction review our management has not been able to conclude that our internal controls and procedures are effective as far as our ability to initiate, authorize, record, process, or report financial data reliably in accordance with generally accepted accounting principles such that there is more than a remote likelihood that a misstatement of the entity’s financial statements that is more than inconsequential will not be prevented or detected by us. In order to address this potential weakness, we must have sufficient resources to hire additional personnel so that transactions are not carried out by the same people without review or oversight. Until we can increase our available operating capital and expand our limited operations, we will be unable to retain the necessary personnel or put into place additional controls and procedures such as additional review and approval procedures.  Until we are able to do so, therefore, there is a greater risk that we will fail to detect and correct an error or misstatement in our financial reporting, thus making our reports potentially less reliable and hurting our ability to obtain financing.

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

On December 2, 2008, we entered into a Cooperative Joint Venture agreement with the Sino-Mongolian International Railroad Systems Co., Ltd. The joint venture agreement will provide for the deployment of our technology into Inner Mongolia to form the foundation for a coal-to-fuel project that will eventually scale to 80 million short tons per year.   To meet our obligations under the JV agreement, upon completion of a feasibility study, the award of the JV license and registration and final Chinese government approval of the project, we are required to obtain substantial amounts of financing ($1,670,000 for our initial registered capital contribution, with a balance of $6,630,000 payable after 24 months from the final Chinese government approval). We do not have such financing in place or available to us. Inability to construct the facility or to finance the construction thereof on acceptable terms, will adversely affect our financial condition.

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

ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Between January and September 2009, we issued a total of 5,151,516 common shares to our CEO, Douglas Hague, of which 5,134,850 was recorded in 2008.  The balance of 16,666 shares were issued in the first quarter of 2009 as part of his compensation package

The above shares were issued in reliance on the exemption from registration pursuant to Section 4(2) of the Securities Act of 1933, as amended, and the regulations promulgated thereunder. The transactions were issuances for services performed, the transactions were all privately negotiated and none involved any kind of public solicitation.

.ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

ITEM 5.  OTHER INFORMATION

Subsequent Events.

Breach of Contract Lawsuit.

On October 21, 2009, the Company received a summons advising that a lawsuit has been filed for breach of contract.  The lawsuit arises from an unauthorized “Letter of Agreement” signed in November 2008 between a public relations firm and a large shareholder who negotiated and signed the agreement as an officer of a separate company however the suit included the Company. It is the Company’s position that it has no liability associated with this agreement, and will be exonerated.

Restructuring of Consulting Agreement.

The Company has cancelled its verbal consulting agreement with Larry Hunt.  All future consulting engagements conducted on behalf of the Company must be accompanied by an itemized expense and time report detailing the specific tasks performed.

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

Dated: November 20, 2009

/s/ Douglas Hague
Douglas Hague
President, CEO, and Acting Chief Financial Officer