Form 10-K
period 2009-12-31
Clean Coal Technologies Inc.
filed 2010-03-29
CIK 1445109

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

FORM 10-K

(Mark One)

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the year ended:

December 31, 2009

[  ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ____________________ to ____________________.

Commission file number:  000-53557

CLEAN COAL TECHNOLOGIES, INC.

 (Exact name of small business issuer as specified in its charter)

NEVADA	26-1079442
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

12518 W Atlantic Blvd, Coral Springs, FL	33071
(Address of principal executive offices)	(Zip Code)

(954) 344-2727

(Issuer’s telephone number)

Securities registered pursuant to Section 12(b) of the Exchange Act:

Title of each class	Name of each exchange on which registered
None	N/A

Securities registered pursuant to Section 12(g) of the Exchange Act:

Title of class
Common Stock

Indicate by check mark if the Registrant is a well known seasoned issuer, as defined in Rule 405 of the Securities Act. YES ☐  NO ☒

Indicate by check mark if the Registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Exchange Act. YES ☐  NO ☒

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES ☒  NO ☐

  Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    YES  ¨    NO  ¨

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer  ☐      Accelerated filer ☐         Non-accelerated filer   ☒      Smaller reporting company ☐

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). YES ☐  NO ☒

On March 24, 2010, 460,705,468 shares of common stock of the Registrant were outstanding, and the market value of common stock held by non-affiliates was $53,100,156.03 (based upon the closing price of $0.1362 per share of common stock as quoted on the Pink Sheets of the National Quotation Bureau).

Documents Incorporated by Reference

None.

ii

CLEAN COAL TECHNOLOGIES, INC.

2009 ANNUAL REPORT ON FORM 10-K

TABLE OF CONTENTS

iii

PART I

ITEM 1.  BUSINESS

Forward-Looking and Cautionary Statements

Except for statements of historical fact, certain information in this document contains “forward-looking statements” that involve substantial risks and uncertainties.  You can identify these statements by forward-looking words such as “anticipate,” “believe,” “could,” “estimate,” “expect,” “intend,” “may,” “should,” “would,” or similar words.  The statements that contain these or similar words should be read carefully because these statements discuss our future expectations, contain projections of our future results of operations, or of our financial position, or state other “forward-looking” information.  Clean Coal believes that it is important to communicate our future expectations to our investors.  However, there may be events in the future that we are not able to accurately predict or control.  Further, we urge you to be cautious of the forward-looking statements that are contained in this Form 10 because they involve risks, uncertainties and other factors affecting our technology, planned operations, market growth, products and licenses.  These factors may cause our actual results and achievements, whether expressed or implied, to differ materially from the expectations we describe in our forward-looking statements.  The occurrence of any of these events could have a material adverse effect on our business, results of operations and financial position.

Overview

Clean Coal Technologies, Inc. (“We,” “Company” or “Clean Coal”) owns a patented technology that we believe will provide clean energy at low costs through the use of the world’s most abundant fossil fuel, coal.  Our technology is designed to utilize controlled heat to extract and capture pollutants and moisture from low-rank coal, transforming it into a clean-burning, more energy-efficient fuel, prior to combustion.  Our proprietary coal cleaning process is designed to ensure that the carbon in coal maintains its structural integrity during the heating process while the volatile matter (polluting material) within the coal turns into a gaseous state and is removed from the coal.  We have trade-marked the name “PRISTINE” as a means of differentiating our processed product from the negative connotations generally associated with coal, and its traditional use. PRISTINE™ is applicable for a variety of applications, including coal-fired power stations, chemical byproduct extraction, and as a source fuel for coal to liquid (CTL) technologies.

To complement our core technology, we previously entered into a Technology Option Agreement to evaluate a carbon dioxide (CO2) separation technology as an alternative approach to “carbon capture and sequestration.”  Our original Technology Option Agreement which expired on May 27, 2009 was  extended until December 31, 2009, and is currently under review with the expectation that the agreement will be further extended. Subject to a satisfactory outcome of our evaluation, it is the intention of both companies to enter into a global licensing agreement for the CO2 technology to be marketed in conjunction with our core technology. Separately, the Company had intended to explore an association with  another technology development company to evaluate their fuel-to-liquid technology as a precursor to a potential joint marketing agreement, however, these discussions were not fruitful and were subsequently abandoned.

History

The Company was originally chartered in the state of Delaware on September 17, 1986 under the name Riverside Technologies, Inc. In September 2007, we changed our domicile to Nevada and changed our name to Clean Coal Technologies, Inc.  On November 19, 2007 we completed a share exchange agreement with Clean Coal Systems, Inc, a Florida corporation (“CCSI”) whereby we exchanged 294,784,480 (as adjusted after stock splits) common shares for all of the outstanding stock of CCSI. The combined companies now operate under the name Clean Coal Technologies, Inc.  CCSI was incorporated in Florida on May 7, 2007.  Prior to the merger with the Company, CCSI merged with Saudi American Minerals, Inc. (“SAMI”) on September 7, 2007.  CCSI did not have any operations prior to the merger with SAMI.  SAMI was originally incorporated as Golden Triangle Corporation (“Golden”) on October 20, 1997 in the State of Nevada. In June 1998, Golden merged with Consolidated Energy International, Inc., and in October 1999 changed its name to Saudi American Minerals, Inc.

Technology

Our coal treating process extracts the volatile matter (solidified gases or pollutant material) from standard low-rank coal by heating coal as it transitions through several disparate heat chambers, causing the volatile matter to turn to gas and escape the coal, leaving behind a clean-burning fuel source.   Historically, the primary technological challenge of extracting this volatile matter has been maintaining the structural and chemical integrity of the carbon, while achieving enough heat to turn the volatile matter into a gaseous state.    Heating coal to temperatures well in excess of 400º Fahrenheit is necessary to quickly turn volatile matter gaseous. However, heating coal to these temperatures has generally caused the carbon in the coal to disintegrate into an unusable fine powder (coal dusting).  Our patented flow process transitions the coal through several atmospherically independent heat chambers controlled at increasingly higher temperatures.  These heat chambers are infused with inert gases, primarily carbon dioxide (CO2), preventing the carbon from combusting.  We have identified the optimum combination of atmospheres, levels of inert gases, transport speed, and temperatures necessary to quickly extract and capture volatile matter, while maintaining the structural and chemical integrity of the coal.  Using our technology, we are able to capture the volatile gases that escape the coal, and to utilize some of these gases to fuel the process, while others are captured to potentially provide an ancillary revenue stream.  Depending on the characteristics of the coal being cleaned, the flow processing time is expected to be in the range of 12 to 18 minutes.

As part of the process to commercialize our technology, on December 31, 2007, we entered into an agreement with our engineering consultant, Benham Companies, LLC (“Benham”), a subsidiary of Science Applications International Corporation (“SAIC”).  The contract provides for the engineering design, procurement and construction of our initial plant in China, the U.S.A., and other countries.  Benham’s design provides for the deployment of standard operational modules, each with annual capacity of 166,000 metric tons, providing the flexibility to be configured in accordance with customers’ individual production capacity requirements.  Benham’s work suggests that our coal cleaning process may be energy self-sufficient, relying upon captured methane and other byproducts to fuel the coal cleaning process.

Our technology has been tested and proven under laboratory and pilot scale conditions, and the results have been studied by Benham, SAIC and certain joint venture candidates.  Testing has shown no evidence of coal dusting or other technical concerns that might hinder commercialization.

We believe that our technology has three distinct primary applications: the cleaning of coal for direct use as fuel, the extraction of potentially valuable chemical by-products for commercial sale, and the use of processed coal as a feed stock for gasification and liquefaction (CTL) projects.  While we believe each application offers vast potential for commercialization, our market entry strategy is focused on what we believe is our most immediate opportunity, the production of clean coal.

Business Activities and Strategy

The principal element of our early business strategy was to partner with local utilities, power producers or mine owners to build, own and operate the initial facility utilizing our technology.  With the signing of a contract with the Inner Mongolian Autonomous Region, we modified our strategy to one of establishing a Cooperative Joint Venture (CJV), in conjunction with a production contract to provide clean coal (PRISTINE™) as a fuel source for liquefaction.  We have subsequently revised our business model whereby we will license our technology to third parties and exact a license fee, as well as a royalty fee, based on plant production. In December, 2009, the Company announced the signing of its first Technology Licensing Agreement for India, and are currently pursuing similar initiatives in the U.S.A. and Asia.

We also intend to co-locate our facilities with both new and existing coal-burning power plants.  The proposed footprint of the facilities is expected to be 15 to 20 acres for small capacity plants, including land for storage of treated or clean coal.  We believe that the majority of the plant components are commercially available, and the only significant custom components are related to our proprietary thermal chambers. This greatly reduces the risks that would be associated with the incorporation of new technologies, or unproven components.

As a prelude towards the eventual signing of a joint venture agreement and  the construction and operation of an initial facility, on April 23, 2008, we signed an interim MOU with the Xing’an League Administrative Office of Inner Mongolia Autonomous Region, PRC to explore business opportunities in the Inner Mongolia region of China, subsequently amended on June 11, 2008, when we signed an MOU with Sino-Mongolia International Railroad Systems, Co. Ltd. of the Inner Mongolia Autonomous Region, PRC (SMIRSC).  On December 2, 2008, we entered into a cooperative joint venture agreement with the SMIRSC. This agreement replaced and superseded the previous MOUs. The joint venture agreement provides for the deployment of our technology into Inner Mongolia to form the foundation for a coal-to-fuel project that will scale to 80 million short tons per year. Under the terms of the joint venture agreement, we will provide the technology to enhance low-grade coal that will be used as a fuel source for a coal liquefaction facility in Inner Mongolia Autonomous Region, PRC.  The joint venture company will build an initial plant with an annual capacity of 1.5 million short tons to supply clean coal for a newly constructed power station. The initial plant is projected to employ 10 of the 166,000 short ton operating modules, with an allowance for redundancy. Thereafter production is estimated to be increased, over an estimated 10 year period, to a total capacity of 80 million short tons annually, the majority of which will be used as feed stock for coal-to-liquid production.

Our technology has not yet been installed in an operating commercial facility and we anticipate it will be a minimum of 12 to 18 months until the first operational plant to be constructed with the Sino-Mongolia International Railroad Systems, Co. Ltd. of Inner Mongolia Autonomous Region, PRC (SMIRSC) our Chinese joint venture partner, is completed.

Under the terms of the agreement, SMIRSC will be a 75% partner and appoint 3 directors to the board of the joint venture. We will be a 25% partner and appoint 2 directors to the board.  As its contribution to the joint venture, SMIRSC will provide approximately US$ 25 million in capital, land use rights and improvements, coal reserves for feed stock, delivery of raw materials and subsequent distribution of finished products, guaranteed purchase commitments for finished products.  We will provide approximately US$ 8.3 million in capital, a license to use our patented clean coal technology and technical supervision and support for the construction, installation and operation of the plant.  Each party has committed to contribute a minimum twenty percent (20%) of its share of the capital of the joint venture within 90 days of receipt of formal Chinese government approval of the project, and shall make the remaining capital contributions within 2 years in accordance with the progress of the project. The initial feasibility study was completed by the Shanghai Chemical Engineering Incorporation (SCEI) in April, 2009. On June 5, 2009, the joint venture company was issued a Certificate of Approval (Operating License) under the name of Inner Mongolian Nuomenhan Clean Coal Company, Ltd,

We are currently awaiting the project’s final approval by the Chinese Government which we anticipate will take place during April, 2010. Once this approval is obtained we will be able to complete the final design and commence construction, which we hope will begin by the third quarter, 2010. This time frame represents a delay in our original estimate for the beginning of the initial construction of the facility due primarily a delay in obtaining the final Chinese government approval of the project, due to delays in the completion and acceptance of the myriad of environmental impact, health and safety, land use, and human resources studies required by the Chinese government.

In the longer term, we have been exploring joint venture arrangements and other strategic partnerships with various parties to facilitate the deployment of our technology.  We have currently suspended or delayed these potential projects as explained below, specifically:

•

On October 19, 2007, we signed a joint venture agreement with Shanxi Poar Company Ltd. for the development of a facility in Shanxi province, China.  The planned scale of this project was to be one million short tons annually and the facility was expected to cost $150 million.  Given our inability to resolve several key issues, including the provision of a suitable property, key services and infrastructure provisions, the completion of the required feasibility study, and the commitment of the end users to purchase the clean coal product and its chemical byproducts at the price points originally contemplated, this project has been abandoned.

•

On April 16, 2008, we signed an MOU with the Shanghai Huayi Company to determine the applicability of our technology as a complement to Huayi’s gasification program and other technologies. In conjunction with the diligence process, engineers from Benham and SAIC have met with the Huayi group.  Given our focus on the Inner Mongolia joint venture, we are not currently pursuing discussions with the Huayi group but may do so at a later date.

•

In May, 2008 we commenced negotiations with a major U.S. utility that burns over 25 million tons of coal annually, and purchases an additional 80 million tons for other utilities.  This group has worked closely with Benham to assess the potential benefits from our technology, and has expressed a desire to support the development of a project utilizing it.  Unfortunately, current economic trends have delayed this project, although we continue to jointly evaluate potential avenues for cooperation, - including financial and engineering options.

Competitive Strengths

We believe our technology and designs represent the only process that can effectively separate and capture pollution-causing chemicals prior to carbon combustion in a commercially viable manner.  Our process differs from competing processes through its ability to maintain the structural integrity of coal during the heating process.  This is achieved through a unique design that inserts inert gas into the heating chambers, and maintains the inert atmosphere in each chamber.  By inserting an inert gas into the chambers, the process allows for rapid heating of the coal and prevents coal combustion and significant coal dusting. Competing technologies have used differing methods of preventing coal combustion and dusting, albeit with limited success.  Some of the particular strengths of our process include:

Pollution reduction: By heating coal prior to combustion, we are able to extract volatile matter (pollutants in the form of solidified gases) from the coal in a controlled environment, transforming coal with high levels of impurities, contaminants and other polluting elements into an efficient, clean source of high energy, low polluting fuel. Testing has demonstrated that our process removes a substantial percentage of harmful pollutants, including mercury.

Lower cost of operation: We believe that our process will be a relatively low-cost solution to the reduction of pollution at coal-fired power facilities.  Benham, our engineering consulting firm, believes that our coal cleaning process may not require any external energy and can be fully fueled by the methane and other byproducts that the process captures from raw coal.  This effective use of byproducts contrasts markedly with emissions scrubbers that generally use a portion of the generated power and have high initial capital and maintenance costs.

Increased flexibility in feedstock: Our process eliminates both the moisture and volatile matter in raw coal, increasing the heat capacity of standard sub-bituminous low-rank raw coal from approximately 8,000 BTUs to an average of 12,500 BTUs.  We believe the process can increase heat capacity of lignite raw coal ranging from 4,000-7,000 BTUs to a range of 9,000-10,000 BTUs.  As the supply of high-BTU bituminous coal dwindles, our technology may enable coal-fired plants to effectively utilize the much more abundant low-rank coal.

Favorable price arbitrage: Low-rank coal with a heat capacity of 7,000 – 9,000 BTUs currently sells for approximately $10 - $12 per ton, compared to high-BTU bituminous coal with a heat capacity of 10,000+ BTUs, which sells for $55 - $64 per ton, according to U.S. Department of Energy figures published in March 2010.  Our process essentially transforms low-grade coal into bituminous coal at a direct cost of an estimated $3 - $4 per ton, capturing the value of higher-grade coal prices.

Potential tax benefits: We believe clean coal production tax credits may potentially be available for coal processed in facilities utilizing our technology.  While these credits expired on January 1, 2009, Congress may consider legislation extending the credits.

Competition

The majority of our competitors are focused on increasing the BTU (calorific value) characteristics of coal by removing the inherent moisture contained in coal. Our process not only removes the moisture, but also removes the harmful volatiles and pollutants which we capture as a chemical “soup” that may be further refined by us, or possibly sold directly to chemical manufacturers, or refineries,  as a complementary revenue source. Additionally, we believe our process is self-sufficient in that its energy needs may be provided by the process itself, and requires no external energy provisions.

 We believe our most direct competition in the reduction of coal emissions comes from companies offering two types of treatments: (i) pre-combustion cleaning designed to remove impurities; (ii) and post-combustion filtering or “scrubbers” designed to filter released gases.

Competitors in the pre-combustion area include Evergreen Energy, Inc. (“Evergreen”), CoalTek, Inc. (“CoalTek”) and White Energy (“White Energy”), an Australian company. Evergreen, based in Denver, Colorado, developed a technology primarily focused on reducing the moisture in raw coal to increase its heating capacity.  We believe that Evergreen has not successfully overcome challenges from coal dusting and does not appear to have built a commercially viable plant. CoalTek, based in Tucker, Georgia, claims its patent-pending process uses electromagnetic energy to reduce contaminants and moisture in coal prior to combustion.  While public information is limited, we believe the amount of energy necessary to run the electromagnetic process may offset any economic benefits of the upgraded coal. The Australian process uses a combination of heat and compaction to remove moisture from coal.  White Energy claims that compaction generates close bonding between the dried coal particles to form a high density, higher energy content briquette.  Energy requirements for heating coal an operating a pelletizer are typically large but no basis or explanation is provided for the favorable cost numbers published by White Energy.  CoalTek and White Energy technologies are focused solely on the removal of moisture and do not address the removal of harmful chemicals associated with the burning of coal.

Competitors in the post-combustion area include companies such as Babcock & Wilcox Company (Lynchburg, Virginia) and Foster-Wheeler (Clinton, New Jersey), as well as various smaller companies that produce various kinds of scrubbers.  Scrubbers remove particulates and gases from exhaust streams after coal has combusted.  These devices are generally expensive to manufacture and install initially, as well as expensive to operate due to power requirements that consume a significant percentage of power output.  They may also require frequent and costly maintain due to the corrosive nature of some of the combustion products, and they can generate large amounts of waste.

Indirect  competition comes from alternative low-pollution energy sources, including: wind, bio-fuels and solar; all of which need additional technological advancements to be able to produce power at the scale of coal-fueled plants, which today produce 43% of world’s electricity according to U.S. Department of Energy figures published in May 2008.

Patents

Our technology is the subject of U.S. patent #6,447,559, “Treatment of Coal” which was issued in 2002 and expires in 2019.  We filed a PCT application with this U.S. patent, and, in accordance with this, patents have been applied for in China (essentially, patent-pending).  China, like many other countries, maintains a “first-to-file” rule that should provide us with IP protection in advance of the actual patent grant.

Our patent details a process wherein coal is heated to different temperatures in various chambers with controlled low-oxygen atmospheres.  There are seals between these chambers, serving to maintain the heat and gas content in each chamber.   The invention notes the controlled volitization and removal of moisture and organic volatiles, while maintaining the structural integrity of the coal and reducing the level of disintegration into powder form.  The invention also notes the significantly decreased time in treating coal as compared to alternative approaches, most of which focus on moisture removal as a means of increasing calorific or BTU value.

In conjunction with Benham’s commercialization design of the original patent, we filed for an additional patent on March 31, 2008.  We filed a PCT application with this as well, affording it the same protection as noted above.  The March 31, 2008 application details the process of using byproducts to power the process, and details a simpler, vertical factory design with proprietary seals that help preserve the atmosphere of each chamber, compared to a horizontal design in the original filing.  This application goes into great detail regarding the byproducts of the coal and their capture.

We expect to file for additional patents as we continue the commercialization of our technology and factory design. We intend to continue to seek worldwide protection for all our technology.  The following table provides a summary of our technology to date.

Description of Patent	U.S. or Foreign Patent Appln/Serial No.	Issue Date or Date Filed	Brief Description/Purpose
Process for treating coal to enhance its rank.	Issued US 6,447,559	09/10/2002

The process reduces the time, capitalization, and production costs required to produce coal of enhanced rank, thus substantially increasing the cost effectiveness and production rate over prior processes.

Continuation patent application directed to process for treating coal to enhance its rank.	Pending US 11/344,179	02/01/2006	Continuation of parent USP 6,447,559 – seeking broader protection
	Pending in China 818174.8	11/02/2000	Counterpart to ‘559 US patent
	Pending in Canada 2,389,970	11/02/2000	Counterpart to ‘559 US patent
	Pending in EPO 992027.3	11/02/2000	Counterpart to ‘559 US patent
	Pending in Indonesia W-00200201274	11/02/2000	Counterpart to ‘559 US patent
	Pending in Hong Kong 3107833.3	10/30/2003	Counterpart to ‘559 US patent
Coal Enhancement Process	Pending PCT/US2008 International application designating all countries	4/15/08

Improved process for increasing rank of biomass which reduces the time, capitalization, and production costs required to produce coal of enhanced rank, thus substantially increasing the cost effectiveness and production rate over prior processes.

Governmental Regulations

Environmental Regulation Affecting our Potential Market

We believe that existing and proposed legislation and regulations could impact fossil fuel-fired, and specifically coal-fired, power generating facilities nationally and internationally.  According to the U.S. Environmental Protection Agency, or EPA, power generation emits substantial levels of sulfur dioxide, nitrogen oxides, mercury and carbon dioxide into the environment. Regulation of these emissions can affect the potential market for coal processed using our technology by imposing limits and caps on fossil fuel emissions. The most significant, existing national legislation and regulations affecting our potential market include the Clean Air Act, the Clean Air Interstate Rule and the Clean Air Mercury Rule, which are described further below.

        State and regional policies may also impact our market. The Regional Greenhouse Gas Initiative requires reduction in carbon dioxide emissions from electric generating units, beginning in January 2009 in 10 northeastern states. The state of California has adopted a stringent greenhouse gas policy that will affect coal-fired electricity generated in and imported into the state. And the Western Climate Initiative, a coalition of 7 western states, is working on a regional, economy-wide greenhouse gas reduction program. Additionally, states are implementing emission reduction policies more stringent than national policy, such as, requiring more stringent mercury reduction than the EPA's Clean Air Mercury Rule and Renewable Portfolio Standards requiring robust renewable electricity generation.

        The following briefly describes the most significant existing national laws and regulations affecting the potential market for coal processed using our technology.

The Clean Air Act and Acid Rain Program.    The Clean Air Act of 1970, as amended, is currently the primary mechanism for regulating emissions of sulfur dioxide and nitrogen oxide from coal-fired power generating facilities. A key component of the act regulates sulfur dioxide and nitrogen oxide emissions. Specifically, title IV set a goal of reducing sulfur dioxide emissions by 10 million tons below 1980 levels and imposed a two-phased tightening of restrictions on fossil fuel-fired power plants. Phase I began in 1995 and focused primarily on coal-burning electric utility plants in the east and midwest. In 2000, Phase II began and this phase tightened the annual emissions' limits on larger higher emitting plants and set restrictions on smaller, cleaner plants fired by coal, oil, and gas. The Acid Rain Program calls for a

2 million ton reduction in nitrogen oxide emission and focuses on one set of sources that emit nitrogen oxide: coal-fired electric utility boilers. Beginning in January 2000, nitrogen oxide emissions are to be reduced 900,000 tons per year beyond the 1.2 million per year reduction set by the EPA in 1995.

Clean Air Interstate Rule.    The Clean Air Interstate Rule was finalized by the EPA in March 2005. Once fully implemented, this rule will reduce sulfur dioxide emissions in 28 states and the District of Columbia by more than 70% and nitrogen oxide emissions by more than 60% from the 2003 levels. Through the use of a cap-and-trade approach, the rule promises to achieve substantial reduction of sulfur dioxide and nitrogen oxide emissions. Reductions of nitrogen oxide emissions begin in January 2009, followed by reductions of sulfur dioxide emissions in January 2010. The program will be fully implemented by January 2015.

Clean Air Mercury Rule.    The U.S. Environmental Protection Agency, or EPA, finalized the Clean Air Mercury Rule, or CAMR, on March 15, 2005 to reduce mercury emissions from coal-fired power plants. Phase 1 of CAMR was set to go into effect on January 1, 2010. However, on February 8, 2008, the U.S. Circuit Court of Appeals for the District of Columbia vacated the rule, requiring EPA to draft a new regulation. As a result of this ruling, it is likely that individual coal-fired boilers and power plants will be held to stringent levels of mercury emission reductions instead of averaging mercury emissions across multiple plants and across the country.

Environmental Regulation Affecting the Construction and Operation of Plants Using our Technology

In the United States, future production plants using our technology will require numerous permits, approvals and certificates from appropriate federal, state and local governmental agencies before construction of each facility can begin and will be required to comply with applicable environmental laws and regulations (including obtaining operating permits) once facilities begin production. The most significant types of permits that are typically required for commercial production facilities include an operating and construction permit under the Clean Air Act, a wastewater discharge permit under the Clean Water Act, and a treatment, storage and disposal permit under the Resource Conservation and Recovery Act. Some federal programs have delegated regulatory authority to the states and, as a result, facilities may be required to secure state permits. Finally, the construction of new facilities may require review under the National Environmental Policy Act, or a state equivalent, which requires analysis of environmental impacts and, potentially, the implementation of measures to avoid or minimize these environmental impacts.

Any international plants will also be subject to various permitting and operational regulations specific to each country. International initiatives, such as the Kyoto Protocol, are expected to create increasing pressures on the electric power generation industry on a world-wide basis to reduce emissions of various pollutants, which management expects will create additional demand for our technology.

In 2004, Congress passed tax credits for refined coal within the American Jobs Creation Act. To qualify for the tax credit, the refined coal must realize a reduction of at least 20% in nitrogen oxide emissions and at least 20% in either sulfur dioxide or mercury emissions and have an increase in market value over the comparable coal of at least 50%. Based upon our testing to date, we believe coal processed using our technology can meet these requirements and that plants using our technology may be eligible for the credit if it is extended by Congress beyond the original January 1, 2009 expiration.

Research and Development

We have not spent anything on research and development during the year ended December 31, 2009 due to lack of available funds. We spent $226,771 during fiscal year ended December 31, 2008 on research development, and $4,120 during the fiscal year ended December 31, 2007. Research and development activities since inception have included the development of the original patented process and subsequent refinements as well as costs for coal tests that have been conducted on a wide range of international and domestic samples.  Our current projection for proposed research and development expenditures, including Benham Engineering for the balance of fiscal 2010 is approximately $5,000,000,   which is primarily allocated for software development and further refinements associated with our proposed commercialization of our initial product design, however we do not currently have funds available for such expenditures.  If funding is available, we may also continue to evaluate complementary technologies that we believe will further strengthen the appeal of our overall product offerings. These complementary technologies may include carbon dioxide (CO2) capture and separation, clean water initiatives, and alternative uses for our technology within the bio-mass market segment.

Employees

At December 31, 2009, we had one full-time officer, our CEO and President Douglas Hague, and one full-time employee.  Mr. Hague has a written employment agreement and our other employee is at-will.

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

We do not yet know whether coal processed using our technology can be produced and sold on a commercial basis in a cost effective manner after taking into account the cost of the feedstock, processing costs, license and royalty fees and the costs of transportation. Because we have not experienced any full scale commercial operations, we have not yet developed a guaranteed efficient cost structure. We are currently using the estimates for anticipated pricing and costs, as well as the qualities of the coal processed in the laboratory and pilot scale setting to make such estimates. We may experience technical problems that could make the processed coal more expensive than anticipated. Failure to address both known and unforeseen technical challenges may materially and adversely affect our business, results of operations and financial condition.

We have experienced large net losses, have little liquidity and need to obtain funds for operations or we may not be able to continue.

We have incurred net losses of $153,345,463 since inception. The net losses to date include large non-cash expenses recorded for share-based compensation for consultants and officer compensation.  However, in addition to the non-cash expenses, we had other operating expenses, all funded through loans from existing shareholders.  In order to meet our current operating budget and anticipated contractual obligations, we estimate that we will need an additional $13,400,000 for 2010. At December 31, 2009, we had total liabilities of $3,610,052 and cash of only $9,860. If we cannot obtain adequate financing from new funding sources, we will be unable to continue operations or meet our contractual obligations.

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

On December 2, 2008, we entered into a Cooperative Joint Venture agreement with the Sino-Mongolian International Railroad Systems Co., Ltd. The joint venture agreement will provide for the deployment of our technology into Inner Mongolia to form the foundation for a coal-to-fuel project that will eventually scale to 80 million short tons per year. On June 5, 2009, the joint venture company was issued a Certifcate of Approval (Operating License) under a new name of Inner Mongolian Nuomenhan Clean Coal Company, Ltd, which better reflects the nature of the joint venture’s business. A required feasibility study was completed by the Shanghai Chemical Engineering Incorporation (SCEI) in April 2009. The award of the Chinese Government’s Certificate of Approval was issued on June 5, 2009. We are currently awaiting the project’s final approval by the Chinese Government which we anticipate will take place during April, 2010. Once this approval is obtained we will be able to complete the final design and commence construction, which we hope will begin by the third quarter, 2010. This time frame represents a delay in our original estimate for the beginning of the initial construction of the facility due primarily a delay in obtaining the final Chinese government approval of the project, due to delays in the completion and acceptance of the myriad of environmental impact, health and safety, land use, and human resources studies required by the Chinese government. To meet our obligations under the JV agreement, once final approval is received we are required to obtain substantial amounts of financing ($1,670,000 for our initial registered capital contribution within 90-days, with a balance of $6,630,000 payable after 24 months from the completion of the feasibility study). We do not have such financing in place or available to us. Inability to construct the facility or to finance the construction thereof on acceptable terms, will adversely affect our financial condition.

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

We are continuing to evaluate the attributes of coal processed using our technology on a laboratory and pilot scale. We do not know if these evaluations will result in positive findings concerning the moisture content, heat value, emission-levels, burn qualities or other aspects of our processed coal. Furthermore, even if current evaluations indicate that our processed coal performs to design specifications, we do not know if later tests or larger scale processing will confirm these current results or that the processed coal will be readily accepted by the market. The process of introducing our technology into the market may be further delayed if these test results are negative or if potential licensees conduct their own tests of the processed coal to determine whether it meets their individual requirements and the results are not acceptable. We have conducted numerous tests of our technology using a variety of feed stocks in our laboratories. The ability to use feed stocks from other locations in the United States or overseas will depend on the results of future tests on different types of coal. If these tests limit the range of viable low-grade coal feed stocks for use in our process, site locations for future plants may be limited and the commercial appeal of the process may be less than anticipated. If this continuing process of evaluation and market introduction results in negative findings concerning our process, it could have a material adverse effect on the marketability of our technology and on our financial condition, results of operations and future prospects.

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

ITEM 1B. UNRESOLVED STAFF COMMENTS

None.

ITEM 2. PROPERTIES

We lease office space at 12518 W. Atlantic Blvd, Coral Springs, Florida 33071, our executive office.  The lease term runs until May 31, 2010, at a monthly rate of approximately $3,200 per month for approximately 1,450 square feet.  We believe this space is adequate for our immediate needs.

ITEM 3. LEGAL PROCEEDINGS

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

We brought suit against a shareholder, the person who sold to the shareholder and at least two persons who we believe acted as brokers in the transaction(s) to enjoin the shareholder from having the legend removed from the shares prior to January 14, 2010.  The suit was filed in the United States District Court for the District of Southern Florida under Civil Action No. 09-60350.  We vigorously prosecuted this action until it was dismissed by the Court on November 18, 2010.

We are named as a defendant in a lawsuit filed on or about June 30, 2009 in the Second Judicial Circuit of the State of Nevada in and for Washoe County, case number 09-cv-02026.  The suit is a dispute regarding the removal of a legend on restricted stock.  We did not believe the legend removal was proper and elected to contest the action vigorously until one year had elapsed since our filing of a registration statement on Form 10 with the United States Securities and Exchange Commission, filed January 14, 2009, and thereafter to trial since plaintiff is seeking recovery for alleged damages caused by the refusal to remove the legend. The Company subsequently was successful in having this lawsuit removed from the District Court of Nevada to Florida and enjoined in above case,.  There has been no further  activity in this case since October 2009,  In the event that it should be advanced, we believe that we have meritorious defenses to all claims, however an adverse decision would materially and adversely impact us.

We were named as a defendant in an Action for Declaratory Judgment filed on or about February 24, 2009 in the Circuit Court of the 17th Judicial Circuit in and for Broward County, Florida, Case No. 09-10720(09). The case was settled with no effect to the Company.

We were named as a defendant in a lawsuit filed on or about October 19, 2009, in the 17th Judicial Circuit in and for Broward County, Florida, Case No. 09-56739 (09).  The suit is a dispute for damages arising from a breach of contract involving an unrelated company, but naming Clean Coal. On February 9, 2010, Clean Coal was successful in filing a motion to dismiss the Company and its President & CEO, Douglas Hague from this case.

ITEM 4. RESERVED

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASE OF EQUITY SECURITIES

Market Information

 Our common stock has traded sporadically and in limited volumes on the Pink Sheets of the National Quotation Bureau under the symbol CCTC since October 12, 2007. The following table sets forth the high and low bid prices for the Company’s common stock for the periods indicated. The prices below reflect inter-dealer quotations, without retail mark-up, mark-down or commissions and may not represent actual transactions.  Our stock was subject to stock splits of 20 for 1 on October 23, 2007 and 5 for 1 on February 8, 2008.  Prices listed are adjusted to take the above splits into account.

Quarter Ended	Low	High
December 31, 2009	$1.20	$1.41
September 30, 2009	$1.68	$1.90
June 30, 2009	$2.12	$2.32
March 31, 2009	$2.83	$3.14
December 31, 2008	$5.85	$6.53
September 30, 2008	$1.91	$9.75
June 30, 2008	$1.20	$3.25
March 31, 2008	$1.60	$15.00
December 31, 2007	$0.40	$6.10

We intend to find a market maker to make an application on our behalf to FINRA for our shares to be quoted on the OTC Bulletin Board. The application will consist of current corporate information, financial statements and other documents as required by Rule 15c2-11 under the Securities Exchange Act. Inclusion on the OTC Bulletin Board will permit price quotations for our shares to be published by such service. Prior to January 14, 2010, our common stock was thinly traded on the Pink Sheets.

Although we intend to have our application submitted to the OTC Bulletin Board by a market maker, there can be no assurance that the application will be accepted or that the shares will be traded on the OTC Bulletin Board.

The closing price of our common stock as quoted on the Pink Sheets on March 19, 2010 was $0.115 per share.  As of March 19, 2010, there were approximately 1,971 holders of record of our common stock and 460,722,134 shares of common stock outstanding based on information provided by our transfer agent, Worldwide Stock Transfer, LLC.

Dividends

We have not paid any dividends on our common stock since our inception and do not anticipate paying any dividends in the foreseeable future.  Any future determination to pay dividends will be at the discretion of our Board of Directors and will be dependent upon then-existing conditions, including our financial condition, results of operations, contractual restrictions, capital requirements, business prospects and other factors our Board of Directors deems relevant.

Issuer Purchases of Equity Securities

During the year ended December 31, 2009, we did not purchase any of our own equity securities.

Recent Sales of Unregistered Securities

There have been no sales of unregistered securities in the years ended December 31, 2009, 2008 and 2007.  Shares issued for services in the years ended December 31, 2009, 2008 and 2007 are detailed below.

Issued for Services

On January 1 and December 31, 2009, Clean Coal issued 16,666 and 5,134,850 common shares, respectively to its President, Doug Hague, valued at $81,663 and $18,676,612, respectively in accordance with his employment agreement..

On September 4, 2009, Clean Coal issued 250,000 common shares to Rocky Lapomardo, a non related party, for various services valued at $612,500.

On March 25, 2009, Clean Coal issued 200,000 common shares to Alpha Trade.com, a non related party, for web-based advertizing and consulting services valued at $470,000.

On March 20, 2009, Clean Coal issued 250,000 common shares to Deheng Law Firm, a non related party, for legal services valued at $625,000.

On February 19, 2009, Clean Coal issued 8,814,483 common shares for the cashless exercise of common stock warrants to Cappello Capital for investor related services.

On December 31, 2008, Clean Coal issued 5,134,850 common shares to its President, Doug Hague valued at $37,383,878 in accordance with his employment agreement..

Between March and December 2008, Clean Coal issued 16,363,639 common shares to McGovern Capital, a third party consultant, for various investment and intellectual property consulting services valued at $41,727,280.

On July 10, 2008, Clean Coal issued 100,000 common shares to Alpha Trade.Com, a non related party, for consulting services valued at $360,000. Terms were reached by and between Alpha Trade.Com and Clean Coal, negotiated on behalf of the company by Doug Hague, the Company President.

On March 17, 2008, C. J. Douglas, a related party shareholder of Clean Coal transferred 400,000 common shares of Clean Coal from his personal holdings to an unrelated third party for consulting services performed for Clean Coal. The transaction was accounted for as a cancellation of 400,000 common shares and the issuance of 400,000 shares for services valued at $1,232,000. Terms were reached by and between Jim Painter III and C. J. Douglas, negotiated on behalf of the company by C. J. Douglas and approved by Doug Hague, the Company President.

During the year ended December 31, 2007, we issued 15,100,000 shares to related parties for consulting services, including 5,000,000 to Jay Lasner for services, 2,500,000 to Dilo Paul for services prior to becoming a director of the company and 50,000 to C. J. Douglas for services and the remaining 7,550,000 shares were issued as follows: 5,000,000 to Douglas Hague as the first payment of shares on his employment agreement, 850,000 to Dilo Paul to serve on the board of directors, 850,000 to Edward Jennings to serve on the board of directors and 850,000 to Carl Baker to serve on the board of directors. Terms were reached by the individuals, negotiated on behalf of the company by Larry Hunt and C. J. Douglas major shareholders. In addition, 24,181,895 shares were issued to unrelated third parties for services rendered.

The above shares were issued in reliance on the exemption from registration pursuant to Section 4(2) of the Securities Act of 1933, as amended, and the regulations promulgated thereunder. The transactions were issuances for services performed, the transactions were all privately negotiated and none involved any kind of public solicitation.

ITEM 6. SELECTED FINANCIAL DATA.

SELECTED FINANCIAL DATA

The following selected financial data should be read together with “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and our financial statements and related notes included elsewhere in this report.  The selected balance sheet data as of December 31, 2009 and 2008 and the selected statements of expenses data for the years ended December 31, 2009, 2008 and 2007 have been derived from our audited financial statements, which are included elsewhere in this report. Historical results are not necessarily indicative of the results to be expected in the future.

	Years Ended December 31,
	2009	2008	2007
Statements of Expenses Data:
Expenses:
General and administrative	$356,179	$510,179	$343,388
Research and development	-	226,771	4,120
Consulting services	21,147,108	97,874,467	38,735,417
Loss from operations	(21,503,287)	(98,611,417)	(39,082,925)

Other income (expenses)	7,494,987	(79,885)	(49,686)

Net loss	$(14,008,300)	$(98,691,302)	$(39,132,611)

Basic net loss per share	$(0.03)	$(0.24)	$(0.17)
Weighted average number of shares outstanding	437,385,801	415,441,945	232,908,707

	December 31,
	2009	2008
Condensed Balance Sheet Data:
Cash and cash equivalents	$9,860	$1,598
Total current assets	9,860	1,598
Total assets	10,559	7,541
Total liabilities	3,610,052	2,535,541
Total stockholders’ deficit	$(3,599,453)	$(2,528,000)

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

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

FORWARD-LOOKING STATEMENTS AND FACTORS THAT MAY AFFECT FUTURE RESULTS

This Annual Report on Form 10-K contains forward-looking statements (as referenced in Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934)  that involve risks and uncertainties, as well as assumptions that, if they do not materialize or prove correct, could cause our results to differ materially from those expressed or implied by such forward-looking statements. All statements other than statements of historical fact are statements that could be deemed forward-looking statements, including, but not limited to, statements concerning: our plans, strategies and objectives for future operations; new products  or developments; future economic conditions, performance or outlook; the outcome of contingencies; expected cash flows or capital expenditures; our beliefs or expectations; activities, events or developments that we intend, expect, project, believe or anticipate will or may occur in the future; and assumptions underlying any of the foregoing. Forward-looking statements may be identified by their use of forward-looking terminology, such as “believes,” “expects,” “may,” “should,” “would,” “will,” “intends,” “plans,” “estimates,” “anticipates,” “projects” and similar words or expressions. You should not place undue reliance on these forward-looking statements, which reflect our management’s opinions only as of the date of the filing of this Annual Report on Form 10-K and are not guarantees of future performance or actual results.

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

To complement our core technology, we have entered into a technology option agreement to evaluate a carbon dioxide (CO2) separation technology as an alternative approach to “carbon capture and sequestration.”  Our original Technology Option Agreement which expired on May 27, 2009 was  extended until December 31, 2009, and is currently under review with the expectation that the agreement will be further extended. Subject to a satisfactory outcome of our evaluation, it is the intention of both companies to enter into a global licensing agreement for the CO2 technology to be marketed in conjunction with our core technology. Separately, the Company had intended to explore an association with another technology development company to evaluate their fuel-to-liquid technology as a precursor to a potential joint marketing agreement however these discussions were not fruitful and were subsequently abandoned.

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

Results of Operations

The following information should be read in conjunction with the financial statements and notes appearing elsewhere in this Report.  We are a development stage company and have had no revenues from inception to date.  We anticipate that we may not receive any significant revenues from operations until we begin to receive some revenues from our partnership share in our Chinese joint venture which we estimate will be approximately twenty-four months. We have signed a Technology Licensing Agreement for India with INK Global Consulting in December, 2010, and are currently exploring similar relationships in the USA and China. We are also in preliminary discussions with companies, business groups, consortiums in the USA and Asia to license our technology, which, if successful, could realize limited short term revenue opportunities from the signing of technology licensing agreements.

For the Years Ended December 31, 2009 and 2008

Operating Expenses

Our operating expenses for the year ended December 31, 2009 totaled $21,503,287, compared to $98,611,417 for the prior year.  The primary component of the operating expenses in both periods was for shares issued for services.  The significant decrease in compensation expense for the 2009 fiscal periods is due to the differences in shares prices and number of shares and warrants issued in each year.

In fiscal 2009, we recorded shares for services expenses of $18,758,275 in stock-based compensation to our CEO and president, we issued 200,000 shares to Alpha Trade, an unrelated third party consultant, for public relations services valued at $470,000, issued 250,000 shares to DeHeng Law Firm, our China legal representation, for legal services valued at $625,000, and issued 250,000 shares to Rocky Lapomardo for consulting fees for a value of $612,500.

 Of the total shares for services expenses in fiscal 2008, we recorded stock-based compensation to our CEO and president of $37,383,878, expense for shares granted to McGovern Capital, LLC, an unrelated third party consultant, for business consulting services valued at $41,727,280, we issued 100,000 common shares to Alpha Trade for services valued at $360,000 and $16,490,517 in expense recorded for the grant of warrants to purchase  shares to Cappello Capital Corporation for strategic advisory services.

On November 1, 2007, Clean Coal entered into an employment agreement with its President and Chief Executive Officer whereby the President and Chief Executive Officer is entitled to a stock bonus of 15,404,549 common shares. The stock is to be awarded as follows: 33% on December 31, 2008, 33% on December 31, 2009 and 33% on December 31, 2010 contingent upon employment with Clean Coal on each date. Clean Coal calculated the value of the award based upon the closing stock price on the reporting date December 31, 2007 and is expensing the award over the award periods. A total of $18,758,275 and $37,383,878 was recognized as share-based compensation under this award for the twelve months ended December 31, 2009 and 2008, respectively and is reflected as common stock issued for services in the Statement of Stockholders’ Deficit.  As of December 31, 2009, a total of 10,286,366 shares have been issued under the agreement and are shown as outstanding in the Statement of Stockholders’ Deficit.

Under a letter agreement dated March 25, 2008, McGovern agreed to assist us as an advisor in connection with strategic business issues, including: (a) devising a strategic program for the protection, licensing and engagement of potential business partners of our intellectual property rights: and (b) after the successful demonstration in a pilot scale test of our technology, endeavoring to assist us in locating additional investor funding. Per the letter agreement, McGovern was entitled to a stock bonus of 16,363,639 common shares of Clean Coal. The shares vested as follows: 33% on March 25, 2008, 33% on August 15, 2008 and 33% on December 31, 2008. The value of the award was calculated based upon the closing stock price on the date of the agreement and was over the vesting periods. A total of $41,727,280 was recognized as share-based compensation under this award for the year ended December 31, 2008.

Effective April 24, 2008, we entered into an exclusive agreement for Cappello Capital to assist us with financial advisory services, specifically the raising of capital through various potential transactions, including, but not limited to, private placements, strategic alliances, sale or merger, divestitures, recapitalization, or strategic acquisition. The agreement provided for us to compensate Cappello Capital through warrants with an exercise price of $0.05 per share to purchase up to 5% of the Company on a fully diluted basis, with 2% of the warrants being due at the time of the signing of the agreement. Additionally we would be required to pay Cappello Capital a percentage of any financial transaction closed during the term of the agreement. We exercised our cancellation option on September 24, 2008 with Cappello Capital without any transaction being completed.  However, under the terms of the agreement, Cappello exercised their signing warrants for a total of 8,814,483 common shares.  The shares were issued February19, 2009.  The exercising of the warrants and the shares issuance caused us to record a gain of $7,598,481 for the year ended December 31, 2009 due to the change in the fair value of the derivative instruments.  The derivative value at each measurement date and the resulting gain or loss from the change in value is determined using the Black Scholes option pricing model.  When our stock price goes up, our derivative value tends to increase and when our stock price goes down our derivative value tends to decrease.  Our stock price went down between January 1, 2009 and February 19, 2009 which caused the liability to decrease resulting in the gain.  There were no derivatives outstanding at December 31, 2009.

Other than the expense recorded for stock compensation in 2009, expenses consisted $400,085 in consulting expenses, legal and professional expenses of $244,098, salary and payroll expenses of $32,317 and travel expenses of $2,413. Of the consulting expenses, $337,500 was for related party consultants, including $157,500 to Larry Hunt and $180,000 to CJ Douglas.

Other than the expense recorded for stock compensation in 2008, expenses consisted of research and development expenses of $226,771, $867,195 in consulting expenses, legal and professional expenses of $173,597, salary and payroll expenses of $32,094 and travel expenses of $86,108. Of the consulting expenses, $390,000 was for related party consultants, including $210,000 to Larry Hunt and $180,000 to CJ Douglas.

Net Loss

For the year ended December 31, 2009, including the expense recorded for the stock issued for services detailed above, we incurred a $14,008,300 net loss compared to a $98,691,302 net loss for the prior year. Excluding the expense related to the shares issued for services, losses decrease creased in the 2009 fiscal year because we spent less on consulting fees in the current year.  For the year ended December 31, 2009, in addition to the operating expenses outlined above, we had $ 102,094 in interest expenses, primarily for interest on loans. For the year ended December 31, 2008, in addition to the operating expenses outlined above, we had $79,885 in interest expenses, primarily for interest on loans.

Since inception, through December 31, 2009, we have incurred net losses $153,345,463due primarily to the issuance of stock for services plus interest expense on loans and the extinguishment of debt.

For the Years Ended December 31, 2008 and 2007

Operating Expenses

Our operating expenses for the year ended December 31, 2008 totaled $98,611,417, compared to $39,082,925 for the prior year. The primary component of our 2008 expense and the increase over the prior year was shares issued for services. Of the total shares for services expenses, we recorded stock-based compensation to our CEO and president of $37,383,878, expense for shares granted to McGovern Capital, LLC, an unrelated third party consultant, for business consulting services valued at $41,727,280, and $16,490,517 in expense recorded for the grant of warrants to Cappello Capital Corporation for strategic advisory services.

On November 1, 2007, we entered into an employment agreement with our CEO and President entitling him to a stock bonus of 15,404,549 common shares. The stock is to be awarded as follows: 33% on December 31, 2008, 33% on December 31, 2009 and 33% on December 31, 2010 contingent upon employment with Clean Coal on each date. We calculated the value of the award based upon the closing stock price on the reporting date December 31, 2007 and are expensing the award over the award periods. A total of $37,383,878 and $8,445,127 was recognized as share-based compensation under this award for the years ended December 31, 2008 and 2007, respectively and is reflected in the Statement of Stockholders Deficit. For the year ended December 31, 2008, 5,134,850 shares have been accounted for as issued in the Statement of Stockholders Deficit.

Under a letter agreement dated March 25, 2008, McGovern agreed to assist us as an advisor in connection with strategic business issues, including: (a) devising a strategic program for the protection, licensing and engagement of potential business partners of our intellectual property rights: and (b) after the successful demonstration in a pilot scale test of our technology, endeavoring to assist us in locating additional investor funding.

Per the letter agreement, McGovern was entitled to a stock bonus of 16,363,639 common shares of Clean Coal. The shares vested as follows: 33% on March 25, 2008, 33% on August 15, 2008 and 33% on December 31, 2008. The value of the award was calculated based upon the closing stock price on the date of the agreement and was over the vesting periods. A total of $41,727,280 was recognized as share-based compensation under this award for the year ended December 31, 2008.

Effective April 24, 2008, we entered into an exclusive agreement for Cappello Capital to assist us with financial advisory services, specifically the raising of capital through various potential transactions, including, but not limited to, private placements, strategic alliances, sale or merger, divestitures, recapitalization, or strategic acquisition. The agreement provided for us to compensate Cappello Capital through warrants to purchase up to 5% of the Company on a fully diluted basis, with 2% of the warrants being due at the time of the signing of the agreement. Additionally we would be required to pay Cappello Capital a percentage of any financial transaction closed during the term of the agreement. We exercised our cancellation option on September 24, 2009 with Cappello

Capital without any transaction being completed. However, per the agreement, we issued Cappello 8,918,183 common stock warrants for services. The warrants had an exercise price of $0.05 per share, a term of 10 years and they vested immediately. The fair value of the warrants was determined to be $16,490,517 using the Black-Scholes stock option valuation model. The significant assumptions used in the valuation were: the exercise price noted above; the market value of our common stock on April 24, 2008, $1.85; expected volatility of 257.92%; risk free interest rate of 3.67%; and an expected term of 5 years. The entire fair value of these warrants was expensed during the year ended December 31, 2008.

Other than the expense recorded for stock compensation in 2008, expenses consisted of research and development expenses of $226,771, $867,195 in consulting expenses, legal and professional expenses of $173,597, salary and payroll expenses of $32,094 and travel expenses of $86,108. Of the consulting expenses, $390,000 was for related party consultants, including $210,000 to Larry Hunt and $180,000 to CJ Douglas.

Our operating expenses for the year ended December 31, 2007 totaled $39,082,925, with the primary component also shares issued for services. Of the total expenses, $29,726,000 was recorded as an expense for the share-based compensation of 7,640,000 common shares issued to our directors as an incentive to serve on the board, as well as an additional $8,445,127 in expense for 5,134,850 accrued shares issued as compensation to our CEO and president with the remaining expense attributable to common shares to related party consultants and unrelated third party consultants for services.

Other than the expense recorded for stock compensation in 2007, expenses consisted of $844,917 in consulting expenses, legal and professional expenses of $169,124, salary and payroll expenses of $19,132 and travel expenses of $188,658. Of the consulting expenses, $390,000 was for related party consultants, including $210,000 to Larry Hunt and $180,000 to CJ Douglas.

Net Loss

For the year ended December 31, 2008, including the expense recorded for the stock issued for services detailed above, we experienced a $98,691,302 net loss compared to a $39,132,611 net loss for the prior year. Excluding the expense related to the shares issued for services, losses increased in the 2008 fiscal year because we were attempting to expand operations but had little funds to operate and used shares in lieu of cash compensation. For the year ended December 31, 2008, in addition to the operating expenses outlined above, we had $79,885 in interest expenses, primarily for interest on loans. For the year ended December 31, 2007, in addition to the operating expenses outlined above, we had $8,329 in interest expenses, primarily for interest on loans, and $41,357 in a loss on the extinguishment of an unsecured promissory note outstanding since 2000 (see Note 6 to the audited financial statements).

Since inception, through December 31, 2008, we have incurred net losses totaling $139,337,163 due primarily to the issuance of stock for services plus interest expense on loans and the extinguishment of debt.

Liquidity and Capital Resources

We have had no revenues since inception.  We have obtained cash for research and development activities and operating expenses through advances and/or loans from affiliates and stockholders.  Our technology has not yet been installed in an operating commercial facility and we anticipate it will be a minimum of 12 to 18 months until the first operational plant to be constructed with the Sino-Mongolia International Railroad Systems, Co. Ltd. of Inner Mongolia Autonomous Region, PRC (SMIRSC) our Chinese joint venture partner, is completed. This time frame represents a delay in our original estimate for the beginning of the initial construction of the facility due primarily a delay in obtaining the final Chinese government approval of the project, due to delays in the completion and acceptance of the myriad of environmental impact, health and safety, land use, and human resources studies required by the Chinese government. We are currently awaiting the project’s final approval by the Chinese Government which we anticipate will take place during April, 2010. Once this approval is obtained we will be able to complete the final design and commence construction, which we hope will begin by the third quarter, 2010. Once the initial phase of the plant is completed and fully operational, we should begin to receive our 25% partnership share of some revenues from plant operations but we cannot predict exactly when those revenues will commence. The original Feasibility Study that was a prerequisite to the approval of our Cooperative Joint Venture Agreement (CJVA), was completed by the Shanghai Chemical Engineering Incorporation (SCEI) in April, 2009, and the Chinese Government’s Certificate of Approval that was issued on June 5, 2009.

Our primary sources of operating cash during the year ended December 31, 2009 was loans from related and unrelated parties.  Loans are in the form of notes which bear a 10% interest rate and 12-month maturity. Our primary uses of funds in operations were payments made to our consultants and employees, as well as travel and office expenses.

Net Cash Used In Operating Activities.  Net cash used in operating activities was $61,238 for the 2009 fiscal year compared to net cash used of $103,074 for the prior year.  The decrease in cash used in operating activities in 2009 was due primarily to lower operating expenses as the company’s operations have been restricted in 2009 due to limited funding. Non-cash items included shares issued for services valued at $20,465,775, depreciation expense of $204, a loss on the write-off of assets of $5,000, a gain on the write-off of accounts payable of $87,404 and a gain on derivative liability of $7,598,481. During the twelve months ended December 31, 2009, we experienced an increase in accounts payable of $116,502, an increase in related party payables of $936,237 and an increase in accrued liabilities of $109,229.  Net cash used in operating activities from inception through December 31, 2009 totaled $1,869,877.

Net Cash Used In Investing Activities.  We did not engage in investing activities for the twelve months ended December 31, 2009 compare to $1,019 used in 2008.  From inception through December 31, 2009, net cash used in investing activities totaled $11,339 for the purchase of fixed assets and a deposit.

Net Cash Provided by Financing Activities.  Net cash provided by financing activities during the year ended December 31, 2009 totaled $69,500, consisting of loans from third parties and advances from related parties.  Net cash provided by financing activities during the twelve months ended December 31, 2008 totaled $103,961 consisting of loans from related parties. From inception through December 31, 2009, net cash provided by financing activities totaled $1,891,076 due to loans and advances from related and third parties.

Cash Position and Outstanding Indebtedness

Our total indebtedness at December 31, 2009 was $3,610,052. The entire $3,610,052 was in current liabilities.  Current liabilities consist primarily of accounts payable, accounts payable to related parties, advances from related parties, short-term debt and accrued expenses.  At December 31, 2009, we had current assets of $9,860 in cash.  We had property, plant and equipment (net of accumulated depreciation) of $739 at December 31, 2009.

Contractual Obligations and Commitments

The following table summarizes our contractual cash obligations and other commercial commitments at December 31, 2009.

	Payments due by period
	Total	Less than 1 year	1 to 3 years	3 to 5 years	After 5 years

Facility lease (1)	$16,550	$16,550	$-	$-	$-
SMIRSC contract (2)	8,333,000	-	-	-	-
Total contractual cash obligations	$8,349,550	$16,550	$-	$-	$-

(1)  Our lease term runs until May 31, 2010, at a minimum monthly rate of $3,310 per month for approximately

1,450 square feet.

(2) In December 2008, we signed a JV agreement with SMIRSC that requires us to make an initial payment of $1,670,000 for our initial registered capital contribution within 90 days after the final approvals, with a balance of $6,660,000 payable within 24 months. Although we do not yet have a date certain for the final approvals, we believe that the initial payment will be due in the second quarter of fiscal 2010.

Based on our current operational costs, we will need approximately $13,400,000 to fund our operations for the next 12 months, and a similar additional amount to continue operations for the following twelve months, or until the initial plant is up and running.  We are contractually required to provide approximately $1,670,000, representing the first 20% of our partnership contribution, within ninety days the Chinese government issuing their final approval of our project – The pre-requisite feasibility study was completed in April, 2009, and our Certificate of Approval (Operating License) was issued by the Inner Mongolia government on June 5, 2009. We expect to receive the final approval sometime in the second quarter of fiscal 2010, as described above. The remaining portion of our funding for the joint venture will be due within twenty-four months of our receipt of the final government approval.  Accordingly, we estimate we need to raise approximately $13,400,000 for the balance of 2010, and approximately $13,175,000 for 2010 in order to meet our funding commitments and continue operations.

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

Recent Accounting Pronouncements

In June 2008, the FASB finalized FASB ASC 815-40-15, which outlines a procedure to determine if an equity-linked financial instrument (or embedded feature) is indexed to its own common stock. FASB ASC 815-40-15 is effective for fiscal years beginning after December 15, 2008. The adoption of FASB ASC 815-40-15 effected Clean Coal’s results of operations and financial position as disclosed in Note 7 to the financial statements.

In May 2009, the FSAB issued FASB ASC 855 which is intended to establish general standards of accounting for and disclosure of events that occur after the balance sheet date, but before financial statements are issued or are available to be issued.  It requires the disclosure of the date through which an entity has evaluated subsequent events and the basis for that date–that is, whether that date represents the date the financial statements were issued or were available to be issued. This disclosure should alert all users of financial statements that an entity has not evaluated subsequent events after that date in the set of financial statements being presented.  ASC 855 is effective for financial statements issued for fiscal years and interim periods ending after June 15, 2009. Clean Coal has evaluated subsequent events through the date of issuance of these financial statements which is March 29, 2010.

In July 2009, the Financial Accounting Standards Board (“FASB”) issued new guidance relating to the “FASB Accounting Standards Codification” at FASB ASC 105, as the single source of authoritative nongovernmental U.S. generally accepted accounting principles (GAAP). The codification is effective for interim periods ending after September 15, 2009. All existing accounting standards are superseded as described in FASB ASC 105. All other accounting literature not included in the Codification is non-authoritative. The adoption of FASB ASC 105 did not impact Clean Coals’ results of operations, financial position or cash flows.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

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

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

FINANCIAL STATEMENTS INDEX

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Stockholders and Board of Directors of

Clean Coal Technologies, Inc.

A Development Stage Company

Coral Springs, Florida

We have audited the accompanying balance sheets of Clean Coal Technologies, Inc. (a development stage company) as of December 31, 2009 and 2008 and the related statements of expenses, stockholders’ deficit, and cash flows for the years ended December 31, 2009, 2008 and 2007. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform an audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Clean Coal Technologies, Inc. as of December 31, 2009 and 2008 and the results of its operations and its cash flows for the years ended December 31, 2009, 2008 and 2007 in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 3 to the financial statements, the Company has not generated revenue since its inception, has incurred losses in developing its business, and further losses are anticipated and has a working capital deficiency. The Company requires additional funds to meet its obligations and the costs of its operations. These factors raise substantial doubt about its ability to continue as a going concern. Management’s plans regarding those matters also are described in Note 3. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/MaloneBailey, LLP

www.malonebailey.com

Houston, Texas

March 29, 2010

Clean Coal Technologies Inc.
(A Development Stage Company)
Balance Sheets

	December 31,
	2009	2008
ASSETS
Current Assets
Cash	$ 9,860	$ 1,598
Total Current Assets	9,860	1,598

Property, plant and equipment, net of accumulated
depreciation of $280 and $76, respectively	739	943
Investment	-	5,000
Total Assets	$ 10,559	$ 7,541

LIABILITIES AND STOCKHOLDERS' DEFICIT
Current Liabilities
Accounts payable	$ 384,521	$ 355,423
Accounts payable to related parties	1,328,084	994,750
Advances from related parties	-	70,000
Accrued liabilities	171,908	66,017
Short-term debt	38,500	-
Debt owed to related parties	1,687,039	7,500
Total Current Liabilities	3,610,052	1,493,690

Debt owed to related parties	-	1,041,851
Total Liabilities	3,610,052	2,535,541

Common stock, $0.00001 par value; 600,000,000 shares
authorized, 440,355,468 and 430,689,469 shares issued
and outstanding, respectively	4,404	4,307
Additional paid-in capital	177,740,279	136,804,856
Deficit accumulated during the development stage	(181,344,136)	(139,337,163)
Total Stockholders' Deficit	(3,599,453)	(2,528,000)
Total Liabilities and Stockholders' Deficit	$ 10,599	$ 7,541

See Notes to the Financial Statements.

Clean Coal Technologies Inc.
(A Development Stage Company)
Statements of Expenses
				October 20,
				1997
				(Inception)
	Years Ended			Through
	December 31,			December 31,
	2009	2008	2007	2009
				(Unaudited)
Operating Expenses:
General and administrative	$ 356,179	$ 510,179	$ 343,388	$ 1,814,602
Research and development	-	226,771	4,120	374,912
Consulting services	21,147,108	97,874,467	38,735,417	158,369,849

Loss from Operations	(21,503,287)	(98,611,417)	(39,082,925)	(160,559,363)

Other Income (Expenses):
Interest expense	(102,094)	(79,885)	(8,329)	(327,839)
Other expenses	(5,000)	-	-	(18,985)
Other income	3,600	-	-	3,600
Loss on extinguishment of debt	-	-	(41,357)	(41,357)
Gain on change in derivative liability	7,598,481	-	-	7,598,481
Total Other Income (Expense)	7,494,987	(79,885)	(49,686)	7,213,900

Net Loss	$(14,008,300)	$ (98,691,302)	$ (39,132,611)	$ (153,345,463)

Net loss per share - basic and diluted	$ (0.03)	$ (0.24)	$ (0.17)	N/A

Weighted average shares outstanding -
basic and diluted	437,385,801	415,441,945	232,908,707	N/A

Clean Coal Technologies, Inc.

(A Development Stage Company)

Statements of Stockholders’ Deficit

October 20, 1997 (Inception) through December 31, 2009

with Inception to December 31, 2005 (unaudited)

						Deficit
						Accumulated
					Additional	During the
	Preferred Stock		Common Stock		Paid-In	Development	Stockholders'
	Shares	Amount	Shares	Amount	Capital	Stage	Deficit
Balances at October 20, 1997 (Inception)	-	$-	-	$-	$-	$-	$-
Founder's shares	-	-	41,500,000	415	7,885	-	8,300
Net loss	-	-	-	-	-	(8,300)	(8,300)
Balances at December 31, 1997	-	-	41,500,000	415	7,885	(8,300)	-
Recapitalization from reverse merger - shares retained by shell owners	-	-	8,500,000	85	(85)	-	-
Common stock issued for debt	-	-	2,250,000	23	427	-	450
Preferred stock issued for debt	480,837	481	-	-	380,356		380,837
Net loss	-	-	-	-	-	(359,139)	(359,139)
Balances at December 31, 1998	480,837	481	52,250,000	523	388,583	(367,439)	22,148
Common stock issued for services	-	-	6,250,000	62	1,188	-	1,250
Net loss	-	-	-	-	-	(360,064)	(360,064)
Balances at December 31, 1999	480,837	481	58,500,000	585	389,771	(727,503)	(336,666)
Net loss	-	-	-	-	-	(307,568)	(307,568)
Balances at December 31, 2000	480,837	481	58,500,000	585	389,771	(1,035,071)	(644,234)
Common stock issued for services	-	-	14,400,000	144	2,736	-	2,880
Common stock issued for debt	-	-	1,852,900	19	387,863	-	387,882
Net loss	-	-	-	-	-	(330,337)	(330,337)
Balances at December 31, 2001	480,837	481	74,752,900	748	780,370	(1,365,408)	(583,809)
Common stock issued for services	-	-	14,000,000	140	2,660	-	2,800
Common stock issued for debt	-	-	2,404,185	24	480,813	-	480,837
Preferred stock converted to common stock	(480,837)	(481)	10,000,000	100	381	-	-
Net loss	-	-	-	-	-	(55,585)	(55,585)
Balances at December 31, 2002	-	-	101,157,085	1,012	1,264,224	(1,420,993)	(155,757)
Common stock issued for services	-	-	2,500,000	25	475	-	500
Net loss	-	-	-	-	-	(31,377)	(31,377)
Balances at December 31, 2003	-	-	103,657,085	1,037	1,264,699	(1,452,370)	(186,634)
Net loss	-	-	-	-	-	(11,970)	(11,970)
Balances at December 31, 2004	-	-	103,657,085	1,037	1,264,699	(1,464,340)	(198,604)
Net loss	-	-	-	-	-	(25,551)	(25,551)
Balances at December 31, 2005	-	-	103,657,085	1,037	1,264,699	(1,489,891)	(224,155)
Common stock issued for services	-	-	46,307,500	463	8,800	-	9,263
Net loss	-	-	-	-	-	(23,359)	(23,359)
Balances at December 31, 2006	-	-	149,964,585	1,500	1,273,499	(1,513,250)	(238,251)
Common stock issued for services	-	-	39,281,895	393	29,754,569	-	29,754,962
Accrued stock-based compensation	-	-	-	-	8,445,127	-	8,445,127
Common stock issued to CCSI under reorganization	-	-	114,178,000	1,142	(1,142)	-	-
Common stock issued for debt and interest	-	-	30,000	-	140,400	-	140,400
Recapitalization from reverse merger with Riverside – shares retained by shell owners	-	-	105,636,500	1,056	(1,056)	-	-
Net loss	-	-	-	-	-	(39,132,611)	(39,132,611)
Balances at December 31, 2007	-	-	409,090,980	4,091	39,611,397	(40,645,861)	(1,030,373)
Common stock returned to Clean Coal and cancelled	-	-	(400,000)	(4)	4	-	-
Common stock issued for services	-	-	21,998,489	220	80,702,938	-	80,703,158
Warrant expense	-	-	-	-	16,490,517	-	16,490,517
Net loss	-	-	-	-	-	(98,691,302)	(98,691,302)
Balances at December 31, 2008	-	$-	430,689,469	$4,307	$136,804,856	$(139,337,163)	$(2,528,000)
Cumulative effect of change in accounting principle - January 1, 2009 reclassification of embedded feature of equity-linked financial instruments to derivative liabilities	-	-	-	-	(16,490,517)	(27,998,673)	(44,489,190)
Derivative liability removed due to warrants exercised	-	-	-	-	36,890,709	-	36,890,709
Common stock issued for services	-	-	5,851,516	59	20,465,716	-	20,465,775
Common stock issued upon cashless exercise of warrants	-	-	8,814,483	88	(88)	-	-
Cancellation of common stock	-	-	(5,000,000)	(50)	50	-	-
Forgiveness of related party debt	-	-	-	-	69,553	-	69,553
Net loss	-	-	-	-	-	(14,008,300)	(14,008,300)
Balances at December 31, 2009	-	$ -	440,355,468	$ 4,404	$177,740,279	$(181,344,136)	$ (3,599,453)

See Notes to the Financial Statements.

Clean Coal Technologies Inc
(A Development Stage Enterprise)
Statements of Cash Flows
				October 20, 1997
	Years Ended			(Inception)
	December 31,			Through
	2009	2008	2007	December 31, 2009
CASH FLOWS FROM OPERATING ACTIVITIES:				(Unaudited)
Net Income (Loss)	$ (14,008,300)	$ (98,691,302)	$ (39,132,611)	$ (153,345,463)
Adjustment to reconcile net income (loss) to net cash
used in operating activities:
Depreciation expense	204	76	-	5,600
Shares issued for services	20,465,775	80,703,158	38,200,089	139,394,066
Warrant expense	-	16,490,517	-	16,490,517
Loss on extinguishment of debt	-	-	41,357	41,357
Interest expense paid in shares	-	-	5,509	43,884
Interest converted to debt	-	20,531	-	22,600
Gain on write-off of accounts payable	(87,404)	-	-	(87,404)
Write-off of asset	5,000	-	-	16,015
Gain on derivative liability	(7,598,481)	-	-	(7,598,481)
Changes in operating assets and liabilities:
Prepaid expenses and other current assets	-	5,969	(5,969)	(11,015)
Accounts payable	116,502	115,597	147,738	471,925
Accounts payable - related party	936,237	1,194,776	338,135	2,511,276
Accrued expenses	109,229	57,604	7,482	175,246
Cash Provided by (Used In) Operating Activities	(61,238)	(103,074)	(398,270)	(1,869,877)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of fixed assets	-	(1,019)	-	(6,339)
Investment in joint venture	-	-	(5,000)	(5,000)
Cash Used in Investing Activities	-	(1,019)	(5,000)	(11,339)

CASH FLOWS FROM FINANCING ACTIVITIES:
Advances from related parties	11,000	-	305,000	316,000
Borrowings on debt	38,500	-	-	38,500
Borrowings on related party debt	20,000	103,961	100,000	1,536,576
Cash Provided by Financing Activities	69,500	103,961	405,000	1,891,076

NET CHANGE IN CASH AND CASH EQUIVALENTS	8,262	(132)	1,730	9,860
CASH AND CASH EQUIVALENTS - beginning of period	1,598	1,730	-	-
CASH AND CASH EQUIVALENTS - end of period	$ 9,860	$ 1,598	$ -	$ 9,860

SUPPLEMENTAL DISCLOSURES:
Cash paid for interest	$ -	$ -	$ -	$ -
Cash paid for income taxes	-	-	-	-

NON-CASH INVESTING AND FINANCING ACTIVITIES:
Forgiveness of related party debt and accrued interest	$ 69,553	$ -	$ -	$ 69,553
Derivative liability removed due to warrants exercised	36,890,709	-	-	36,890,709
Cumulative effect of change in accounting principle	44,489,190	-	-	44,489,190
Related party payables and advances converted to debt	683,903	815,290	-	1,499,192
Accrued interest converted to debt	-	2,069	-	-
Preferred stock issued for related party debt	-	-	-	380,837
Preferred stock converted to common stock	-	-	-	481
Debt converted to common stock	-	-	-	924,277

See Notes to the Financial Statements.

Clean Coal Technologies, Inc.

(A Development Stage Company)

Notes to Financial Statements

NOTE 1: NATURE OF BUSINESS

Clean Coal Technologies, Inc. (“CCTI” or the “Company” or “Clean Coal”), a Nevada corporation, was originally chartered in Delaware on September 17, 1986. In September 2007, CCTI changed its domicile to Nevada and changed its name.  The Company was formed to obtain a patented multi-stage process that transforms coal with high levels of impurities, contaminants and other polluting elements into an exceptionally efficient, clean and inexpensive source of high energy, low polluting fuel.

On November 19, 2007, CCTI completed a share exchange agreement with Clean Coal Systems, Inc, a Florida corporation, (“CCSI”) whereby CCTI exchanged 294,784,480 (as adjusted after stock splits) common shares, which represented approximately 74% of CCTI for all of the outstanding stock of CCSI. CCTI shareholders held 105,636,500 shares of CCTI common stock prior to and after the merger. Control of CCTI was obtained in August 2007 by a shareholder of CCSI in order to complete the merger with CCSI.  The combined companies now operate under the name “Clean Coal Technologies, Inc.” CCSI was established in May 7, 2007 and merged with Saudi American Minerals, Inc. (“SAMI”) in September 2007. Because CCTI was non operating and had no assets or liabilities prior to the merger, for accounting purposes, the merger between CCSI and CCTI was treated as a reverse merger and recapitalization with CCSI (formerly SAMI) being the “accounting acquirer”. The historical financial statements and related disclosures presented herein for the period prior to the date of merger (November 19, 2007) are those of CCSI (formerly SAMI). The historical financial statements and related disclosures of CCSI are those of SAMI.

SAMI was formed on October 20, 1997 as Consolidated Energy International Inc, a Nevada corporation.  In June 1998, Consolidated Energy International Inc. merged with Golden Triangle Corporation, a Nevada corporation whereby Consolidated Energy International received 41,500,000 shares of Golden Triangle for all of the outstanding shares of Consolidated Energy International.  Prior to the merger Golden Triangle had 8,500,000 shares outstanding.  Because Golden Triangle was a non operating company, this was accounted for as a reverse merger with Consolidated Energy International being the “accounting acquirer”.  In conjunction with the merger, the combined companies changed their name to Saudi American Minerals, Inc (“SAMI”).

In September 2007, CCSI merged with SAMI as both entities were controlled by the same shareholders.  SAMI issued the CCSI shareholders 114,178,000 shares of common stock for all of CCSI’s common stock.  CCSI did not have any operations prior to the merger with SAMI.  The acquisition of SAMI by CCSI was accounted for as a common control merger combining the results of SAMI and CCSI.  The combination of SAMI and CCSI operated under the name “Clean Coal Systems, Inc.”  SAMI was the operating company and its operations were continued by the combined entities CCSI.

NOTE 2 - SUMARY OF SIGNIFICANT ACCOUNTING POLICIES

Use of Estimates

The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure on contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenues and expenses during the reporting period.  Actual results could differ from those estimates.

Development Stage Enterprise

Clean Coal has a limited operating history upon which to base an evaluation of the current business and future prospects and has yet to commercialize on its technology.  Clean Coal will continue to be considered to be in a development stage until it has begun significant operations and is generating significant revenues.  The date of inception is October 20, 1997 (formation of SAMI).

Earnings per Common Share

Basic earnings per share are computed on the basis of the weighted average number of common shares outstanding during each year.  Diluted earnings per share is the same as basic earnings per share as common stock equivalent.

Cash and Cash Equivalents

Clean Coal considers all highly liquid investments with an original maturity of three months or less to be cash equivalents for purposes of preparing its Statement of Cash Flows.

Federal Income Tax

Clean Coal accounts for income taxes pursuant to the provisions of FASB ASC 740 which requires an asset and liability approach to calculating deferred income taxes.  The asset and liability approach requires the recognition of deferred tax liabilities and assets for the expected future tax consequences of temporary differences between the carrying amounts and the tax basis of assets and liabilities.

Property and Equipment

Property and equipment consists of furniture and fixtures and computer equipment, recorded at cost, depreciated upon placement in service over estimated useful lives ranging from three to five years on a straight-line basis. As of December 31, 2009 and 2008, Clean Coal had property and equipment of $739 and $943, respectively, net of accumulated depreciation of $280 and $76, respectively. Expenditures for normal repairs and maintenance are charged to expense as incurred. The cost and related accumulated depreciation of assets sold or otherwise disposed of are removed from the accounts, and any gain or loss is included in operations. Depreciation expense for the years ended December 31, 2009, 2008 and 2007 totaled $204, $76 and $0, respectively.

Impairment of Long Lived Assets

In the event facts and circumstances indicate the carrying value of a long-lived asset, including associated intangibles, may be impaired, an evaluation of recoverability is performed by comparing the estimated future undiscounted cash flows associated with the asset to the asset's carrying amount to determine if a write-down to market value or discounted cash flow is required.

Research and Development Costs

Research and development expenses include salaries, related employee expenses, research expenses and consulting fees. All costs for research and development activities are expensed as incurred. Clean Coal expenses the costs of licenses of patents and the prosecution of patents until the issuance of such patents and the commercialization of related products is reasonably assured.

Stock-based Compensation

FASB ASC 718 established financial accounting and reporting standards for stock-based employee compensation plans. It defines a fair value based method of accounting for an employee stock option or similar equity instrument. Clean Coal accounts for compensation cost for stock option plans in accordance with FASB ASC 718. Clean Coal accounts for share based payments to non-employees in accordance with FASB ASC 505-50

Derivative financial instruments

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

Fair value measurements

Clean Coal values its warrants and non cash common shares transactions under FASB ASC 820 which defines fair value, establishes a framework for measuring fair value, and expands disclosures about fair value measurements. The provisions of ASC 820 were effective January 1, 2008.

As defined in ASC 820, fair value is the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date (exit price). Clean Coal utilizes market data or assumptions that market participants would use in pricing the asset or liability, including assumptions about risk and the risks inherent in the inputs to the valuation technique. These inputs can be readily observable, market corroborated, or generally unobservable. Clean Coal classifies fair value balances based on the observability of those inputs. ASC 820 establishes a fair value hierarchy that prioritizes the inputs used to measure fair value. The hierarchy gives the highest priority to unadjusted quoted prices in active markets for identical assets or liabilities (level 1 measurement) and the lowest priority to unobservable inputs (level 3 measurement).

The three levels of the fair value hierarchy defined by ASC 820 are as follows:

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

Recently issued accounting pronouncements

In June 2008, the FASB finalized FASB ASC 815-40-15, which outlines a procedure to determine if an equity-linked financial instrument (or embedded feature) is indexed to its own common stock. FASB ASC 815-40-15 is effective for fiscal years beginning after December 15, 2008. The adoption of FASB ASC 815-40-15 effected Clean Coal’s results of operations and financial position as disclosed in Note 7.

In May 2009, the FSAB issued FASB ASC 855 which is intended to establish general standards of accounting for and disclosure of events that occur after the balance sheet date, but before financial statements are issued or are available to be issued.  It requires the disclosure of the date through which an entity has evaluated subsequent events and the basis for that date–that is, whether that date represents the date the financial statements were issued or were available to be issued. This disclosure should alert all users of financial statements that an entity has not evaluated subsequent events after that date in the set of financial statements being presented.  ASC 855 is effective for financial statements issued for fiscal years and interim periods ending after June 15, 2009. Clean Coal has evaluated subsequent events through the date of issuance of these financial statements which is March 29, 2010.

In July 2009, the Financial Accounting Standards Board (“FASB”) issued new guidance relating to the “FASB Accounting Standards Codification” at FASB ASC 105, as the single source of authoritative nongovernmental U.S.

generally accepted accounting principles (GAAP). The codification is effective for interim periods ending after September 15, 2009. All existing accounting standards are superseded as described in FASB ASC 105. All other accounting literature not included in the Codification is non-authoritative. The adoption of FASB ASC 105 did not impact Clean Coals’ results of operations, financial position or cash flows.

NOTE 3: GOING CONCERN

The accompanying financial statements have been prepared on a going concern basis of accounting which contemplates continuity of operations, realization of assets, liabilities, and commitments in the normal course of business. The accompanying financial statements do not reflect any adjustments that might result if the Clean Coal is unable to continue as a going concern.  Clean Coal has an accumulated deficit and a working capital deficit as of December 31, 2009 with no revenues anticipated for the near term. Management believes Clean Coal will need to raise capital in order to operate over the next 12 months.  As shown in the accompanying financial statements, Clean Coal has also incurred significant losses since inception.  Clean Coal’s continuation as a going concern is dependent upon its ability to generate sufficient cash flow to meet its obligations on a timely basis and ultimately to attain profitability. Clean Coal has limited capital with which to pursue its business plan.  There can be no assurance that Clean Coal’s future operations will be significant and profitable, or that Clean Coal will have sufficient resources to meet its objectives.  These conditions raise substantial doubt as to Clean Coal’s ability to continue as a going concern.  Management may pursue either debt or equity financing or a combination of both, in order to raise sufficient capital to meet Clean Coal’s financial requirements over the next twelve months and to fund its business plan. There is no assurance that management will be successful in raising additional funds.

NOTE 4: RELATED PARTY TRANSACTIONS

Debt from related parties

During March 2009, Clean Coal was relieved of its obligation to repay principal of $66,215 and accrued interest of $3,338 by a shareholder of Clean Coal. The extinguishment is shown on the Statement of Stockholders’ Deficit as “forgiveness of related party debt”.

During the year ended December 31, 2009, accounts payable and advances from related parties totaling $683,903 were converted to notes payable. During 2008, accounts payable and advances from related parties totaling $815,290 and interest of $22,600 were converted to notes payable.

In October 2007, Clean Coal issued two unsecured promissory notes to a shareholder of Clean Coal in the total principal amount of $100,000 which mature in April 2008 and bear interest at 10% per annum. In April 2008, these notes were modified whereby the maturity date was extended to April 10, 2010 and the accrued interest on the notes at the date of modification was added to the principal balance for a modified principal amount outstanding of $104,959. Clean Coal evaluated the application of FASB ASC 470-50 and concluded that the revised terms constituted a debt modification, rather than a debt extinguishment.

A summary of the debt from related parties outstanding as of December 31, 2009, 2008 and 2007 is as follows:

Date of	To	Maturity	Interest	Principal Balance
Note	Whom	Date	Rate	2009	2008	2007

June 1, 2001	Neil Goodfriend	Demand	10.00%	$ 7,500	$ 7,500	$ 7,500
October 15, 2007	Larry Hunt	April 14, 2008	10.00%	-	-	50,000
October 18, 2007	Larry Hunt	April 17, 2008	10.00%	-	-	50,000
April 3, 2008	CJ Douglas	April 3, 2010	10.00%	103,961	103,961	-
April 15, 2008	Larry Hunt	April 15, 2010	10.00%	104,959	104,959	-
June 30, 2008	Larry Hunt	June 30, 2010	10.00%	247,305	247,305	-
June 30, 2008	CJ Douglas	June 30, 2010	10.00%	266,770	266,770	-
June 30, 2008	Equimune Research Corp	June 30, 2010	10.00%	252,641	252,641	-
June 30, 2008	Howard Helfant	June 30, 2010	10.00%	-	66,215	-
August 17, 2009	CJ Douglas	September 15, 2009	10.00%	20,000	-	-
September 30, 2009	Jay Lasner	Demand	0.00%	10,000	-	-
September 30, 2009	Jeff Miller	Demand	0.00%	10,000	-	-
September 30, 2009	Joel Marcus	Demand	0.00%	11,000	-	-
September 30, 2009	Larry Hunt	Demand	0.00%	91,466	-	-
September 30, 2009	CJ Douglas	Demand	0.00%	339,045	-	-
September 30, 2009	Zak Nathan	Demand	0.00%	50,000	-	-
September 30, 2009	Enviro Fuel Mgf, Inc.	Demand	0.00%	98,091	-	-
September 30, 2009	Enviro Fuel Mgf, Inc.	Demand	0.00%	500	-	-
October 31, 2009	Enviro Fuel Mgf, Inc.	Demand	0.00%	3,000	-	-
October 31, 2009	Joel Marcus	Demand	0.00%	2,000	-	-
October 31, 2009	CJ Douglas	Demand	0.00%	5,000	-	-
November 30, 2009	Enviro Fuel Mgf, Inc.	Demand	0.00%	500	-	-
November 30, 2009	Joel Marcus	Demand	0.00%	500	-	-
November 30, 2009	CJ Douglas	Demand	0.00%	62,800	-	-
				$ 1,687,038	$ 1,049,351	$ 107,500

All of the notes listed above are unsecured except for the August 17, 2009 note payable to CJ Douglas. This note is secured by 200,000 common shares of Clean Coal.

Advances from related parties

At December 31, 2009, 2008 and 2007, unpaid advances from related parties totaled $0, $70,000 and $305,000, respectively. These advances are unsecured, due on demand and bear no interest.

Accounts payable from related parties

At December 31, 2009, 2008 and 2007, unpaid services provided by related parties totaled $1,328,084, $994,750 and $380,264, respectively, which was included in accounts payable from related parties.

NOTE 5: NOTES PAYABLE

Between May and November 2009, Clean Coal borrowed an aggregate of $38,500 from unrelated third parties. The loans are unsecured and bear interest at 10% per annum. $15,000 of the loans is due on demand and $23,500 matures one year from the date of the loan. For $23,500 of the debt, one year from the date of the loans, the principal and accrued interest becomes convertible into common shares of Clean Coal at 50% of the market price of Clean Coal’s common stock on the conversion date.

There were no third party notes outstanding as of December 31, 2008 or 2007.

NOTE 6: EQUITY TRANSACTIONS

On November 1, 2007, Clean Coal entered into an employment agreement with its President and Chief Executive Officer whereby the President and Chief Executive Officer is entitled to a stock bonus of 15,404,549 common shares. The stock is to be awarded as follows: 33% on December 31, 2008, 33% on December 31, 2009 and 33% on December 31, 2010 contingent upon employment with Clean Coal on each date. Clean Coal calculated the value of the award based upon the closing stock price on the reporting date December 31, 2007 and is expensing the award over the award periods. A total of $18,758,275, $37,383,878 and $8,445,127 was recognized as share-based compensation under this award during 2009, 2008 and 2007, respectively and is reflected as common stock issued for services in the Statement of Stockholders’ Deficit.  During 2009 and 2008, a total of 5,151,516 and 5,134,850 shares were issued under the agreement and are shown as outstanding in the Statement of Stockholders’ Deficit. No shares were issued under this agreement in 2007.

On February 19, 2009, Clean Coal issued an aggregate of 8,814,483 common shares for the cashless exercise of 8,918,183 common stock warrants.

In addition to the shares listed above, during 2009, Clean Coal issued a total of 700,000 common shares for services valued at $1,707,500.

On September 21, 2009, Clean Coal cancelled 5,000,000 common shares previously issued.

On February 8, 2008, Clean Coal implemented a 5 to 1 forward common stock split. Pursuant to the forward split, each share of common stock issued and outstanding as of the forward split effective date was converted into five shares of common stock. All share and per share data herein has been retroactively restated to reflect the forward split.

On March 17, 2008, a shareholder of Clean Coal transferred 400,000 common shares of Clean Coal from his personal holdings to a third party for services performed for Clean Coal. The transaction was accounted for as a return and cancellation of 400,000 common shares to Clean Coal and the issuance of 400,000 shares valued at $1,232,000 for services.

On March 25, 2008, Clean Coal entered into a consulting agreement whereby the consultant is entitled to a stock bonus of 16,363,639 common shares of Clean Coal. The shares vest as follows: 33% on March 25, 2008, 33% on August 15, 2008 and 33% on December 31, 2008. Clean Coal calculated the value of the award based upon the closing stock price on the date of the agreement and is expensing the award over the vesting periods. A total of $41,727,280 was recognized as share-based compensation under this award during 2008 and is reflected in the common stock issued for services line in the statement of stockholders deficit. During 2008, 16,363,639 shares have been accounted for as issued in the statement of stockholders deficit as these were the vested shares as of December 31, 2008.

On July 10, 2008, Clean Coal issued 100,000 common shares for services valued at $360,000.

During September 2007, Clean Coal merged with SAMI and CCSI as both were owned by the same shareholders. A total of 114,178,000 common shares were issued to the CCSI shareholders. See Note 1 for details.

On November 19, 2007, Clean Coal acquired a “pink sheet shell”, Riverside Technologies, Inc. in a transaction accounted for as a reverse merger. A total of 105,636,500 common shares were retained by the shell shareholders and treated as issued. See Note 1 for details.

On December 31, 2007, Clean Coal issued 30,000 common shares for debt and accrued interest of $99,043. The shares were valued at $140,400 resulting in a loss on extinguishment of debt of $41,357.

During 2007, Clean Coal issued 39,281,895 common shares valued at $29,754,962 for consulting services provided to the company by various entities and individuals.

On April 24, 2008, Clean Coal granted 8,918,183 common stock warrants for services. The warrants have an exercise price of $0.05 per share, a term of 10 years and they vest immediately. The fair value of the warrants was determined to be $16,490,517 using the Black-Scholes stock option valuation model. The significant assumptions used in the valuation were: the exercise price noted above; the market value of Clean Coal’s common stock on April

24, 2008, $1.85; expected volatility of 257.92%; risk free interest rate of 3.67%; and an expected term of 5 years. The entire fair value of these warrants was expensed during 2008. These warrants were exercised during 2009 (see above).

SUMMARY OF STOCK WARRANTS

	Shares	Weighted Average Exercise Price
Outstanding at December 31, 2007	-	$ -
Granted	8,918,183	0.05
Exercised	-	-
Outstanding at December 31, 2008	8,918,183	0.05
Granted	-	-
Exercised	(8,918,183)	0.05
Outstanding at December 31, 2009	-	-

Warrants exercisable at December 31, 2009	-	$ -

The weighted average grant date fair value of options granted during the years 2008 and 2009 was $1.85 and $0.00, respectively. There was no aggregate intrinsic value of options outstanding or exercisable at December 31, 2009 or 2008. Weighted average remaining contractual term at December 31, 2009 and 2008 was 0 and 9.31 years, respectively.

NOTE 7: WARRANT DERIVATIVES

In June 2008, the FASB issued ASC 815-40-15, which outlines a procedure to determine if an equity-linked financial instrument (or embedded feature) is indexed to its own common stock. FASB ASC 815-40-15 is effective for fiscal years beginning after December 15, 2008. 8,918,183 of Clean Coal’s warrants that were previously classified in equity were reclassified to derivative liabilities on January 1, 2009 as a result of ASC 815-40-15.  Clean Coal estimated the fair value of these liabilities as of January 1, 2009 to be $44,489,190 and recorded a reduction of $16,490,517 to Additional Paid-in Capital and $27,998,673 to Accumulated Deficit.  The effect of this adjustment is recorded as a cumulative effect of change in accounting principle in our consolidated statement of stockholders’ deficit.

The warrants were exercised on February 19, 2009 (see Note 6 for details).  The fair value of these liabilities as of February 19, 2009 was $36,890,709 resulting in a gain of $7,598,481 for the year ended December 31, 2009. The impact of the adoption on net loss and on basic and diluted loss per share for the year ended December 31, 2009 were $7,598,481 and $0.0173, respectively. The remaining liability as of February 19, 2009 of $36,890,709 was then reclassified to Additional Paid-in Capital as the warrants were exercised and settled for shares (see Note 6 for details).

Clean Coal used the Black-Scholes option pricing model to value the warrants using the following assumptions: number of warrants as set forth in the warrant agreements; no expected dividend yield; expected volatility ranging from 192% to 258%; risk-free interest rates ranging from 1.55% to 3.67%; and expected terms of 4.17 to 5 years.

NOTE 8 – INCOME TAXES

Clean Coal  uses the liability method, where deferred tax assets and liabilities are determined based on the expected future tax consequences of temporary differences between the carrying amounts of assets and liabilities for financial and income tax reporting purposes. During the years ended December 31, 2009, 2008 and 2007, Clean Coal incurred net losses and, therefore, has no tax liability. The net deferred tax asset generated by the loss carry-forward has been fully reserved. The cumulative net operating loss carry-forward is approximately $5,084,405 at December 31, 2009, and will begin to expire in the year 2029.  Section 382 of the Internal Revenue code limits the use of net operating losses where a change of control has occurred.  The company has changed control multiple times since inception resulting in such limitations.

At December 31, 2009, 2008 and 2007, deferred tax assets consisted of the following:

	2009	2008	2007
Net operating loss carry-forward	$ 1,779,542	$ 1,380,190	$ 856,020
Valuation allowance	(1,779,542)	(1,380,190)	(856,020)
Net deferred tax asset	$ -	$ -	$ -

NOTE 9 – OPERATING LEASES

During 2007, Clean Coal entered into an operating lease for office space which expires in May 2010 with monthly rent payments of $3,310. Rent expense for 2009, 2008 and 2007 was $40,947, $42,396 and $21,593, respectively. The future minimum lease payments are as follows:

2010	$ 16,550
Thereafter	-0-
Total Minimum Lease Payments	$ 16,550

NOTE 10 – COMMITMENT AND CONTINGENCIES

Clean Coal has contracts with its Director and President that if and when Clean Coal sells control through common stock, the individual is entitled to five percent of the net proceeds less the proceeds of the common stock owned by them.

Litigation

Clean Coal is named as a defendant in a lawsuit filed on December 15, 2008 in the Circuit Court of the 17th Judicial Circuit in and for Broward County, Florida, case number 0860922.  The suit appears to be a dispute regarding a private transaction or transactions possibly involving stockholders of the Company.  Clean Coal does not believe the inclusion of Clean Coal in litigation over a private transaction has merit but is in the process of evaluating the suit and cannot currently assess its implications, if any.

Clean Coal brought suit against a shareholder, the person who sold to the shareholder and at least two persons who Clean Coal believes acted as brokers in the transaction(s) to enjoin the shareholder from having the legend removed from the shares prior to January 14, 2010.  The suit was filed in the United States District Court for the District of Southern Florida under Civil Action No. 09-60350.  The case was dismissed by the Court on November 18, 2010.

Clean Coal was named as a defendant in a lawsuit filed on or about June 30, 2009 in the Second Judicial Circuit of the State of Nevada in and for Washoe County, case number 09-cv-02026.  The suit is a dispute regarding the removal of a legend on restricted stock.  Clean Coal did not believe the legend removal was proper and elected to contest the action vigorously until one year had elapsed since Clean Coal’s filing of a registration statement on Form 10 with the United States Securities and Exchange Commission, filed January 14, 2009, and thereafter to trial since plaintiff is seeking recovery for alleged damages caused by the refusal to remove the legend. Clean Coal subsequently was successful in having this lawsuit removed from the District Court of Nevada to Florida and enjoined in above case.  There has been no further  activity in this case since October 2009,  In the event that it should be advanced, Clean Coal believes that it has meritorious defenses to all claims, however an adverse decision would materially and adversely impact Clean Coal.

Clean Coal was named as a defendant in an Action for Declaratory Judgment filed on or about February 24, 2009 in the Circuit Court of the 17th Judicial Circuit in and for Broward County, Florida, Case No. 09-10720(09). The case was settled on December 9, 2009 with no effect to the Company.

Clean Coal was named as a defendant in a lawsuit filed on or about October 19, 2009, in the 17th Judicial Circuit in and for Broward County, Florida, Case No. 09-56739 (09).  The suit is a dispute for damages arising from a breach of contract involving an unrelated company, but naming Clean Coal. On February 9, 2010, Clean Coal was successful in filing a motion to dismiss Clean Coal and its President & CEO, Douglas Hague from this case.

NOTE 11 SUBSEQUENT EVENTS

During February and March 2010, Clean Coal borrowed an aggregate of $40,000 from related parties. The notes are unsecured and bear interest at 10% per annum. The notes mature during August and September 2010.

On February 22, 2010, Clean Coal modified the due date of the $15,000 third party note outstanding whereby the maturity date was extended to June 30, 2010. In addition, the loan was modified whereby the unpaid principal and interest became convertible at $0.038 per share on the maturity date. Clean Coal also borrowed an additional $15,000 from the note holder with the same terms as the modified loan.

During February 2010, Clean Coal issued an aggregate 20,350,000 common shares to consultants for services.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

There have been no changes in our independent accountants, Malone & Bailey, LLP, or disagreements with them on matters of accounting or financial disclosure.

ITEM 9A. CONTROLS AND PROCEDURES

As of December 31, 2009, we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and  Chief  Financial  Officer  (the  same  person), of the effectiveness  of  the  design  and  operation  of  our  disclosure controls and procedures  pursuant to Exchange  Act  Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended.  Based on this evaluation, management concluded that our financial disclosure controls and procedures were not effective due to our limited internal resources and lack of ability to have multiple levels of transaction review.  We presently have only one officer and one employee. Inasmuch as there is no segregation of duties within the Company, there is no management oversight, no control documentation being produced, and no one to review control documentation if it was being produced.

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

Management’s Report on Internal Control Over Financial Reporting

This annual report does not include a report of management’s assessment regarding internal control over financial reporting or an attestation report of the company’s registered public accounting firm due to a transition period established by rules of the Securities and Exchange Commission for newly public companies.

This annual report does not include an attestation report of the Company's registered public accounting firm regarding internal control over financial reporting. Management's report was not subject to attestation by the Company's registered public accounting firm pursuant to temporary rules of the Securities and Exchange Commission that permit the Company to provide only management's report in this annual report.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The executive officers and directors of the Company are as follows:

Name	Age	Position
Douglas Hague	63	CEO, President, Director
Edward Jennings	73	Chairman of the Board
Mitch Shapiro	59	Director
Stewart Ashton	56	Director
Richard Young	64	Director, Secretary

Certain biographical information with respect to our officers and directors is set forth below.

Douglas Hague has been CEO and President since January, 2008.  He joined the Company as COO in September 2007 after working as a consultant for Clean Coal Systems in August 2007. Before joining the Company, from March 2006 to August 2007 he was self employed in a family business specializing in retractable and motorized screens. from October 2001 to March 2006, Mr. Hague was Corporate Vice President for SAIC (Science Applications International Corp.) where he was responsible for developing and directing the company’s international strategy and  business development efforts, including SAIC’s entry initiatives for the China and India markets.  He has held senior management positions in marketing, sales, consulting and professional services organizations over a career of over 30 years, encompassing a similar number of countries.  Previous engagements include clients within the Energy, Financial, Government, and Manufacturing segments within both the private and public sectors. From 1997 to 2001 Mr. Hague was Vice President & General Manager for Xerox, and Xerox Connect’s industry consulting operations for international developing markets, and the US respectively. From 1994 to 1997 was Managing Principal for Unisys Corporation responsible for consulting and outsourcing services in Latin America, Eastern Europe, Africa, and the Pacific Rim. He has travelled extensively and has an excellent appreciation of business and social practices associated with his work in over 25 countries, including China which he first visited in 1986. Mr. Hague has also developed and facilitated leadership training and management courses, and has been a frequent guest speaker at numerous conferences and industry events.  He holds the equivalent of a Bachelor of Science Degree in Business Administration from GPO College, Zimbabwe (formerly Rhodesia), and City & Guilds, London.

Dr. Edward Jennings is currently the Chairman of the Board for the Company. He was previously President Emeritus and Professor of Finance at Ohio State University. For the past five years, Dr. Jennings has managed his own investments and acted as a private business consultant to non-related interests. Dr. Jennings was engaged in several university leadership assignments including President, Ohio State University, 1981-1990; President, University of Wyoming, 1979-1981; and Vice President of Finance and University Studies, University of Iowa, 1976-1979. He has had faculty assignments at the University of Iowa, University of Dar Es Salaam, and the University of Hawaii. Dr. Jennings has been widely published in major academic journals and is the co-author of a basic investment textbook now in its fourth printing. He has traveled extensively in the Far East, Europe, and Africa on various trade missions, and assisted in the development of academic ties with numerous international universities. Education: University of North Carolina, BS in Industrial Management; Case Western Reserve University, MBA in Finance; University of Michigan, Ph.D. in Finance.

Mitchell Shapiro is currently the Managing Partner and CEO of Architecting the FutureTM , a consulting and private equity firm that serves universities and corporations in implementing significant transformations and building competitive advantage, a position he has held since September 2008.  Mr. Shapiro served as Dean of the School of Business at the University of Indianapolis, Indianapolis, Indiana from July 2004 until September 2008..  From 1999-2004, Mr. Shapiro served a variety of companies in connection with his leadership of First Insight Value Acceleration Services, Cincinnati, Ohio, a business consulting firm. From 2002 to 2004, he was a board member of OMERIS, Columbus, Ohio, the state-funded entity responsible for enhancing Ohio's global leadership position in life sciences, biotech, medical devices, pharmaceuticals and healthcare.  From 1996 to 2004, Mr. Shapiro was a principal and board director for Arexis Pharmaceuticals and OralTech, Inc., Cincinnati , Ohio. From 2000 to 2001, he also served as President and Vice Chairman of Molecular Robotics, Inc., Los Angeles, California, a nano technology commercialization company.  From 1996 to1999, he was Managing Director of Generic Trading/Carlin Equities, Cincinnati, Ohio. From 1992 to1995, he served as a director for Neuromedical Systems, Inc. From 1986 to 1996, he was President of T-Shirt City, Inc., Cincinnati, Ohio, and major wholesale distributor, and from 1984 to1986, he was President of The Galt Group, Inc. Cincinnati, Ohio.  He has held positions as Associate Professor of Management and Director of the Master of Business Administration Program at Northern Kentucky University as well as positions at SUNY Buffalo, New York, and Temple University, Philadelphia, Pennsylvania.  Mr. Shapiro earned a Ph. D. in Business Administration (1976) from The Ohio State University, Columbus, Ohio, an M.B.A. from the College of Administrative Science (1975) The Ohio State University, and a B.A. in Political Science (1972) from the University of Cincinnati, Cincinnati, Ohio

Stewart Ashton has been President and General Partner of New River Energy Resources, LLC, a Cincinnati, Ohio coal sales and transport company, since 2000.  From 1976 to 1999, Mr. Ashton was an owner/partner in Smith Coal Processing, Manchester, Kentucky.  From 1978 to 1979, he also served as Vice-president of Sales for New River Fuel Company, Middlesboro, Kentucky.  From 1975 to 1977, Mr. Ashton worked in coal sales and coal mining with several Kentucky coal companies.

Richard Young has been the manager Dinamite Auto Sales, LLC, Inez, Kentucky, from March 1999 to present. From July 2005 to May 2007, he also served as Vice President for Hannah Energy, Inc.

From January 1996 to November 1998, he was President Mid American Printing, Louisa, Kentucky.  From November 1988 to May 1991, he served as President of Alma Energy, Inc., Warfield, Kentucky.  From September 1978 to August 1990, Mr. Young was manager of Kentucky Cable TV, Inc. From April 1977 to December 1980, he was president B-Y Mobile Homes, Inc. Inez, Kentucky. Prior to that time, he worked as a property developer, has owned and operated a furniture store and a car sales lot, and taught as a school teacher in Warfield, Kentucky. Mr. Young earned a BA in Business, Economics and Sociology from Morehead State University, Morehead, Kentucky (1968).

All directors will hold office until the next annual meeting of stockholders (currently estimated to be held before the end of 2010) and until their successors have been duly elected and qualified. There are no agreements with respect to the election of directors. Vacancies on the Board of Directors during the year may be filled by the majority vote of the directors in office at the time of the vacancy without action by the stockholders.

At this filing date, we have not yet formed board committees.  The entire board of directors acts as the audit committee.  We have not adopted a Code of Ethics for our officers, directors and employees but one is under consideration and we expect to adopt it in fiscal 2010.

 We compensate our non-employee directors for monthly meetings at a rate of $1,000 for meetings via conference call and $3,000 for in-person meetings.  In addition, each non-employee director is entitled to an annual fee of $5,000, prorated by the number of meeting attended in that year. In 2009, all meetings were via telephone conference. Directors are also reimbursed for expenses incurred in connection with their board service.  In addition to the above annual compensation, in December 2007, all directors received a onetime award of 190,000 shares of our restricted common stock for agreeing to serve on our board, which subject to the subsequent 5:1 forward spilt approved and implemented by the company on February 8, 2008, now represent 950,000 restricted shares for each director. To date, all cash fees due to directors are being accrued pending the receipt of additional funding. As of December 31, 2009, $237,917.00 has been accrued as director compensation. Officers are appointed annually by our Board of Directors and each executive officer serves at the discretion of the Board. We do not yet have any standing committees and the entire board acts as the audit committee. The board has one regularly scheduled meeting per month and may schedule additional meetings as necessary.

No director or officer has, within the past ten years, filed any bankruptcy petition, been convicted in or been the subject of any pending criminal proceedings, or is any such person the subject or any order, judgment, or decree involving the violation of any state or federal securities laws.

All of our present non-employee directors, have other employment or sources of income and will routinely devote only such time to the Company necessary to maintain its viability. It is estimated that each director will devote approximately 2 days per month to the Company's corporate activities.

Currently, there is no arrangement, agreement or understanding between the Company's management and non-management stockholders under which non-management stockholders may directly or indirectly participate in or influence the management of the Company's affairs. Present management openly accepts and appreciates any input or suggestions from the Company's stockholders. There are no agreements or understandings for any officer or director of the Company to resign at the request of another person and none of the current officers or directors of the Company are acting on behalf of, or will act at the direction of any other person.

ITEM 11. EXECUTIVE COMPENSATION

 Compensation Discussion and Analysis

At this time, we do not have a compensation committee or a fully developed compensation policy. We have only one executive officer, our CEO and president.  His employment agreement was negotiated by the board of directors with the terms based on the board’s assessment of his qualifications and requirements.

We anticipate establishing a compensation committee sometime in the next 12 months.  The following Compensation Discussion and Analysis describes prospectively the expected duties, responsibilities and role of our future Compensation Committee as well as the material elements of our planned compensation for our future executive officers.  The information below provides the description of compensation policies that we intend to make applicable to executive officers and other highly compensated individuals under employment and/or consulting arrangements in the future.

Planned Objectives of Our Compensation Program

The primary objective of our compensation program, including our executive compensation program, will be to maintain a compensation program that will fairly compensate our executives and employees, attract and retain qualified executives and employees who are able to contribute to our long-term success, encourage performance consistent with clearly defined corporate goals and align our executives’ long-term interests with those of our stockholders. To that end, our future compensation practices will be intended to:

1.

Tie total compensation to the Company’s performance and individual performance in achieving financial and non-financial objectives; and

2.

Align senior management’s interests with stockholders’ interests through long-term equity incentive compensation.

Expected Role of the Compensation Committee

The Compensation Committee, once formed, will determine the compensation of our Chief Executive Officer and, in consultation with the Chief Executive Officer, our other executive officers. In addition, the Compensation Committee will be responsible for adopting, reviewing and administering our compensation policies and programs, including any cash bonus incentive plan or equity incentive plan that we may adopt.  We anticipate that our Compensation Committee will adhere to a compensation philosophy that (i) seeks to attract and retain qualified executives who will add to the long-term success of the Company, (ii) promotes the achievement of operational and strategic objectives, and (iii) compensates executives commensurate with each executive’s level of performance, level of responsibility and overall contribution to the success of the Company.

In determining the compensation of our Chief Executive Officer and our other executive officers, the Compensation Committee expects to consider the financial condition and operational performance of the Company during the prior year. In determining the compensation for executive officers other than the Chief Executive Officer, the Compensation Committee plans to consider the recommendations of the Chief Executive Officer.

The Compensation Committee will review the compensation practices of other companies, based in part on market survey data and other statistical data relating to executive compensation obtained through industry publications and other sources. The Compensation Committee does not intend to benchmark the Company’s compensation program directly with other publicly traded companies or other companies with which we may compete for potential executives since some of these competitors are privately held companies for which executive compensation information may not be available. However, the Compensation Committee intends to compare our executive compensation program as a whole with the programs of other companies for which survey data is available, and will also compare the pay of individual executives if the jobs are sufficiently similar to make the comparison meaningful. The Compensation Committee plans to use such survey data primarily to ensure that our executive compensation program as a whole will be competitive.

Components of Future Executive Compensation

We anticipate that our future executive employment agreements will provide that employees will be compensated by salary and bonus, with bonuses potentially including cash and equity components.  The specific elements of the future compensation program are not determined but will most likely include base salary, an annual cash performance bonus and long-term equity incentives. Our compensation program will be designed to provide our executives with incentives to achieve our short- and long-term performance goals and to pay competitive base salaries. Each executive officer’s current and prior compensation will be considered in setting future compensation.

In addition, we expect employment agreements with our executive officers to provide for other benefits, including potential payments upon termination of employment. Once established, the compensation committee will consider all of the above components in determining the exact makeup of the total executive compensation package as well as the factors to be applied in establishing each component.

Perquisites and Other Benefits

At this time, we do not expect to provide perquisites or personal benefits to future executive officers, other than the payment of health insurance premiums.

Employment Agreements

On November 1, 2007, we entered into an oral employment agreement with Douglas Hague as our President and Chief Executive Officer.  This oral agreement was formalized by a written agreement effective January 1, 2008.  Under the agreement, Mr. Hague received 5,000,000 shares of stock and is entitled to additional stock of 15,404,549 shares, to be awarded as follows: 33% on December 31, 2008, 33% on December 31, 2009 and 33% on December 31, 2010 contingent upon employment with us on each date. We calculated the value of the award based upon the closing stock price on the reporting date December 31, 2007 and are expensing the award over the award periods.

In the event his employment terminates for any reason whatsoever prior to full vesting of each annual bonus period, then any such bonus rights not yet completed and accrued shall be terminated.  The vesting of the bonus shares is accelerated if there is a change of control and Mr. Hague does not continue in his current position. Mr. Hague is also entitled to a monthly automobile allowance of $750, plus healthcare benefits.

We have not entered into employment agreements with any of other our officers, directors, or any other persons and no such agreements are anticipated in the immediate future. Our non-employee directors will defer any cash compensation until such time as business operations provide sufficient cash flow to pay cash compensation.

Other Key Employees and Consultants

Until September 30, 2009, we had an oral consulting agreement with Larry Hunt, a major shareholder, to provide technology consulting, international and domestic business development services to us on a month-to-month basis, at $17,500 per month.  Mr. Hunt now provides consulting services on an as-needed basis.

We have an oral consulting agreement with CJ Douglas, a shareholder who provides services that support our administrative, investor relations, and accounting functions on a month-to-month basis, at $15,000 per month.

The terms of the agreements described above were negotiated by and between the individuals and our board of directors based on the qualifications and requirements of each individual and the needs of the company, however, the negotiations may not be deemed to have been at arms length.

Employee Benefits

When we have adequate financing, we intend to offer employee health insurance benefits coverage to provide our workforce with a reasonable level of financial support in the event of illness or injury. It is our intention to offer health insurance benefits to all full time employees, including executive officers.

Accounting Matters

We have adopted the provisions of ACS 718 Compensation – Stock Compensation which requires the fair value of options to be recorded as compensation cost in the consolidated financial statements. In the event that we decide to include options in our future compensation package, the issuance of options will likely result in additional compensation costs being recognized.

Stock Ownership Requirements

The Board of Directors has encouraged its members to acquire and maintain stock in the Company to link the interests of such persons to the stockholders. However, the Board of Directors has not established stock ownership guidelines for members of the Board of Directors or the executive officers.

We have accrued directors’ fees since September 2007. The related expense included in operating expenses totaled $237,917 and $171,333 for the years ended December 31, 2009 and 2008, respectively.

The Company has not adopted any other bonus, profit sharing, or deferred compensation plan.

 The following table sets forth, for the last three years, the dollar value of all cash and non-cash compensation earned by the Company’s named executive officers.

SUMMARY COMPENSATION TABLE

Name and Principal Position	Year	Salary(1)		Bonus		Stock Awards(2)		Option Awards		All Other Compensation		Total
Douglas Hague, CEO and President	2009 2008 2007	$ $ $	219,002 219,002 41,666	$ $ $	50,000 50,000 -	$ $ $	25,449,514 25,449,514 8,445,127	$ $ $	- -	$ $ $	- - -	$ $ $	25,718,516 25,718,516 8,486,793
Mitch Shapiro, CEO and President	2009 2008 2007	$ $ $	- - -	$ $	- - -	$ $ $	- - 80	$ $ $	- - -	$ $ $	- - -	$ $ $	- - 80

(1)

Mr. Hague has received a total of $50,000 in cash and has accrued compensation totaling $559,667 as of December 31, 2009.

 (2)

Stock award to Douglas Hague is per his employment agreement whereby he is entitled to a stock bonus of common shares. The stock is to be awarded as follows: 33% on December 31, 2008, 33% on December 31, 2009 and 33% on December 31, 2010 contingent upon continued employment with us on each date. The value of the award is based upon the closing stock price on the reporting date December 31, 2007. A total of $18,758,275,  $37,383,878 and $8,445,127 was recognized as share-based compensation under this award for the years ended December 31, 2009, 2008 and 2007, respectively.

The following table sets forth, for the previous year, the dollar value of all cash and non-cash compensation for the Company’s directors.

DIRECTOR COMPENSATION

Name	Year	Fees (1) Earned or Paid in Cash	Stock(2) Awards	Option Awards	Non-Equity Incentive Plan Compensation	Non-Qualified Deferred Compensation	All Other Compensation	Total
Stewart Ashton	2009	$15,583	$	$	$	$	$	$15,583
Ed Jennings	2009	$11,333	$	$	$	$	$	$11,333
Douglas Hague	2009	$0	$	$	$	$	$	$0
Mitch Shapiro	2009	$18,417	$	$	$	$	$	$18,417
Richard Young	2009	$18,417	$	$	$	$	$	$18,417
Jay Lasner (3)	2009	2,833						2,833

(1)

The cash fees have been accrued.

(2)

Represents market price of the stock on the date of issuance.

(3)

Mr. Lasner resigned as a director for health reasons in February 2009

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth information, to the best of the Company's knowledge, as of March 19, 2010, with respect to each person known by the Company to own beneficially more than 5% of the 444,364,806 shares of our issued and outstanding common stock, as well as the beneficial ownership of each director and officer and all directors and officers as a group. Except as otherwise indicated, each of the stockholders listed below has sole voting and investment power over the shares beneficially owned.

Name and Address	Amount and Nature of	Percent of
of Beneficial Owner	Beneficial Ownership	Class (1)
Larry Hunt 1761 NW 127th Way Coral Springs, FL 33071	52,650,115(2)	11.85%
	Amount and Nature of	Percent of
Officers and Directors	Beneficial Ownership(4)	Class (1)
Douglas Hague, CEO, President, Director	11,303,032	2.54%
Edward Jennings, Director	1,700,000	0.38%
Mitch Shapiro, Director	1,250,000	0.28%
Stewart Ashton, Director	1,300,000	0.29%
Richard Young, Director	1,500,000(3)	0.34%

All directors and officers as a group (5 persons)	17,053,032	3.84%

(1) Based upon 444,364,806 shares of common stock outstanding on March 19, 2010.

(2) Includes 19,445,183 shares held by spouse. The listed owner does not have the right to acquire any additional shares within 60 days through the exercise of options, warrants, rights, conversion privileges or otherwise.

(3)  Held by the Young Family Trust of which Mr. Young is trustee.

 (4) The Company has no documentation that would indicate that any of the shares listed  above are pledged as security. None of the above has the right to acquire any additional shares within 60 days through the exercise of options, warrants, rights, conversion privileges or otherwise.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Agreements

Until September 30, 2009, we had an oral consulting agreement with Larry Hunt, a major shareholder, to provide technology consulting, international and domestic business development services to us on a month-to-month basis.  The services were valued at $17,500 per month. Mr. Hunt now provides consulting services on an as-needed basis.

We have an oral consulting agreement with CJ Douglas, a shareholder who provides services that support our administrative, investor relations, and accounting functions on a month-to-month basis.  Mr. Douglas has acted in a support capacity for us since inception.  His services are currently valued at $15,000 per month.

The terms of the consulting agreements described above were negotiated by and between the individuals and our board of directors based on the qualifications and requirements of each individual and the needs of the company, however, the negotiations may not be deemed to have been at arms’ length.

On November 1, 2007, we entered into an employment agreement with Douglas Hague as our President and Chief Executive Officer as described above in Executive Compensation. The terms of the agreement were negotiated by Larry Hunt and C. J. Douglas as major shareholders of the new Company, in conjunction with the Company’s Board of Directors.

Share issuances for services

On July 10, 2008, we issued 100,000 common shares to Alpha Trade.Com, a non related party, for consulting services valued at $360,000. Terms were reached by and between Alpha Trade.Com and Clean Coal,

negotiated on behalf of the company by Doug Hague, the Company President.

On March 17, 2008, C. J. Douglas, a related party shareholder of Clean Coal transferred 400,000 common shares of Clean Coal from his personal holdings to an unrelated third party for consulting services performed for Clean Coal. The transaction was accounted for as a cancellation of 400,000 common shares and the issuance of 400,000 shares for services valued at $1,232,000. Terms were reached by and between Jim Painter III and C. J. Douglas, negotiated on behalf of the company by C. J. Douglas and approved by Doug Hague, the Company President.

During the year ended December 31, 2007, we issued 15,100,000 shares to related parties for consulting services, including 5,000,000 to Jay Lasner for services, 2,500,000 to Dilo Paul for services prior to becoming a director of the company and 50,000 to C. J. Douglas for services and  the remaining 7,550,000 shares were issued as follows: 5,000,000 to Douglas Hague  as the first payment of shares on his employment agreement, 850,000 to Dilo Paul to serve on the board of directors, 850,000 to Edward Jennings to serve on the board of  directors and 850,000 to Carl Baker to serve on the board of directors. Terms were reached by the individuals, negotiated on behalf of the Company by Larry Hunt and C. J. Douglas, major shareholders.

During the year ended December 31, 2006, we issued 37,500,000 shares to related parties for technology, administrative and business consulting services, including 22,500,000 to Larry Hunt, our chief technology consultant and a major shareholder, 12,500,000 to CJ Douglas, an administrative consultant and shareholder and 2,500,000 to Jay Lasner, a director who also performed consulting services.  Terms were reached by negotiating for consulting services for a period of three years when the Company was trying to sell the Patent and, negotiated on behalf of the Company by its board of directors.

Debt from related parties

During March 2009, we were relieved of our obligation to repay principal of $66,215 and accrued interest of $3,338 by a shareholder of Clean Coal. The extinguishment is shown on the Statement of Stockholders’ Deficit as “forgiveness of related party debt”.

During the year ended December 31, 2009, accounts payable and advances from related parties totaling $683,903 were converted to notes payable. During 2008, accounts payable and advances from related parties totaling $815,290 and interest of $22,600 were converted to notes payable.

In October 2007, we issued two unsecured promissory notes to a shareholder of Clean Coal in the total principal amount of $100,000 which mature in April 2008 and bear interest at 10% per annum. In April 2008, these notes were modified whereby the maturity date was extended to April 10, 2010 and the accrued interest on the notes at the date of modification was added to the principal balance for a modified principal amount outstanding of $104,959. Clean Coal evaluated the application of FASB ASC 470-50 and concluded that the revised terms constituted a debt modification, rather than a debt extinguishment.

A summary of the debt from related parties outstanding as of December 31, 2009, 2008 and 2007 is as follows:

Date of	To	Maturity	Interest	Principal Balance
Note	Whom	Date	Rate	2009	2008	2007

June 1, 2001	Neil Goodfriend	Demand	10.00%	$ 7,500	$ 7,500	$ 7,500
October 15, 2007	Larry Hunt	April 14, 2008	10.00%	-	-	50,000
October 18, 2007	Larry Hunt	April 17, 2008	10.00%	-	-	50,000
April 3, 2008	CJ Douglas	April 3, 2010	10.00%	103,961	103,961	-
April 15, 2008	Larry Hunt	April 15, 2010	10.00%	104,959	104,959	-
June 30, 2008	Larry Hunt	June 30, 2010	10.00%	247,305	247,305	-
June 30, 2008	CJ Douglas	June 30, 2010	10.00%	266,770	266,770	-
June 30, 2008	Equimune Research Corp	June 30, 2010	10.00%	252,641	252,641	-
June 30, 2008	Howard Helfant	June 30, 2010	10.00%	-	66,215	-
August 17, 2009	CJ Douglas	September 15, 2009	10.00%	20,000	-	-
September 30, 2009	Jay Lasner	Demand	0.00%	10,000	-	-
September 30, 2009	Jeff Miller	Demand	0.00%	10,000	-	-
September 30, 2009	Joel Marcus	Demand	0.00%	11,000	-	-
September 30, 2009	Larry Hunt	Demand	0.00%	91,466	-	-
September 30, 2009	CJ Douglas	Demand	0.00%	339,045	-	-
September 30, 2009	Zak Nathan	Demand	0.00%	50,000	-	-
September 30, 2009	Enviro Fuel Mgf, Inc.	Demand	0.00%	98,091	-	-
September 30, 2009	Enviro Fuel Mgf, Inc.	Demand	0.00%	500	-	-
October 31, 2009	Enviro Fuel Mgf, Inc.	Demand	0.00%	3,000	-	-
October 31, 2009	Joel Marcus	Demand	0.00%	2,000	-	-
October 31, 2009	CJ Douglas	Demand	0.00%	5,000	-	-
November 30, 2009	Enviro Fuel Mgf, Inc.	Demand	0.00%	500	-	-
November 30, 2009	Joel Marcus	Demand	0.00%	500	-	-
November 30, 2009	CJ Douglas	Demand	0.00%	62,800	-	-
				$ 1,687,038	$ 1,049,351	$ 107,500

All of the notes listed above are unsecured except for the August 17, 2009 note payable to CJ Douglas. This note is secured by 200,000 common shares of Clean Coal.

Advances from related parties

At December 31, 2009, 2008 and 2007, unpaid advances from related parties totaled $0, $70,000 and $305,000, respectively. These advances are unsecured, due on demand and bear no interest.

Accounts payable from related parties

At December 31, 2009, 2008 and 2007, unpaid services provided by related parties totaled $1,328,084, $994,750 and $380,264, respectively, which was included in accounts payable from related parties.

Director Independence

Directors Edward Jennings, Stewart Ashton and Richard Young are deemed to be independent as that term is defined by the SEC.  Director Jay Lasner has acted as a business consultant in addition to his services as a director and may not be considered to be independent.  Mitchell Shapiro served as our CEO and President from September 2007 to December 2007, and is therefore not considered to be independent.  Douglas Hague, our CEO and President, is not independent.

ITEM 14.    PRINCIPAL ACCOUNTING FEES AND SERVICES

Fees billed to the Company by MaloneBailey, LLP

		2009	2008
(1)	Audit Fees	$49,530	$45,808
(2)	Tax Fees	$-	$-
(3)	Other Fees	$-	$-

All audit and non-audit services and fees are approved by the Board of Directors.

PART IV

ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a)

Documents filed with this report.

1.

Financial Statements:

See Index to Financial Statements on page F-1

2.

Financial Statement Schedules:

Financial statement schedules are omitted because they are not required or are not applicable or the required information is shown in the financial statements or notes thereto.

3.

Exhibits:

The exhibits to this report are listed on the Exhibit Index below.

(b)

Description of exhibits

2.1(1)	Articles and Plan of Merger (SAMI and CCSI) and Share Exchange (CCSI and CCTC)
3.1(1)	Articles of Incorporation
3.2(1)	Bylaws
4.1(1)	Specimen stock certificate
10.1(1)	Benham Companies, LLC Consulting Agreement dated 12/31/07
10.2(1)	Shanxi Poar Company, Ltd. Joint Venture Agreement dated 10/19/07
10.3(1)	Shanghai Huayi Company MOU dated 4/16/08
10.4(1)	Xingan League Administrative MOU dated 4/23/08
10.5(1)	Sino-Mongolian International Railroad MOU dated 6/11/08
10.6(1)	Hague Executive Employment Agreement dated 2/8/08
10.7(1)	Sino-Mongolian International Railroad Cooperative Joint Venture Contract dated 12/2/08
10.8(1)	McGovern Capital LLC letter agreement dated 3/25/08
10.9(1)	Cappello Capital Corp agreement dated 4/24/08
10.10(1)	Form of Promissory Note
10.11(2)	Executed Promissory Notes dated 4/3/08 through 6/30/08
10.12(2)	Debenture dated 4/14/09
31	Certification of Chief Executive and Financial Officer in accordance with 18 U.S.C. Section 1350, as adopted by Section 302 of the Sarbanes-Oxley Act of 2002
32	Certification of Chief Executive Officer in accordance with 18 U.S.C. Section 1350, as adopted by Section 906 of the Sarbanes-Oxley Act of 2002

(1)

Filed with Registrant’s Form 10, January 14, 2009.

(2)

Filed with Registrant’s Form 10A/2, September 29, 2009.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: March 29, 2010	/s/Douglas Hague Douglas Hague CEO, President, Principal Executive and Financial Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities indicated on the 29th day of March 2010.

/s/Douglas Hague Douglas Hague, CEO, President, Principal Executive and Financial Officer, Director	/s/Edward Jennings Edward Jennings Director
/s/Mitchell Shapiro Mitchell Shapiro Director	/s/Steward Ashton Steward Ashton Director
/s/Richard Young Richard Young Director