Form 10-Q
period 2010-03-31
Clean Coal Technologies Inc.
filed 2010-05-11
CIK 1445109

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

FORM 10-Q

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended:

March 31, 2010

[  ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ____________________ to ____________________.

Commission file number:  000-50053

CLEAN COAL TECHNOLOGIES, INC.

 (Exact name of small business issuer as specified in its charter)

NEVADA	26-1079442
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

12518 W Atlantic Blvd, Coral Springs, FL	33071
(Address of principal executive offices)	(Zip Code)

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

 The number of shares outstanding of Registrant’s Common Stock as of May 7, 2010: 460,722,134

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

Clean Coal Technologies Inc
(A Development Stage Company)
Balance Sheets
(Unaudited)
	March 31,	December 31,
	2010	2009
ASSETS
Current Assets
Cash	$9,979	$9,860
Total Current Assets	9,979	9,860

Property, plant and equipment, net of accumulated
depreciation of $331 and $280, respectively	688	739
Total Assets	$10,667	$10,599

LIABILITIES AND STOCKHOLDERS' DEFICIT
Current Liabilities
Accounts payable	$371,551	$384,521
Accounts payable from related parties	1,450,834	1,328,084
Accrued liabilities	192,271	171,908
Short-term debt	144,500	129,500
Debt owed to related parties	1,693,039	1,596,039
Total Current Liabilities	3,852,195	3,610,052

Common stock, $0.00001 par value; 600,000,000 shares
authorized, 460,722,134 and 440,355,468 shares issued
and outstanding, respectively	4,608	4,404
Additional paid-in capital	182,656,775	177,740,279
Deficit accumulated during the development stage	(186,502,911)	(181,344,136)
Total Stockholders' Deficit	(3,841,528)	(3,599,453)
Total Liabilities and Stockholders' Deficit	$10,667	$10,599

See Notes to the Unaudited Financial Statements.

Clean Coal Technologies Inc
(A Development Stage Company)
Statements of Expenses
(Unaudited)

			October 20, 1997
			(Inception)
	Three Months Ended		Through
	March 31,		March 31,
	2010	2009	2010

Operating Expenses:
General and administrative	$ 109,001	$ 146,580	$ 1,923,603
Research and development	-	-	374,912
Consulting services	5,024,469	5,975,949	163,394,318

Loss from Operations	5,133,470	6,122,529	165,692,833

Other Income (Expenses):
Interest expense	(26,295)	(24,943)	(354,134)
Other income	990	-	4,590
Other expenses	-	-	(18,985)
Loss on extinguishment of debt	-	-	(41,357)
Gain on change in derivative liability	-	7,598,481	(20,400,192)
Total Other Income (Expenses)	(25,305)	7,573,538	(20,810,078)

Net income (loss)	$ (5,158,775)	$ 1,451,009	$ (186,502,911)

Net income (loss) per share - basic and diluted	$ (0.01)	$ 0.00

Weighted average shares outstanding -
basic and diluted	448,395,944	434,663,683

See Notes to the Unaudited Financial Statements.

Clean Coal Technologies Inc
(A Development Stage Company)
Statement of Stockholders' Deficit
(Unaudited)
				Deficit
				Accumulated
			Additional	During the
	Common Stock		Paid-In	Development	Stockholders'
	Shares	Amount	Capital	Stage	Deficit

Balances at December 31, 2009	440,355,468	$ 4,404	$ 177,740,279	$ (181,344,136)	$ (3,599,453)

Common stock issued for services	20,366,666	204	3,045,563	-	3,045,767
Accrued stock-based compensation	-	-	1,870,933	-	1,870,933
Net loss	-	-	-	(5,158,775)	(5,158,775)

Balances at March 31, 2010	460,722,134	$ 4,608	$ 182,656,775	$ (186,502,911)	$ (3,841,528)

See Notes to the Unaudited Financial Statements.

Clean Coal Technologies Inc
(A Development Stage Enterprise)
Statements of Cash Flows
(Unaudited)
			October 20, 1997
			(Inception)
	Three Months Ended		Through
	March 31,		March 31,
	2010	2009	2010
CASH FLOWS FROM OPERATING ACTIVITIES:
Net Income (Loss)	$ (5,158,775)	$ 1,451,009	$ (186,502,911)
Adjustment to reconcile net income (loss) to net cash
used in operating activities:
Depreciation expense	51	51	5,651
Shares issued for services	4,916,700	5,781,855	144,310,766
Warrant expense	-	-	16,490,517
Loss on extinguishment of debt	-	-	41,357
Interest expense paid in shares	-	-	43,884
Interest converted to debt	-	-	22,600
Write-off of asset	-	-	16,015
Gain on derivative liability	-	(7,598,481)	20,400,192
Gain on write-off of accounts payable	-	-	(87,404)
Changes in operating assets and liabilities:
Prepaid expenses and other current assets	-	-	(11,015)
Accounts payable	(12,970)	84,638	458,955
Accounts payable - related party	122,750	258,604	2,634,026
Accrued expenses	20,363	25,920	195,609
Cash Provided by (Used In) Operating Activities	(111,881)	3,596	(1,981,758)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of fixed assets	-	-	(6,339)
Investment in joint venture	-	-	(5,000)
Cash Used in Investing Activities	-	-	(11,339)

CASH FLOWS FROM FINANCING ACTIVITIES:
Advances from related parties	-	-	316,000
Borrowings on related party debt	100,000	-	1,545,576
Payments on related party debt	(3,000)	-	(3,000)
Borrowings on debt	15,000	-	144,500
Cash Provided by Financing Activities	112,000	-	2,003,076

NET CHANGE IN CASH AND CASH EQUIVALENTS	119	3,596	9,979
CASH AND CASH EQUIVALENTS - beginning of period	9,860	1,598	-
CASH AND CASH EQUIVALENTS - end of period	$ 9,979	$ 5,194	$ 9,979

SUPPLEMENTAL DISCLOSURES:
Cash paid for interest	$ -	$ -	$ -
Cash paid for income taxes	-	-	-

NON-CASH INVESTING AND FINANCING ACTIVITIES:
Forgiveness of related party debt and accrued interest	$ -	69,553	69,553
Derivative liability removed due to warrants exercised	-	36,890,709	36,890,709
Cumulative effect of change in accounting principle	-	44,489,190	-
Derivative liability	-	-	16,490,517
Preferred stock issued for related party debt	-	-	380,837
Preferred stock converted to common stock	-	-	481
Debt converted to common stock	-	-	924,277
Related party payables and advances converted to debt	-	-	1,499,192

See Notes to the Unaudited Financial Statements.

Clean Coal Technologies, Inc.

(A Development Stage Company)

Notes to Financial Statements

(Unaudited)

NOTE 1: BASIS OF PRESENTATION

The accompanying unaudited interim financial statements of Clean Coal Technologies, Inc. have been prepared in accordance with accounting principles generally accepted in the United States of America and the rules of the Securities and Exchange Commission, and should be read in conjunction with the audited financial statements and notes thereto contained in Clean Coal’s Annual Report on Form 10K filed with the SEC. In the opinion of management, the accompanying unaudited interim financial statements reflect all adjustments, consisting of normal recurring adjustments, necessary to present fairly the financial position and the results of operations for the interim period presented herein. The results of operations for interim periods are not necessarily indicative of the results to be expected for the full year or for any future period. Notes to the financial statements which would substantially duplicate the disclosure contained in the audited financial statements for fiscal 2009 as reported in the Form 10K have been omitted.

RECLASSIFICATIONS

Certain prior period amounts have been reclassified to conform to current period presentation.

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

NOTE 2: GOING CONCERN

The accompanying financial statements have been prepared on a going concern basis of accounting which contemplates continuity of operations, realization of assets, liabilities, and commitments in the normal course of business. The accompanying financial statements do not reflect any adjustments that might result if the Clean Coal is unable to continue as a going concern.  Clean Coal has an accumulated deficit and a working capital deficit as of March 31, 2010 with no significant revenues anticipated for the near term. Management believes Clean Coal will need to raise capital in order to operate over the next 12 months.  As shown in the accompanying financial statements, Clean Coal has also incurred significant losses since inception.  Clean Coal’s continuation as a going concern is dependent upon its ability to generate sufficient cash flow to meet its obligations on a timely basis and ultimately to attain profitability. Clean Coal has limited capital with which to pursue its business plan.  There can be no assurance that Clean Coal’s future operations will be significant and profitable, or that Clean Coal will have sufficient resources to meet its objectives.  These conditions raise substantial doubt as to Clean Coal’s ability to continue as a going concern.  Management may pursue either debt or equity financing or a combination of both, in order to raise sufficient capital to meet Clean Coal’s financial requirements over the next twelve months and to fund its business plan. There is no assurance that management will be successful in raising additional funds.

NOTE 3: RELATED PARTY TRANSACTIONS

Debt from related parties

A summary of the debt from related parties outstanding as of March 31, 2010 is as follows (all of which is unsecured):

Date of	To	Maturity	Interest	Principal
Note	Whom	Date	Rate	Balance

April 3, 2008	C J Douglas	April 3, 2010	10%	$ 103,961
April 15, 2008	Larry Hunt	April 15, 2010	10%	104,959
June 30, 2008	C J Douglas	June 30, 2010	10%	266,770
June 30, 2008	Larry Hunt	June 30, 2010	10%	247,305
June 30, 2008	ERC	June 30, 2010	10%	252,641
August 17, 2009	CJ Douglas	On Demand	0%	20,000
September 30, 2009	EFMI	On Demand	0%	98,091
September 30, 2009	EFMI	On Demand	0%	500
September 30, 2009	Larry Hunt	On Demand	0%	91,466
September 30, 2009	C J Douglas	On Demand	0%	339,046
October 31,2009	EFMI	On Demand	0%	3,000
October 31, 2009	C J Douglas	On Demand	0%	5,000
November 30, 2009	C J Douglas	On Demand	0%	62,800
November 30, 2009	EFMI	On Demand	0%	500
January 19, 2010	C J Douglas	On Demand	0%	5,000
February 28, 2010	C J Douglas	On Demand	0%	27,000
February 28, 2010	Douglas Hague	On Demand	0%	15,000
March 8, 2010	EFMI	On Demand	0%	25,000
March 31, 2010	C J Douglas	On Demand	0%	25,000
				$ 1,693,039

All of the notes listed above are unsecured except for the August 17, 2009 note payable to CJ Douglas. This note is secured by 200,000 common shares of Clean Coal.

Accounts payable from related parties

At March 31, 2010, unpaid services provided by related parties totaled $1,450,834, which was included in accounts payable from related parties.

NOTE 4: NOTES PAYABLE

Between June 2001 and November 2009, Clean Coal borrowed an aggregate of $91,000 from unrelated third parties which loans are unsecured, due on demand and bear interest between 0% and 10% per annum.

Between May and November 2009, Clean Coal borrowed an aggregate of $23,500 from unrelated third parties which loans are unsecured, bear interest at 10% per annum and mature 1 year from the date of the loans. Upon maturity, the notes become convertible into shares of Clean Coal’s common stock at 50% of the market price of Clean Coal’s common stock on the conversion date.

On February 23, 2010, Clean Coal borrowed $15,000 from an unrelated third party. The note is unsecured, bears interest at 10% per annum and matures June 30, 2010. As part of the borrowing, the terms of $15,000 previously borrowed from the party were modified whereby the maturity date was extended to June 30, 2010. Clean Coal evaluated the modification under FASB ASC 470-50 and determined the modification was not substantial. The entire principal balance of $30,000 becomes convertible into shares of Clean Coal’s common stock at a rate of $0.038 upon maturity.

As of March 31, 2010, the aggregate unpaid principal on debt totaled $144,500.

NOTE 5: EQUITY TRANSACTIONS

On November 1, 2007, Clean Coal entered into an employment agreement with its President and Chief Executive Officer whereby the President and Chief Executive Officer is entitled to a stock bonus of 15,404,549 common shares. The stock is to be awarded as follows: 33% on December 31, 2008, 33% on December 31, 2009 and 33% on December 31, 2010 contingent upon employment with Clean Coal on each date. Clean Coal calculated the value of the award based upon the closing stock price on the reporting date December 31, 2007 and is expensing the award over the award periods. A total of 16,666 common shares were issued and $1,872,600 was recognized as share-based compensation under this award for the three months ended March 31, 2010. $1,870,933 is reflected as accrued stock-based compensation and $1,667 is reflected as common stock issued for services in the Statement of Stockholders’ Deficit.  As of March 31, 2010, a total of 10,303,032 shares have been issued under the agreement and are shown as outstanding in the Statement of Stockholders’ Deficit.

In addition to the shares listed above, between January and March 2010, Clean Coal issued a total of 20,350,000 common shares for services valued at $3,044,100.

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

Our technology has not yet been installed in an operating commercial facility and we anticipate it will be a minimum of 12 to 18 months until the first operational plant to be constructed with the Sino-Mongolia International Railroad Systems, Co. Ltd. of Inner Mongolia Autonomous Region, PRC (SMIRSC) our Chinese joint venture partner, is completed. We are currently awaiting the project’s final approval by the Chinese Government which we now anticipate will take place during the second quarter, 2010. Once this approval is obtained we will be able to complete the final design and commence construction, which we hope will begin by the third quarter, 2010. This time frame represents a delay in our original estimate for the beginning of the initial construction of the facility due primarily to delays in the completion and acceptance of the myriad of environmental impact, health and safety, land use, and human resources studies required by the Chinese government.

In the longer term, we have been exploring joint venture arrangements and other strategic partnerships with various parties to facilitate the deployment of our technology in the US and abroad.

•

On December 18, 2009, the Company signed a final revision of an exclusive Technology Licensing Agreement (TLA) with INK Global Consulting for the deployment of CCTI’s technology in India.  The TLA provided for the funding and construction of clean coal facilities for an increasing production capacity of 100 million tons annually, over a ten year period. CCTI would receive an initial licensing fee of $1.0 million, and thereafter would receive a royalty of $2.0 per ton processed, plus an additional one-time license fee of $1.0 million for each 1.0 million tons of clean coal capacity added. Although the initial license fee was payable as of the end of January 2010, the parties continue to negotiate, and the delinquent payment is expected in the near future.

•

On February 11, 2010, the company signed a Memorandum of Understanding (MOU) (Framework Agreement) under which Tianjin Tianning Coal Traders, Co., Ltd., (TTCT) would finance and construct an initial 1.5 million ton clean coal facility in Inner Mongolia under a Technology Licensing Agreement (TLA). The MOU provides for CCTI to receive the initial TLA fee of $1.0 million dollars in three tranches, i.e. 30%

payable on the delivery of the government mandated Feasibility Study, a further 30% payable six months after the delivery of the Feasibility Study, and the final 40% within 3 months of the commencement of the initial clean coal production. Additionally, CCTI would receive a royalty of $2.00 per ton of all finished product produced, excluding that produced for testing and qualification. At this time we are continuing TLA contractual negotiations in conjunction with Benham (our engineering and construction sub-contractor), however, final approval of the agreement is predicated on CCTI receiving the final project approval for its Inner Mongolia joint venture agreement, which as outlined above, has not yet been approved.

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

For the Three Months Ended March 31, 2010 and March 31, 2009

Revenues

We have had no revenues for the three months ended March 31, 2010 and the same period in 2009 and do not anticipate any significant revenues for approximately twenty-four months, as stated above.

Operating Expenses

Our operating expenses for the three months ended March 31, 2010 totaled $5,133,470, compared to $6,122,529, for the same periods in the prior year.  The primary component of the operating expenses in both periods was for shares issued for services.  The significant decrease in compensation expense for the 2010 fiscal periods is due to the differences in shares prices and number of shares and warrants issued in each year.

We recorded stock-based compensation to our CEO and president of $1,870,933 for the three ended March 31, 2010, compared to $4,686,855 for the same period in the prior year. In addition, during the three months ended March 31, 2010, we issued 20,000,000 shares to Procyon Group, LLC, an unrelated third party consultant, for public relations services valued at $3,000,000, issued 350,000 shares to Randall Business Development, our unrelated business consultant valued at $44,100, and 16,666 shares to Douglas Hague for services valued at $1,667.

Effective April 24, 2008, we entered into an exclusive agreement for Cappello Capital to assist us with financial advisory services, specifically the raising of capital through various potential transactions, including, but not limited to, private placements, strategic alliances, sale or merger, divestitures, recapitalization, or strategic acquisition. The agreement provided for us to compensate Cappello Capital through warrants with an exercise price of $0.05 per share to purchase up to 5% of the Company on a fully diluted basis, with 2% of the warrants being due at the time of the signing of the agreement. Additionally we would be required to pay Cappello Capital a percentage of any financial transaction closed during the term of the agreement. We exercised our cancellation option on September 24, 2009 with Cappello Capital without any transaction being completed.  However, under the terms of the agreement, Cappello exercised their signing warrants for a total of 8,814,483 common shares.  The shares were issued February19, 2009, and the issuance caused us to record a gain of $7,598,481 for the three months ended March 31, 2009. The derivative value at each measurement date and the resulting gain or loss from the change in value is determined using the Black Scholes option pricing model.  When our stock price goes up, our derivative value tends to increase and when our stock price goes down our derivative value tends to decrease.  Our stock price went down between January 1, 2009 and February 19, 2009 which caused the liability to decrease resulting in the gain.  There were no derivatives at March 31, 2010.

Other than the expense recorded for stock compensation during the three months ended March 31, 2010, operating expenses consisted of $109,001 in general and administrative expenses.  In the same period in 2009, our operating expenses included $146,580 in general and administrative expenses.

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

 Employees

At March 31, 2010, we had one full-time officer, our CEO and President Douglas Hague, and one full-time employee.  Mr. Hague has a written employment agreement and our other employee is at-will.

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

Net Income/Loss

For the three months ended March 31, 2010 we experienced net losses of $5,158,775 and net income of $1,451,009 for the same period for the prior year.  We had losses from operations of $5,133,470 and $6,122,529, respectively, as outlined above, and interest expense of $26,295 and $24,493, respectively.  For the prior year period, we had a net income of $1,451,009 due primarily to the gain on change in derivative liability of $7,598,481 partially offset by the $5,781,855 in share-based compensation.

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

Liquidity and Capital Resources

We have had no revenues since inception.  We have obtained cash for research and development activities and operating expenses through advances and/or loans from affiliates and stockholders.  Our technology has not yet been installed in an operating commercial facility and we anticipate it will be a minimum of 12 to 18 months until the first operational plant to be constructed with the Sino-Mongolia International Railroad Systems, Co. Ltd. of Inner Mongolia Autonomous Region, PRC (SMIRSC) our Chinese joint venture partner, is completed. This time frame represents a delay in our original estimate for the beginning of the initial construction of the facility due primarily a delay in obtaining the Chinese government approval of the Feasibility Study that is a prerequisite to the approval of our Cooperative Joint Venture Agreement (CJVA). The Feasibility Study was completed by the Shanghai Chemical Engineering Incorporation (SCEI) in April, 2009, and the Chinese Government’s Certificate of Approval was issued on June 5, 2009. We are currently awaiting the project’s final approval by the Chinese Government which we anticipate sometime during the second quarter of fiscal 2010.  This time frame represents a delay in our original estimate for the beginning of the initial construction of the facility due primarily to delays in the completion and acceptance of the myriad of environmental impact, health and safety, land use, and human resources studies required by the Chinese government. Once this approval is obtained we will be able to complete the final design and commence construction, which we hope will begin by year end. Once the initial phase of the plant is completed and fully operational, we should begin to receive our 25% partnership share of some revenues from plant operations but we cannot predict exactly when those revenues will start.

Net Cash Used in Operating Activities.  Our primary sources of operating cash during the three months ended March 31, 2010 was loans from related and unrelated parties.  Loans are in the form of notes which bear a 10% interest rate and 12-month maturity and/or On Demand. Our primary uses of funds in operations were payments made to our consultants and employees, as well as travel and office expenses.

Net cash used in operating activities was $111,881for the three months ended March 31, 2010 compared to net cash used of $3,596 for the same period in 2009.  The decrease in cash used in operating activities in 2010 was due primarily to lower operating expenses as the company’s operations have been restricted in 2010 due to limited funding. Non-cash items included shares issued for services valued at $4,916,700 and depreciation expense of $51. During the three months ended March 31, 2010, we experienced a decrease in accounts payable of $12,970, an increase in related party payables of $122,750 and an increase in accrued liabilities of $20,363.  Net cash used in operating activities from inception through March 31, 2010 totaled $1,981,758.

Net Cash Used In Investing Activities.  We did not engage in investing activities for the three months ended March 31, 2010 or 2009.  From inception through March 31, 2010, net cash used in investing activities totaled $11,339 for the purchase of fixed assets and investment in joint venture.

Net Cash Provided by Financing Activities.  Net cash provided by financing activities during the three months ended March 31, 2010 totaled $112,000, consisting of loans from third parties and advances from related parties.  We did not engage in financing activities for the three months ended March 31, 2009.  From inception through March 31, 2010, net cash provided by financing activities totaled $2,003,076 due to loans and advances from related and third parties.

Cash Position and Outstanding Indebtedness

Our total indebtedness at March 31, 2010 was $3,852,195, consisting of current liabilities of $3,852,195.  Current liabilities consist primarily of accounts payable, accounts payable to related parties, advances from related parties, short-term debt and accrued expenses.  At March 31, 2010, we had current assets of $9,979 in cash.  We had property, plant and equipment (net of accumulated depreciation) of $688 as at March 31, 2010.

Contractual Obligations and Commitments

The following table summarizes our contractual cash obligations and other commercial commitments at March 31, 2010.

	Payments due by period
	Total	Less than 1 year		1 to 3 years	3 to 5 years	After 5 years

Facility lease (1)	$6,620		$-	$-	$-	$-
SMIRSC contract (2)	8,333,000
Total contractual cash obligations	$8,339,620	$		$	$-	$-

(1)  Our lease term runs until May 31, 2010, at a minimum monthly rate of $3,310 per month for approximately 1,450 square feet.

(2) In December 2008, we signed a JV agreement with SMIRSC that requires us to make an initial payment of $1,670,000 for our initial registered capital contribution within 90 days after the final approvals, with a balance of $6,660,000 payable within 24 months. We do not yet have a date certain for the final approvals.

Based on our current operational costs, we will need approximately $5,000,000 to fund our operations for the next 12 months, and a similar additional amount to continue operations for the following twelve months, or until the initial plant is up and running.  We are contractually required to provide approximately $1,670,000, representing the first 20% of our partnership contribution, within ninety days the Chinese government issuing their final approval of our project – The pre-requisite feasibility study was completed in April, 2009, and our Certificate of Approval (Operating License) was issued by the Inner Mongolia government on June 5, 2009. We expect to receive the final approval sometime in the second quarter. This time frame represents a delay in our original estimate for the beginning of the initial construction of the facility due primarily to delays in the completion and acceptance of the myriad of environmental impact, health and safety, land use, and human resources studies required by the Chinese government.

The remaining portion of our funding for the joint venture will be due within twenty-four months of our receipt of the final government approval.  Accordingly, we estimate we need to raise $10,500,000 for the balance of 2010, and $13,700,000 for 2011 in order to meet our funding commitments and continue operations.

At this filing date, we do not have commitments for funding but intend to seek sufficient debt or equity funding to meet both our capital contribution deadlines and funding sufficient for our operations. We are actively pursuing technology license and royalty agreements in order to begin construction of other facilities without incurring the capital costs associated with the construction of future plants. Our engineering consultant, Benham Companies, LLC (“Benham) has tentatively estimated construction costs for each one million short ton coal cleaning facility of approximately $150 million (excluding land costs). We are in discussions with several interested parties who may fund some or all of the estimated costs but have no definitive agreements in place.

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

ITEM 4. CONTROLS AND PROCEDURES

As of March 31, 2010, we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and  Chief  Financial  Officer  (the  same  person), of the effectiveness  of  the  design  and  operation  of  our  disclosure controls and procedures  pursuant to Exchange  Act  Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended.  Based on this evaluation, management concluded that our financial disclosure controls and procedures were not effective due to our limited internal resources and lack of ability to have multiple levels of transaction review.  We presently have only one officer and one employee. Inasmuch as there is no segregation of duties within the Company, there is no management oversight, no control documentation being produced, and no one to review control documentation if it was being produced.

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

We have incurred net losses of $186,502,911 since inception. The net losses to date include large non-cash expenses recorded for share-based compensation for consultants and officer compensation.  However, in addition to the non-cash expenses, we had other operating expenses, all funded through loans from existing shareholders.  In order to meet our current operating budget and anticipated contractual obligations, we estimate that we will need an additional $10,500,000 for the balance of 2010, and $13,740,000 for 2011. At March 31, 2010, we had total liabilities of $3,852,195 and cash of only $9,979. If we cannot obtain adequate financing from new funding sources, we will be unable to continue operations or meet our contractual obligations.

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

On December 2, 2008, we entered into a Cooperative Joint Venture agreement with the Sino-Mongolian

International Railroad Systems Co., Ltd. The joint venture agreement will provide for the deployment of our technology into Inner Mongolia to form the foundation for a coal-to-fuel project that will eventually scale to 80 million short tons per year. On June 5, 2009, the joint venture company was issued a Certifcate of Approval (Operating License) under a new name of Inner Mongolian Nuomenhan Clean Coal Company, Ltd, which better reflects the nature of the joint venture’s business. A required feasibility study was completed by the Shanghai Chemical Engineering Incorporation (SCEI) in April 2009. The award of the Chinese Government’s Certificate of Approval was issued on June 5, 2009. We are currently awaiting the project’s final approval by the Chinese Government which we anticipate will take place during the second quarter,  2010. Once this approval is obtained we will be able to complete the final design and commence construction, which we hope will begin by the third quarter, 2010. This time frame represents a delay in our original estimate for the beginning of the initial construction of the facility due primarily to delays in the completion and acceptance of the myriad of environmental impact, health and safety, land use, and human resources studies required by the Chinese government. To meet our obligations under the JV agreement, once final approval is received we are required to obtain substantial amounts of financing ($1,670,000 for our initial registered capital contribution within 90-days, with a balance of $6,630,000 payable after 24 months from the completion of the feasibility study). We do not have such financing in place or available to us. Inability to construct the facility or to finance the construction thereof on acceptable terms, will adversely affect our financial condition.

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

ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

During the quarter ended March 31, 2010, we issued 16,666 common shares to our CEO, Douglas Hague, as part of his compensation package for 2009.

The above shares were issued in reliance on the exemption from registration pursuant to Section 4(2) of the Securities Act of 1933, as amended, and the regulations promulgated thereunder. The transactions were issuances for services performed, the transactions were all privately negotiated and none involved any kind of public solicitation.

.ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.  RESERVED

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

Dated: May 10, 2010

/s/ Douglas Hague
Douglas Hague
President, CEO, and Acting Chief Financial Officer