Form 10-Q
period 2010-06-30
Clean Coal Technologies Inc.
filed 2010-08-06
CIK 1445109

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

 The number of shares outstanding of Registrant’s Common Stock as of August 6, 2010: 461,047,134

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

Clean Coal Technologies, Inc.
(A Development Stage Company)
Balance Sheets
(Unaudited)

	June 30	December 31
	2010	2009
ASSETS
Current Assets
Cash	$ 1,486	$ 9,860
Total Current Assets	1,486	9,860

Property, plant and equipment, net of accumulated
depreciation of $382 and $280, respectively	637	739
Total Assets	$ 2,123	$ 10,599

LIABILITIES AND STOCKHOLDERS' DEFICIT
Current Liabilities
Accounts payable	$ 348,467	$ 384,521
Accounts payable from related parties	708,637	1,328,084
Accrued liabilities	132,963	171,908
Short-term debt	131,503	129,500
Debt owed to related parties	823,462	1,596,039
Total Current Liabilities	2,145,032	3,610,052

Long-term debt owed to related parties	2,336,338	-
Long-term debt	61,833	-
Total Liabilities	4,543,203	3,610,052

Common stock, $0.00001 par value; 600,000,000 shares
authorized, 461,047,134 and 440,355,468 shares issued
and outstanding, respectively	4,611	4,404
Additional paid-in capital	184,583,993	177,740,279
Deficit accumulated during the development stage	(189,129,684)	(181,344,136)
Total Stockholders' Deficit	(4,541,080)	(3,599,453)
Total Liabilities and Stockholders' Deficit	$ 2,123	$ 10,599

The accompanying notes are integral part of these unaudited financial statements.

Clean Coal Technologies, Inc.
(A Development Stage Enterprise)
Statements of Expenses
(Unaudited)

					October 20, 1997
					(Inception)
	Three Month Ended		Six Month Ended		Through
	June 30,		June 30,		June 30,
	2010	2009	2010	2009	2010

Operating Expenses:
General and administrative	$ 589,179	$ 101,458	$ 698,180	$ 248,038	$ 2,512,782
Research and development	-	-	-	-	374,912
Consulting services	1,985,687	4,823,651	7,010,156	10,799,600	165,380,005

Loss from Operations	(2,574,866)	(4,925,109)	(7,708,336)	(11,047,638)	(168,267,699)

Other Income (Expenses):
Interest Expense	(51,907)	(24,512)	(78,202)	(49,455)	(406,041)
Other income	-	-	990	-	4,590
Other expenses	-	-	-	-	(18,985)
Loss on extinguishment of debt	-	-	-	-	(41,357)
Gain on change in derivative liability	-	-	-	7,598,481	7,598,481
Total Other Income (Expenses)	(51,907)	(24,512)	(77,212)	7,549,026	7,136,688

Net loss	$ (2,626,773)	$ (4,949,621)	$ (7,785,548)	$ (3,498,612)	$ (161,131,011)

Net loss per share - basic and diluted	$ (0.01)	$ (0.01)	$ (0.02)	$ (0.01)

Weighted average common shares outstanding -
basic and diluted	460,808,535	439,970,618	454,645,440	437,331,811

The accompanying notes are integral part of these unaudited financial statements.

Clean Coal Technologies, Inc.
(A Development Stage Company)
Statement of Stockholders' Deficit
(Unaudited)
				Deficit
				Accumulated
			Additional	During the
	Common Stock		Paid-In	Development	Stockholders'
	Shares	Amount	Capital	Stage	Deficit

Balances at December 31, 2009	440,355,468	$ 4,404	$ 177,740,279	$ (181,344,136)	$ (3,599,453)

Common stock issued for services	20,366,666	204	3,045,563	-	3,045,767

Accrued stock-based compensation	-	-	3,762,654	-	3,762,654

Common stock issued for debt	300,000	3	32,997	-	33,000

Common stock issued for settlement	25,000	-	2,500	-	2,500

Net loss	-	-	-	(7,785,548)	(7,785,548)

Balances at June 30, 2010	461,047,134	$ 4,611	$ 184,583,993	$ (189,123,684)	$ (4,541,080)

The accompanying notes are integral part of these unaudited financial statements.

Clean Coal Technologies, Inc.
(A Development Stage Enterprise)
Statements of Cash Flows
(Unaudited)
			October 20, 1997
			(Inception)
	Three Months Ended		Through
	June 30,		June 30,
	2010	2009	2010
CASH FLOWS FROM OPERATING ACTIVITIES:
Net Loss	$ (7,785,548)	$ (3,498,612)	$ (161,131,011)
Adjustment to reconcile net income (loss) to net cash
used in operating activities:
Depreciation expense	102	102	5,702
Shares issued for services	6,808,421	10,438,216	146,202,487
Shares issued for settlement	2,500	-	2,500
Warrant expense	-	-	16,490,517
Loss on extinguishment of debt	-	-	41,357
Loss on shares issued for debt	16,500	-	16,500
Interest expense paid in shares	-	-	45,384
Interest converted to debt	7,996	-	117,392
Write-off of asset	-	-	16,015
Gain on write-off of accounts payable	-	-	(87,404)
Gain on derivative liability	-	(7,598,481)	(7,598,481)
Changes in operating assets and liabilities:
Prepaid expenses and other current assets	-	-	(11,015)
Accounts payable	(7,721)	78,091	464,204
Accounts payable - related party	698,025	505,862	3,209,301
Accrued expenses	49,351	52,053	136,301
Cash Provided by (Used In) Operating Activities	(210,374)	(22,769)	(2,080,251)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of fixed assets	-	-	(6,339)
Investment in joint venture	-	-	(5,000)
Cash Used in Investing Activities	-	-	(11,339)

CASH FLOWS FROM FINANCING ACTIVITIES:
Advances from related parties	-	7,000	316,000
Borrowings on related party debt	170,000	-	1,706,576
Payments on related party debt	(3,000)	-	(3,000)
Borrowings on debt	35,000	15,000	73,500
Cash Provided by Financing Activities	202,000	22,000	2,093,076

NET CHANGE IN CASH AND CASH EQUIVALENTS	(8,374)	(769)	1,486
CASH AND CASH EQUIVALENTS - beginning of period	9,860	1,598	-
CASH AND CASH EQUIVALENTS - end of period	$ 1,486	$ 829	$ 1,486

SUPPLEMENTAL DISCLOSURES:
Cash paid for interest	$ 2,489	$ -	$ 2,489
Cash paid for income taxes	-	-	-

NON-CASH INVESTING AND FINANCING ACTIVITIES:
Forgiveness of related party debt and accrued interest	$ -	$ 69,553	$ 69,553
Derivative liability removed due to warrants exercised	-	36,890,709	36,890,709
Cumulative effect of change in accounting principle	-	44,489,190	44,489,190
Preferred stock issued for related party debt	-	-	380,837
Preferred stock converted to common stock	-	-	481
Accrued interest converted to debt	86,796	-	-
Common stock issued for debt and accrued interest	16,500	-	939,277
Payables converted to debt	28,333	-	28,333
Related party payables and advances converted to debt	1,317,472	-	2,816,664

The accompanying notes are integral part of these unaudited financial statements.

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

NOTE 2: GOING CONCERN

The accompanying financial statements have been prepared on a going concern basis of accounting which contemplates continuity of operations, realization of assets, liabilities, and commitments in the normal course of business. The accompanying financial statements do not reflect any adjustments that might result if the Clean Coal is unable to continue as a going concern.  Clean Coal has an accumulated deficit and a working capital deficit as of June 30, 2010 with no significant revenues anticipated for the near term. Management believes Clean Coal will need to raise capital in order to operate over the next 12 months.  As shown in the accompanying financial statements, Clean Coal has also incurred significant losses since inception.  Clean Coal’s continuation as a going concern is dependent upon its ability to generate sufficient cash flow to meet its obligations on a timely basis and ultimately to attain profitability. Clean Coal has limited capital with which to pursue its business plan.  There can be no assurance that Clean Coal’s future operations will be significant and profitable, or that Clean Coal will have sufficient resources to meet its objectives.  These conditions raise substantial doubt as to Clean Coal’s ability to continue as a going concern.  Management may pursue either debt or equity financing or a combination of both, in order to raise sufficient capital to meet Clean Coal’s financial requirements over the next twelve months and to fund its business plan. There is no assurance that management will be successful in raising additional funds.

NOTE 3: RELATED PARTY TRANSACTIONS

Short-term Debt from Related Parties

A summary of the short-term debt from related parties outstanding as of June 30, 2010 is as follows (all of which is unsecured):

Date of Note	To Whom	Maturity Date	Interest Rate	Principal Balance
April 15, 2008	Larry Hunt	April 15, 2010	10%	$ 104,959
June 30, 2008	Larry Hunt	June 30, 2010	10%	247,305
June 30, 2008	ERC	June 30, 2010	10%	252,641
September 30, 2009	EFMI	On Demand	0%	98,591
September 30, 2009	Larry Hunt	On Demand	0%	91,466
October 31, 2009	EFMI	On Demand	0%	3,000
November 30, 2009	EFMI	On Demand	0%	500
March 8, 2010	EFMI	On Demand	0%	25,000
				$ 823,462

Long-term Debt from Related Parties

A summary of the long-term debt from related parties outstanding as of June 30, 2010 is as follows (all of which is unsecured):

Date of	To	Maturity	Interest	Principal
Note	Whom	Date	Rate	Balance

June 30, 2010	C J Douglas	June 30, 2012	10%	$ 1,376,849
June 30, 2010	Douglas Hague	June 30, 2012	10%	765,405
June 30, 2010	Edward Jennings	June 30, 2012	10%	47,584
June 30, 2010	Mitchell Shapiro	June 30, 2012	10%	45,917
June 30, 2010	Stewart Ashton	June 30, 2012	10%	48,166
June 30, 2010	Richard Young	June 30, 2012	10%	52,417
				$ 2,336,338

On June 30, 2010, Clean Coal converted $1,317,472 of related party payables and advances, $79,290 of accrued interest and $939,576 of previously issued related party debt into the above long-term related party notes. The modified notes are unsecured, mature on June 30, 2012 and bear interest at 10% per annum. The notes become convertible on December 31, 2010, contingent upon the notes not being repaid prior to December 31, 2010, into shares of Clean Coal’s common stock at a price of $0.045 per share. Clean Coal evaluated the modification under FASB ASC 470-50 and determined it qualified as a debt extinguishment due to a substantive conversion option being added. There was no gain or loss as a result of the extinguishment. Clean Coal evaluated the conversion options under FASB ASC 470-20 and determined they qualify as beneficial conversion features. The intrinsic value of the beneficial conversion features on June 30, 2010 totaled $623,023. Due to the conversion options being contingent, the beneficial conversion features will not be recognized until the contingency is resolved.

Accounts payable from related parties

At June 30, 2010, unpaid services provided by related parties totaled $708,637, which was included in accounts payable from related parties.

NOTE 4: NOTES PAYABLE

Between June 2001 and November 2009, Clean Coal borrowed an aggregate of $91,000 from unrelated third parties which loans are unsecured, due on demand and bear interest between 0% and 10% per annum.

Between May and November 2009, Clean Coal borrowed an aggregate of $23,500 from an unrelated third party which loans are unsecured, bear interest at 10% per annum and mature 1 year from the date of the loans. Upon maturity, the notes become convertible into shares of Clean Coal’s common stock at 50% of the market price of Clean Coal’s common stock on the conversion date. On May 13, 2010, $15,000 of these loans matured and was immediately converted, along with $1,500 of accrued interest, into 300,000 shares of Clean Coal’s common stock. The fair value of the shares issued was $33,000. Clean Coal recognized additional interest expense of $16,500 as a result of the conversion.

On February 23, 2010, Clean Coal borrowed $15,000 from an unrelated third party. The note is unsecured, bears interest at 10% per annum and matures August 23, 2010. As part of the borrowing, the terms of $15,000 previously borrowed from the party were modified whereby the maturity date was extended from June 30, 2010 to August 23, 2010. In addition, as part of the modification, a contingent conversion option was added whereby the loan becomes convertible upon maturity, contingent upon the note not being repaid prior to maturity, into shares of Clean Coal’s common stock at a rate of $0.038 per share. Clean Coal evaluated the modification under FASB ASC 470-50 and determined it qualified as a debt extinguishment due to a substantive conversion option being added. There was no gain or loss as a result of the extinguishment. Clean Coal evaluated the conversion option under FASB ASC 470-20 and determined it qualified as a beneficial conversion feature. The intrinsic value of the beneficial conversion feature on February 23, 2010 was $30,000. Due to the conversion option being contingent, the beneficial conversion feature will not be recognized until the contingency is resolved.

On May 5, 2010, Clean Coal borrowed $20,000 from an unrelated third party.  The note is unsecured, bears interest at 10% per annum and matures November 5, 2010.  The note becomes convertible upon maturity, contingent upon the note not being repaid prior to maturity, into shares of Clean Coal’s common stock at a rate of $0.05 per share upon maturity. Clean Coal evaluated the conversion option under FASB ASC 470-20 and determined it qualified as a beneficial conversion feature. The intrinsic value of the beneficial conversion feature on May 5, 2010 was $20,000. Due to the conversion option being contingent, the beneficial conversion feature will not be recognized until the contingency is resolved.

On June 30, 2010, Clean Coal modified the terms of previously issued third party notes. As part of the modification, $33,500 of previously issued debt and $28,333 of accounts payable was converted into three new notes with a total principal amount of $61,833. The new notes are unsecured, bear interest at 10% per annum and mature June 30, 2012. In addition, as part of the modification, contingent conversion options were added whereby the loans become convertible upon maturity, contingent upon the loans not being repaid prior to maturity, into shares of Clean Coal’s common stock at a rate of $0.045 per share. Clean Coal evaluated the modification under FASB ASC 470-50 and determined it qualified as a debt extinguishment due to substantive conversion options being added. There was no gain or loss as a result of the extinguishment. Clean Coal evaluated the conversion options under FASB ASC 470-20 and determined they qualified as a beneficial conversion features. The intrinsic value of the beneficial conversion features on June 30, 2010 totaled $8,933. Due to the conversion options being contingent, the beneficial conversion features will not be recognized until the contingency is resolved.

As of June 30, 2010, the aggregate unpaid principal on third party debt totaled $193,336 of which $131,503 is classified as short-term.

NOTE 5: EQUITY TRANSACTIONS

On November 1, 2007, Clean Coal entered into an employment agreement with its President and Chief Executive Officer whereby the President and Chief Executive Officer is entitled to a stock bonus of 15,404,549 common shares. The stock is to be awarded as follows: 33% on December 31, 2008, 33% on December 31, 2009 and 33% on December 31, 2010 contingent upon employment with Clean Coal on each date. Clean Coal calculated the value of the award based upon the closing stock price on the reporting date December 31, 2007 and is expensing the award over the award periods. A total of 16,666 common shares were issued and $3,764,321 was recognized as share-based compensation under this award for the six months ended June 30, 2010. $3,762,654 is reflected as accrued stock-based compensation and $1,667 is reflected as common stock issued for services in the Statement of Stockholders’ Deficit.  As of June 30, 2010, a total of 10,303,032 shares have been issued under the agreement and are shown as outstanding in the Statement of Stockholders’ Deficit.

In addition to the shares listed above, between January and June 2010, Clean Coal issued a total of 20,350,000 common shares for services valued at $3,044,100, 25,000 common shares for a settlement valued at $2,500 and 300,000 common shares for debt valued at $33,000.

NOTE 6: SUBSEQUENT EVENTS

On July 29, 2010, 25,000,000 common shares that were previously issued in 2007 were cancelled by Clean Coal and reissued to a related party, Larry Hunt, to repay debt, accrued interest and payables due to Larry Hunt totaling $1,179,750.

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

Despite having a fully executed contract that was signed in Washington D.C. in December, 2008, our technology has not yet been installed in an operating commercial facility and we anticipate it will be a minimum of 12 to 18 months until the first operational plant to be constructed with the Sino-Mongolia International Railroad Systems, Co. Ltd. of Inner Mongolia Autonomous Region, PRC (SMIRSC) our Chinese joint venture partner, is completed. We are currently awaiting the project’s final approval by the Chinese Government which we had anticipated would take place during the second quarter, but due to circumstances outside our control, should now take place during the third quarter, 2010. Once this approval is obtained we will be able to complete the final design and commence construction, which we hope will begin by the third quarter, 2010. This time frame represents a delay in our original estimate for the beginning of the initial construction of the facility due primarily to delays in the completion and acceptance of the myriad of environmental impact, health and safety, land use, and human resources studies required by the Chinese government.

In the longer term, we have been exploring joint venture arrangements and other strategic partnerships with various parties to facilitate the deployment of our technology in the US and abroad.

•

On December 18, 2009, the Company signed a final revision of an exclusive Technology Licensing Agreement (TLA) with INK Global Consulting for the deployment of CCTI’s technology in India.  The TLA provided for the funding and construction of clean coal facilities for an increasing production capacity of 100 million tons annually, over a ten year period. CCTI would receive an initial licensing fee of $1.0 million, and thereafter would receive a royalty of $2.00 per ton processed, plus an additional one-time license fee of $1.0 million for each 1.0 million tons of clean coal capacity added. Whereas  the initial license fee was payable as of the end of January 2010, the parties  have determined that the business model originally contemplated between CCTI and INK Global Consulting under an exclusive Technology Licensing Agreement was inappropriate, and the parties are currently redefining their India strategy

•

On February 11, 2010, the company signed a Memorandum of Understanding (MOU) (Framework Agreement) under which Tianjin Tianning Coal Traders, Co., Ltd., (TTCT) would finance and construct an initial 1.5 million ton clean coal facility in Inner Mongolia under a Technology Licensing Agreement (TLA).

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

For the Three Months and Six Months Ended June 30, 2010 and 2009

Revenues

We have generated no revenues for the three and six months ended June 30, 2010 and the same period in 2009.

Operating Expenses

Our operating expenses for the three months and six months ended June 30, 2010 totaled $2,574,866, and $7,708,336 respectively, compared to $4,925,109 and $11,047,638 respectively, for the same periods in the prior year.  The primary component of the operating expenses in both periods was for shares issued for services.  The significant decrease in compensation expense for the 2010 fiscal periods is due to the differences in shares prices and number of shares and warrants issued in each year.

We recorded stock-based compensation to our CEO and president of $1,891,721 and $3,764,321for the three months and six months ended June 30, 2010, compared to $4,656,361 and $9,261,553 for the same periods in the prior year. In addition, during the six months ended June 30, 2010, we issued 20,000,000 shares to Procyon Group, LLC, an unrelated third party consultant, for public relations services valued at $3,000,000, issued 350,000 shares to Randall Business Development, our unrelated business consultant valued at $44,100 and issued 25,000 shares in settlement of a lawsuit valued at $2,500 .

Effective April 24, 2008, we entered into an exclusive agreement for Cappello Capital to assist us with financial advisory services, specifically the raising of capital through various potential transactions, including, but not limited to, private placements, strategic alliances, sale or merger, divestitures, recapitalization, or strategic acquisition. The agreement provided for us to compensate Cappello Capital through warrants with an exercise price of $0.05 per share to purchase up to 5% of the Company on a fully diluted basis, with 2% of the warrants being due at the time of the signing of the agreement. Additionally we would be required to pay Cappello Capital a percentage of any financial transaction closed during the term of the agreement. We exercised our cancellation option on September 24, 2009 with Cappello Capital without any transaction being completed.  However, under the terms of the agreement, Cappello exercised their signing warrants for a total of 8,814,483 common shares.  The shares were issued February19, 2009, and the issuance caused us to record a gain of $7,598,481 for the six months ended June 30, 2009. The derivative value at each measurement date and the resulting gain or loss from the change in value is determined using the Black Scholes option pricing model.  When our stock price goes up, our derivative value tends to increase and when our stock price goes down our derivative value tends to decrease.  Our stock price went down between January 1, 2009 and February 19, 2009 which caused the liability to decrease resulting in the gain.  There were no derivatives outstanding at June 30, 2010.

Other than the expense recorded for stock compensation during the three and  six months ended June 30, 2010, operating expenses consisted of $589,179 and $698,180 in general and administrative expenses.  In the same periods in 2009, our operating expenses included $101,458 and $248,038 in general and administrative expenses.

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

 Employees

At June 30, 2010, we had one full-time officer, our CEO and President Douglas Hague, and one full-time employee.  Mr. Hague has a written employment agreement and our other employee is at-will.

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

Net Income/Loss

For the three and six months ended June 30, 2010 we incurred net losses of $2,626,773and $7,785,548 compared to net losses of $4,949,621 and $3,498,612 for the same periods for the prior year.  For the three and six months ended June 30, 2010, we had losses from operations of $2,574,866 and $7,708,336, respectively, as outlined above, and interest expense of $51,907 and $78,202, respectively. For the same periods in the prior year, we had interest expense of $24,512 and $49,455, respectively.

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

Liquidity and Capital Resources

We have generated no revenues since inception, neither has the Company generated any funding through any form of private or public offering.  We have obtained cash for research and development activities and operating expenses solely through advances and/or loans from affiliates and stockholders.  Despite having a fully executed contract that was signed in Washington D.C on December, 2008, our technology has not yet been installed in an operating commercial facility and we anticipate it will be a minimum of 12 to 18 months until the first operational plant to be constructed with the Sino-Mongolia International Railroad Systems, Co. Ltd. of Inner Mongolia Autonomous Region, PRC (SMIRSC) our Chinese joint venture partner, is completed. We are currently awaiting the project’s final approval by the Chinese Government which we had anticipated would take place during the second quarter, but due to circumstances outside our control, should now take place during the third quarter, 2010. Once this approval is obtained we will be able to complete the final design and commence construction, which we hope will begin by the third quarter, 2010. This time frame represents a delay in our original estimate for the beginning of the initial construction of the facility due primarily to delays in the completion and acceptance of the myriad of environmental impact, health and safety, land use, and human resources studies required by the Chinese government.

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

Net Cash Used in Operating Activities.  Our primary sources of operating cash during the six months ended June 30, 2010 was loans from related and unrelated parties.  Loans are in the form of notes which bear a 0% to a 10% interest rate and 12-month maturity and/or On Demand. Our primary uses of funds in operations were payments made to our consultants and employees, as well as travel and office expenses.

Net cash used in operating activities was $210,374 for the six months ended June 30, 2010 compared to net cash used of $22,769 for the same period in 2009.  The increase in cash used in operating activities in 2010 was due primarily to the increased net loss discussed above. Non-cash items included shares issued for services valued at $6,808,421, depreciation expense of $102, loss on shares issued for debt of $16,500, shares issued for settlement of $2,500 and interest expense converted to debt of $7,996 during the six months ended June 30, 2010. During the six months ended June 30, 2010, we experienced a decrease in accounts payable of $7,721, an increase in related party payables of $698,025 and an increase in accrued liabilities of $49,351.  Net cash used in operating activities from inception through June 30, 2010 totaled $2,080,251.

Net Cash Used In Investing Activities.  We did not engage in investing activities for the six months ended June 30, 2010 or 2009.  From inception through June 30, 2010, net cash used in investing activities totaled $11,339 for the purchase of fixed assets and investment in joint venture.

Net Cash Provided by Financing Activities.  Net cash provided by financing activities during the six months ended June 30, 2010 totaled $202,000, consisting of loans from third parties, loans from related parties and payments made on related party debt.  Net cash provided by financing activities for the six months ended June 30, 2009 totaled $22,000 consisting of advances from related parties and loans from third parties. From inception through June 30, 2010, net cash provided by financing activities totaled $2,093,076 due to loans and advances from related and third parties.

Cash Position and Outstanding Indebtedness

Our total indebtedness at June 30, 2010 was $4,543,203, consisting of current liabilities of $2,145,032. Current liabilities consists primarily of accounts payable, accounts payable from related parties, debt owed to related parties, short-term debt and accrued liabilities.  At June 30, 2010, we had current assets of $1,486 in cash.  We had property, plant and equipment (net of accumulated depreciation) of $637 as at June 30, 2010. As of June 30, 2010, we had a working capital deficit of $2,143,546.

Contractual Obligations and Commitments

The following table summarizes our contractual cash obligations and other commercial commitments at June 30, 2010.

	Payments due by period
	Total	Less than 1 year		1 to 3 years	3 to 5 years	After 5 years

Facility lease (1)	$19,860		$-	$-	$-	$-
SMIRSC contract (2)	8,333,000
Total contractual cash obligations	$8,352,860	$		$	$-	$-

(1)  Our lease term runs until December 31, 2010, at a minimum monthly rate of $3,310 per month for approximately 1,450 square feet.

(2) In December 2008, we signed a JV agreement with SMIRSC that requires us to make an initial payment of $1,670,000 for our initial registered capital contribution within 90 days after the final approvals, with a balance of $6,660,000 payable within 24 months. We do not yet have a date certain for the final approvals.

Based on our current operational costs, we will need approximately $5,000,000 to fund our operations for the next 12 months, and a similar additional amount to continue operations for the following twelve months, or until the initial plant is up and running.  We are contractually required to provide approximately $1,670,000, representing the first 20% of our partnership contribution, within ninety days the Chinese government issuing their final approval of our project – The pre-requisite feasibility study was completed in April, 2009, and our Certificate of Approval (Operating License) was issued by the Inner Mongolia government on June 5, 2009.. We are currently awaiting the project’s final approval by the Chinese Government which we had anticipated would take place during the second quarter, but due to circumstances outside our control, should now take place during the third quarter, 2010. Once this approval is obtained we will be able to complete the final design and commence construction, which we hope will begin by the third quarter, 2010. This time frame represents a delay in our original estimate for the beginning of the initial construction of the facility due primarily to delays in the completion and acceptance of the myriad of environmental impact, health and safety, land use, and human resources studies required by the Chinese government.

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

ITEM 4. CONTROLS AND PROCEDURES

As of June 30, 2010, we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and  Chief  Financial  Officer  (the  same  person), of the effectiveness  of  the  design  and  operation  of  our  disclosure controls and procedures  pursuant to Exchange  Act  Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended.  Based on this evaluation, management concluded that our financial disclosure controls and procedures were not effective due to our limited internal resources and lack of ability to have multiple levels of transaction review.  We presently have only one officer and one employee. Inasmuch as there is no segregation of duties within the Company, there is no management oversight, no control documentation being produced, and no one to review control documentation if it was being produced.

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

PART II - OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

Clean Coal was named as a defendant in a lawsuit filed on December 15, 2008 in the Circuit Court of the 17th Judicial Circuit in and for Broward County, Florida, case number 0860922.  The suit was predicated on a dispute regarding a private transaction or transactions possibly involving stockholders of the Company.  Although this litigation pertained to a private transaction that did not involve the Company, Clean Coal issued 25,000 of its Rule 144 restricted shares as part of the Settlement Agreement without prejudice on May 21, 2010.

Clean Coal was named as a defendant in a lawsuit filed on or about June 30, 2009 in the Second Judicial Circuit of the State of Nevada in and for Washoe County, case number 09-cv-02026.  The suit is a dispute regarding the removal of a legend on restricted stock.  Clean Coal did not believe the legend removal was proper and elected to contest the action vigorously until one year had elapsed since Clean Coal’s filing of a registration statement on Form 10 with the United States Securities and Exchange Commission, filed January 14, 2009, and thereafter to trial since plaintiff was seeking recovery for alleged damages caused by the refusal to remove the legend. Clean Coal was successful in having this lawsuit removed from the District Court of Nevada to Florida.  Counsels for the respective parties elected to submit a Stipulation of Discontinuance with Prejudice resulting in the case being withdrawn.

ITEM 1A. RISK FACTORS

We have no operating revenues yet and we have made no provision for any contingency, unexpected expenses or increases in costs that may arise.

We are a development stage company and have no revenues from operations, neither has the Company generated any funding through any form of private or public offering to use for operating expenses or research and development.  Since inception, we have been able to cover our operating losses from debt and equity financing.  These sources of funds may not be available to cover future operating losses. If we are not able to obtain adequate sources of funds to operate our business we may not be able to continue as a going concern.

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

We believe a significant portion of the growth opportunity for our business lies outside the United States. Doing business in foreign countries may expose us to many risks that are not present domestically. We lack significant experience in dealing with such risks, including political, military, privatization, technology piracy, currency exchange and repatriation risks, and higher credit risks associated with customers. In addition, it may be more difficult for us to enforce legal obligations in foreign countries, and we may be at a disadvantage in any legal proceeding within the local jurisdiction. Local laws may also limit our ability to hold a majority interest in the projects that we develop. The Company has yet to establish any representation offices outside the United States.

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

We have incurred net losses of $161,131,011 since inception. The net losses to date include large non-cash expenses recorded for share-based compensation for consultants and officer compensation.  However, in addition to the non-cash expenses, we had other operating expenses, all funded through loans from existing shareholders.  In order to meet our current operating budget and anticipated contractual obligations, we estimate that we will need an additional $10,500,000 for the balance of 2010, and $13,740,000 for 2011. At June 30, 2010, we had total liabilities of $4,543,203and cash of only $1,486. If we cannot obtain adequate financing from new funding sources, we will be unable to continue operations or meet our contractual obligations.

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

On December 2, 2008, we entered into a Cooperative Joint Venture agreement with the Sino-Mongolian International Railroad Systems Co., Ltd. The joint venture agreement will provide for the deployment of our technology into Inner Mongolia to form the foundation for a coal-to-fuel project that will eventually scale to 80 million short tons per year. On June 5, 2009, the joint venture company was issued a Certifcate of Approval

(Operating License) under a new name of Inner Mongolian Nuomenhan Clean Coal Company, Ltd, which better reflects the nature of the joint venture’s business. A required feasibility study was completed by the Shanghai Chemical Engineering Incorporation (SCEI) in April 2009. The award of the Chinese Government’s Certificate of Approval was issued on June 5, 2009. Despite having a fully executed contract that was signed in Washington D.C on December, 2008, we are currently awaiting the project’s final approval by the Chinese Government which we had anticipated would take place during the second quarter, but due to circumstances outside our control, should now take place during the third quarter, 2010. Once this approval is obtained we will be able to complete the final design and commence construction, which we hope will begin by the third quarter, 2010. This time frame represents a delay in our original estimate for the beginning of the initial construction of the facility due primarily to delays in the completion and acceptance of the myriad of environmental impact, health and safety, land use, and human resources studies required by the Chinese government. To meet our obligations under the JV agreement, once final approval is received we are required to obtain substantial amounts of financing ($1,670,000 for our initial registered capital contribution within 90-days, with a balance of $6,630,000 payable after 24 months from the completion of the feasibility study). We do not have such financing in place or available to us. Inability to construct the facility or to finance the construction thereof on acceptable terms, will adversely affect our financial condition.

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

ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

During the quarter ended June 30, 2010, we issued 300,000 common shares for debt and 25,000 common shares for the settlement of a lawsuit.

The above shares were issued in reliance on the exemption from registration pursuant to Section 4(2) of the Securities Act of 1933, as amended, and the regulations promulgated thereunder. The transactions were issuances for services performed and settlement of debt, respectively, the transactions were all privately negotiated and none involved any kind of public solicitation.

.ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.  RESERVED

ITEM 5.  OTHER INFORMATION

Directors Richard Young and Stewart Ashton have resigned effective July 26, 2010.  Mr. Young also resigned as vice-president and secretary. Both Mr. Young and Mr. Ashton resigned for personal reasons and to pursue other opportunities.

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

Dated: August 6, 2010

/s/ Douglas Hague
Douglas Hague
President, CEO, and Acting Chief Financial Officer