Form 10-Q/A
period 2010-06-30
Clean Coal Technologies Inc.
filed 2010-08-10
CIK 1445109

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

FORM 10-Q /A

Amendment No. 1

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended:

June 30 , 2010

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

THIS AMENDMENT IS BEING FILED SOLELY TO CORRECT THE DATE ON THIS COVER PAGE REFERENCING THE QUARTERLY PERIOD FOR WHICH THE REPORT IS BEING FILED.

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

Dated: August 8 , 2010

/s/ Douglas Hague
Douglas Hague

President, CEO, and Acting Chief Financial Officer