Form 10-Q
period 2010-09-30
Clean Coal Technologies Inc.
filed 2010-11-12
CIK 1445109

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

FORM 10-Q

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended:

September 30, 2010

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

 The number of shares outstanding of Registrant’s Common Stock as of November 11, 2010: 493,234,290

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

Clean Coal Technologies, Inc.
(A Development Stage Company)
Balance Sheets
(Unaudited)

	September 30,	December 31,
	2010	2009
ASSETS
Current Assets
Cash	$ 28,119	$ 9,860
Total Current Assets	28,119	9,860

Property, plant and equipment, net of accumulated
depreciation of $433 and $280, respectively	586	739
Total Assets	$ 28,705	$ 10,599

LIABILITIES AND STOCKHOLDERS' DEFICIT
Current Liabilities
Accounts payable	$ 293,396	$ 384,521
Accounts payable from related parties	295,240	1,328,084
Accrued liabilities	128,489	171,908
Short-term debt	101,503	129,500
Debt owed to related parties	379,732	1,596,039
Total Current Liabilities	1,198,360	3,610,052

Long-term debt owed to related parties	2,336,338	-
Long-term debt	61,833	-
Total Liabilities	3,596,531	3,610,052

Common stock, $0.00001 par value; 600,000,000 shares
authorized, 492,887,365 and 440,355,468 shares issued
and outstanding, respectively	4,930	4,404
Additional paid-in capital	189,840,698	177,740,279
Deficit accumulated during the development stage	(193,413,454)	(181,344,136)
Total Stockholders' Deficit	(3,567,826)	(3,599,453)
Total Liabilities and Stockholders' Deficit	$ 28,705	$ 10,599

The accompanying notes are integral part of these unaudited financial statements.

Clean Coal Technologies, Inc.
(A Development Stage Enterprise)
Statements of Expenses
(Unaudited)

					October 20, 1997
					(Inception)
	Three Month Ended		Nine Month Ended		Through
	September 30,		September 30,		September 30,
	2010	2009	2010	2009	2010

Operating Expenses:
General and administrative	$ 113,608	$ 97,072	$ 626,082	$ 345,110	$ 2,440,684
Research and development	-	-	-	-	374,912
Consulting services	3,963,354	5,500,186	11,159,216	16,299,786	169,529,065

Loss from Operations	(4,076,962)	(5,597,258)	(11,785,298)	(16,644,896)	(172,344,661)

Other Income (Expenses):
Interest Expense	(101,558)	(25,132)	(179,760)	(74,587)	(507,599)
Other income	-	-	990	-	4,590
Other expenses	-	-	-	-	(18,985)
Loss on extinguishment of debt	(105,250)	-	(105,250)	-	(146,607)
Gain on change in derivative liability	-	-	-	7,598,481	7,598,481
Total Other Income (Expenses)	(206,808)	(25,132)	(284,020)	7,523,894	6,929,880

Net loss	$ (4,283,770)	$ (5,622,390)	$ (12,069,318)	$ (9,121,002)	$ (165,414,781)

Net loss per share - basic and diluted	$ (0.01)	$ (0.01)	$ (0.03)	$ (0.02)

Weighted average common shares outstanding -
basic and diluted	466,622,933	435,643,624	462,370,713	438,080,654

The accompanying notes are integral part of these unaudited financial statements.

Clean Coal Technologies, Inc.
(A Development Stage Company)
Statement of Stockholders' Deficit
(Unaudited)
				Deficit
				Accumulated
			Additional	During the
	Common Stock		Paid-In	Development	Stockholders'
	Shares	Amount	Capital	Stage	Deficit

Balances at December 31, 2009	440,355,468	$ 4,404	$ 177,740,279	$ (181,344,136)	$ (3,599,453)

Common stock issued for services	51,366,666	514	4,959,253	-	4,959,767

Accrued stock-based compensation	-	-	5,758,749	-	5,758,749

Common stock returned to company and cancelled	(25,000,000)	(250)	250	-	-

Common stock issued for debt, liabilities and interest	26,140,231	262	1,349,667	-	1,349,929

Common stock issued for settlement	25,000	-	2,500	-	2,500

Beneficial conversion feature on converted debt	-	-	30,000	-	30,000

Net loss	-	-	-	(12,069,318)	(12,069,318)

Balances at September 30, 2010	492,887,365	$ 4,930	$ 189,840,698	$ (193,413,454)	$ (3,567,826)

The accompanying notes are integral part of these unaudited financial statements.

Clean Coal Technologies, Inc.
(A Development Stage Enterprise)
Statements of Cash Flows
(Unaudited)
			October 20, 1997
			(Inception)
	Nine Months Ended		Through
	September 30,		September 30,
	2010	2009	2010
CASH FLOWS FROM OPERATING ACTIVITIES:
Net Loss	$(12,069,318)	$ (9,121,002)	$ (165,414,781)
Adjustment to reconcile net income (loss) to net cash
used in operating activities:
Depreciation expense	153	153	5,753
Shares issued for services	10,718,516	15,758,246	150,112,582
Shares issued for settlement	2,500	-	2,500
Warrant expense	-	-	16,490,517
Loss on extinguishment of liabilities	105,250	-	146,607
Loss on shares issued for debt	16,500	-	16,500
Beneficial conversion feature on converted debt	30,000	-	30,000
Interest expense paid in shares	-	508	122,779
Interest converted to debt	7,996	-	117,392
Write-off of asset	-	-	16,015
Gain on write-off of accounts payable	-	-	(87,404)
Gain on derivative liability	-	(7,598,481)	(7,598,481)
Changes in operating assets and liabilities:
Prepaid expenses and other current assets	-	-	(11,015)
Accounts payable	(62,792)	96,013	409,133
Accounts payable - related party	945,182	736,271	3,456,458
Accrued expenses	122,272	77,890	131,827
Cash Used In Operating Activities	(183,741)	(50,402)	(2,053,618)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of fixed assets	-	-	(6,339)
Investment in joint venture	-	-	(5,000)
Cash Used in Investing Activities	-	-	(11,339)

CASH FLOWS FROM FINANCING ACTIVITIES:
Advances from related parties	-	11,000	316,000
Borrowings on related party debt	170,000	20,000	1,706,576
Payments on related party debt	(3,000)	-	(3,000)
Borrowings on debt	35,000	18,500	73,500
Cash Provided by Financing Activities	202,000	49,500	2,093,076

NET CHANGE IN CASH AND CASH EQUIVALENTS	18,259	(902)	28,119
CASH AND CASH EQUIVALENTS - beginning of period	9,860	1,598	-
CASH AND CASH EQUIVALENTS - end of period	28,119	696	28,119

The accompanying notes are integral part of these unaudited financial statements.

Clean Coal Technologies, Inc.
(A Development Stage Enterprise)
Statements of Cash Flows (Continued)
(Unaudited)
			October 20, 1997
			(Inception)
	Nine Months Ended		Through
	September 30,		September 30,
	2010	2009	2010

SUPPLEMENTAL DISCLOSURES:
Cash paid for interest	$ 1,191	$ -	$ 1,191
Cash paid for income taxes	-	-	-

NON-CASH INVESTING AND FINANCING ACTIVITIES:
Forgiveness of related party debt and accrued interest	$ -	$ 69,553	$ 69,553
Derivative liability removed due to warrants exercised	-	36,890,709	36,890,709
Cumulative effect of change in accounting principle	-	44,489,190	44,489,190
Preferred stock issued for related party debt	-	-	380,837
Preferred stock converted to common stock	-	-	481
Accrued interest converted to debt	7,508	14,070	-
Accrued interest converted to related party debt	79,288	-	-
Common stock issued for debt, liabilities and accrued interest	1,228,179	-	2,073,561
Payables converted to debt	28,333	-	28,333
Related party payables and advances converted to debt	1,317,472	511,511	2,816,664

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

NOTE 2: GOING CONCERN

The accompanying financial statements have been prepared on a going concern basis of accounting which contemplates continuity of operations, realization of assets, liabilities, and commitments in the normal course of business. The accompanying financial statements do not reflect any adjustments that might result if the Clean Coal is unable to continue as a going concern.  Clean Coal has an accumulated deficit and a working capital deficit as of September 30, 2010   with no significant revenues anticipated for the near term. Management believes Clean Coal will need to raise capital in order to operate over the next 12 months.  As shown in the accompanying financial statements, Clean Coal has also incurred significant losses since inception.  Clean Coal’s continuation as a going concern is dependent upon its ability to generate sufficient cash flow to meet its obligations on a timely basis and ultimately to attain profitability. Clean Coal has limited capital with which to pursue its business plan.  There can be no assurance that Clean Coal’s future operations will be significant and profitable, or that Clean Coal will have sufficient resources to meet its objectives.  These conditions raise substantial doubt as to Clean Coal’s ability to continue as a going concern.  Management may pursue either debt or equity financing or a combination of both, in order to raise sufficient capital to meet Clean Coal’s financial requirements over the next twelve months and to fund its business plan. There is no assurance that management will be successful in raising additional funds.

NOTE 3: RELATED PARTY TRANSACTIONS

Short-term Debt from Related Parties

A summary of the short-term debt from related parties outstanding as of September 30, 2010 is as follows (all of which is unsecured):

Date of	To	Maturity	Interest	Principal
Note	Whom	Date	Rate	Balance

June 30, 2008	ERC	September 30, 2010	10%	$ 252,641
September 30, 2009	EFMI	On Demand	0%	98,591
October 31, 2009	EFMI	On Demand	0%	3,000
November 30, 2009	EFMI	On Demand	0%	500
March 8, 2010	EFMI	On Demand	0%	25,000
				$ 379,732

Long-term Debt from Related Parties

A summary of the long-term debt from related parties outstanding as of September 30, 2010 is as follows (all of which is unsecured):

Date of	To	Maturity	Interest	Principal
Note	Whom	Date	Rate	Balance

June 30, 2010	C J Douglas	June 30, 2012	10%	$ 1,376,849
June 30, 2010	Douglas Hague	June 30, 2012	10%	765,405
June 30, 2010	Edward Jennings	June 30, 2012	10%	47,584
June 30, 2010	Mitchell Shapiro	June 30, 2012	10%	45,917
June 30, 2010	Stewart Ashton	June 30, 2012	10%	48,166
June 30, 2010	Richard Young	June 30, 2012	10%	52,417
				$ 2,336,338

On June 30, 2010, Clean Coal converted $1,317,472 of related party payables and advances, $79,290 of accrued interest and $939,576 of previously issued related party debt into the above long-term related party notes. The modified notes are unsecured, mature on June 30, 2012 and bear interest at 10% per annum. The notes become convertible on December 31, 2010 into shares of Clean Coal’s common stock at a price of $0.045 per share. Clean Coal evaluated the modification under FASB ASC 470-50 and determined it qualified as a debt extinguishment due to a substantive conversion option being added. There was no gain or loss as a result of the extinguishment. Clean Coal evaluated the conversion options under FASB ASC 470-20 and determined they qualify as beneficial conversion features. The intrinsic value of the beneficial conversion features on June 30, 2010 totaled $623,023. Due to the conversion options being contingent, the beneficial conversion features will not be recognized until the contingency is resolved.

Accounts payable from related parties

At September 30, 2010, unpaid services provided by related parties totaled $295,240, which was included in accounts payable from related parties.

NOTE 4: NOTES PAYABLE

Between June 2001 and November 2009, Clean Coal borrowed an aggregate of $91,000 from unrelated third parties which loans are unsecured, due on demand and bear interest between 0% and 10% per annum.

Between May and November 2009, Clean Coal borrowed an aggregate of $23,500 from an unrelated third party which loans are unsecured, bear interest at 10% per annum and mature 1 year from the date of the loans. Upon maturity, the notes become convertible into shares at 50% of the market price on the conversion date. On May 13, 2010, $15,000 of these loans matured and was immediately converted, along with $1,500 of accrued interest, into 300,000 shares. The fair value of the shares issued was $33,000. Clean Coal recognized additional interest expense of $16,500 as a result of the conversion.

On June 30, 2010, Clean Coal modified the terms of previously issued third party notes. As part of the modification, $33,500 of previously issued debt and $28,333 of accounts payable was also converted into three new notes with a total principal amount of $61,833. The new notes are unsecured, bear interest at 10% per annum and mature June 30, 2012. In addition, as part of the modification, contingent conversion options were added whereby the loans become convertible upon maturity into shares of Clean Coal’s common stock at a rate of $0.045 per share. Clean Coal evaluated the modification under FASB ASC

470-50 and determined it qualified as a debt extinguishment due to substantive conversion options being added. There was no gain or loss as a result of the extinguishment. Clean Coal evaluated the conversion options under FASB ASC 470-20 and determined they qualified as a beneficial conversion features. The intrinsic value of the beneficial conversion features on June 30, 2010 totaled $16,489. Due to the conversion options being contingent, the beneficial conversion features will not be recognized until the contingency is resolved.

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

On February 23, 2010, Clean Coal borrowed $15,000 from an unrelated third party. The note is unsecured, bears interest at 10% per annum and matures August 23, 2010. As part of the borrowing, the terms of $15,000 previously borrowed from the party were modified whereby the maturity date was extended from June 30, 2010 to August 23, 2010. In addition, as part of the modification, a contingent conversion option was added whereby the loan becomes convertible upon maturity, contingent upon the note not being repaid prior to maturity, into shares of Clean Coal’s common stock at a rate of $0.038 per share. Clean Coal evaluated the modification under FASB ASC 470-50 and determined it qualified as a debt extinguishment due to a substantive conversion option being added. There was no gain or loss as a result of the extinguishment. Clean Coal evaluated the conversion option under FASB ASC 470-20 and determined it qualified as a beneficial conversion feature. The intrinsic value of the beneficial conversion feature on February 23, 2010 was $30,000. On August 23, 2010, the entire note and accrued interest of $1,929 was converted into 840,231 common shares. As a result of the contingency being resolved, the entire beneficial conversion feature of $30,000 was recognized as interest expense.

As of September 30, 2010, the aggregate unpaid principal on third party debt totaled $163,336 of which $101,503 is classified as short-term, and $61,833 was classified as long-term.

NOTE 5: EQUITY TRANSACTIONS

As of August 9, 2010, the President and Chief Executive Officer resigned and accepted the position of Chief Operating Officer under the same terms and conditions as stated in his original contract dated of November 1, 2007 wherein the President and Chief Executive Officer is entitled to a stock bonus of 15,404,549 common shares. The stock is to be awarded as follows: 33% on December 31, 2008, 33% on December 31, 2009 and 33% on December 31, 2010 contingent upon employment with Clean Coal on each date. Clean Coal calculated the value of the award based upon the closing stock price on the reporting date December 31, 2007 and is expensing the award over the award periods. A total of 16,666 common shares were issued and $5,676,831 was recognized as share-based compensation under this award for the nine months ended September 30, 2010. $5,675,164 is reflected as accrued stock-based compensation and $1,667 is reflected as common stock issued for services in the Statement of Stockholders’ Deficit.  As of September 30, 2010, a total of 10,303,032 shares have been issued under the agreement and are shown as outstanding in the Statement of Stockholders’ Deficit.

As of August 9, 2010 the Board of Directors appointed a new President and Chief Executive Officer under an employment agreement whereby the President and Chief Executive Officer is entitled to a stock bonus of 28,000,000 common shares. Under the terms of the employment agreement, the stock is to be awarded as follows: 50% of the shares to be exercisable at the signing of the agreement, and the balance of 50% exercisable after January 31, 2012, or on the accomplishment of a significant business objective as established by the Board of Directors. Clean Coal calculated the value of the award based upon the closing stock price on the grant date of August 9, 2010 and is expensing the award over the award periods. A total of 14,000,000 common shares were issued and $951,585 was recognized as share-based compensation under this award for the nine months ended September 30, 2010. $83,585 is reflected as accrued stock-based compensation and $868,000 is reflected as common stock issued for services in the Statement of Stockholders’ Deficit.  As of September 30, 2010, a total of 14,000,000 shares have been issued under the agreement and are shown as outstanding in the Statement of Stockholders’ Deficit.

On July 29, 2010, 25,000,000 common shares previously issued on October 8, 2008 were transferred to a related party, Larry Hunt, to repay debt of $443,730, accrued interest of $75,466, and payables of $400,054 due to Larry Hunt totaling $1,179,750. The fair value of the shares was determined to be $1,285,000 resulting in a loss on the extinguishment of liabilities totaling $105,250.

In addition to the shares listed above, between January and September 2010, Clean Coal issued a total of 37,350,000 common shares for services valued at $4,090,100, 25,000 common shares for a settlement valued at $2,500 and 840,231 common shares for debt and interest valued at $64,929.

NOTE 6: SUBSEQUENT EVENTS

During October 2010, Clean Coal issued 346,925 common shares for the conversion of debt totaling $8,500 and accrued interest totaling $867.

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

Despite having signed a contract in December 2008 with the Sino-Mongolia International Railroad Systems, Co. Ltd. of Inner Mongolia Autonomous Region, PRC (SMIRSC), our Chinese joint venture partner, our technology has not yet been installed in an operating commercial facility and we anticipate it will be a minimum of 12 to 18 months until the first phase operational plant is completed. We are currently awaiting the project’s final approval by the Inner Mongolia Provincial Government which we had anticipated would take place during the third quarter, but due to circumstances outside our control, should now take place during the fourth quarter, 2010. Once this approval is obtained we will be able to commence the staffing of our joint venture operation, finalize our funding activities and sub-contracts with local services and materials suppliers in addition to those with our primary engineering contractors in the US and Canada, complete the final design, and commence construction, which we hope will begin during the first quarter, 2011. This time frame represents a further delay in our original estimate for the beginning of the initial construction of the facility due primarily to delays in the completion and acceptance of the myriad of environmental impact, health and safety, land use, and human resources studies required by the Chinese government. Additionally, this is the first international joint venture undertaken by the local Regional Government which has created further administrative and procedural delays.

In the longer term, we have been exploring joint venture arrangements and other strategic partnerships with various parties to facilitate the deployment of our technology in the US and abroad.

On December 18, 2009, the Company signed a final revision of an exclusive Technology Licensing Agreement (TLA) with INK Global Consulting for the deployment of CCTI’s technology in India.  The TLA provided for the funding and construction of clean coal facilities for an increasing production capacity of 100 million tons annually, over a ten year period. CCTI would receive an initial licensing fee of $1.0 million, and thereafter would receive a royalty of $2.00 per ton processed, plus an additional one-time license fee of $1.0 million for each 1.0 million tons of clean coal capacity added. Whereas  the initial license fee was payable as of the end of January 2010, the parties  have determined that the business model originally contemplated between CCTI and INK Global Consulting under an exclusive Technology Licensing Agreement was inappropriate, and the parties are currently exploring various alternative business opportunities on a non-exclusive basis.

On February 11, 2010, the company signed a Memorandum of Understanding (MOU) (Framework Agreement) under which Tianjin Tianning Coal Traders, Co., Ltd.; (TTCT) would finance and construct an initial 1.5 million ton clean coal facility in Inner Mongolia under a Technology Licensing Agreement (TLA). The MOU provides for CCTI to receive the initial TLA fee of $1.0 million dollars in three tranches, i.e. 30% payable on the delivery of the government mandated Feasibility Study, a further 30% payable six months after the delivery of the Feasibility Study, and the final 40% within 3 months of the commencement of the initial clean coal production. Additionally, CCTI would receive a royalty of $2.00 per ton of all finished product produced, excluding that produced for testing and qualification. At this time we   have de-emphasized this opportunity pending Tianjin’s securing and developing the necessary coal assets to justify our continued participation and joint collaboration.

Employees

As of September 30, 2010, we had three full-time officers, and one full-time employee.  President and CEO Robin Eves and Chief Operations Officer Douglas Hague have written employment agreements, and our other employee is at-will. The Board of Directors appointed Dr. Mitch Shapiro to serve as the Company’s Secretary for which he will receive no additional compensation, other than that paid as a Director.

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

•

Research and development expenses, which consist primarily of equipment and materials used in the development and testing of our technology; and

•

Legal and professional expenses, which consist primarily of amounts paid for audit, disclosure and reporting services, and patent filing and maintenance.

Results of Operations For the Three and Nine Months Ended September 30, 2010 and 2009.

The following information should be read in conjunction with the financial statements and notes appearing elsewhere in this Report.  We are a development stage company and have had no revenues from inception to date.  We anticipate that we may not receive any significant revenues from operations until we begin to receive some revenues from our partnership share in our Chinese joint venture which we estimate will be approximately twenty-four months. We are presently in preliminary discussions with new US and India interests to license our technology, which, if successful, could realize short term revenue opportunities. However, no agreements have been negotiated or executed and we cannot predict when, or if any such agreements will be completed.

Revenues

We have generated no revenues for the three and nine months ended September 30, 2010 and the same period in 2009.

Operating Expenses

Our operating expenses for the three months and nine months ended September 30, 2010 totaled $4,076,962, and $11,785,298 respectively, compared to $5,597,258 and $16,644,896 respectively, for the same periods in the prior year.  The primary component of the operating expenses in both periods was for shares issued for services.  The significant decrease in compensation expense for the 2010 fiscal periods is due to the differences in share prices and number of shares and warrants issued in each year.

We recorded stock-based compensation to our President and CEO, and our Chief Operating Officer of $2,864,094 and $6,628,415 for the three months and nine months ended September 30, 2010, compared to $4,707,529 and $14,050,745 for the same periods in the prior year. In addition, during the nine months ended September 30, 2010, we issued 20,000,000 shares to Procyon Group, LLC, an unrelated third party consultant, for consulting services valued at $3,000,000, issued 350,000 shares to Randall Business Development, our unrelated business consultant, valued at $44,100,  issued 25,000 shares in settlement of a lawsuit valued at $2,500, issued 13,000,000 shares to MMB Global Advisors, an unrelated third party consulting services firm valued at $822,000, and issued 2,000,000 shares to Ignacio Ponce De Leon as an advisor to the Board of Directors valued at $116,000, and issued 2,000,000 shares to Ignacio Ponce De Leon as an  agent for Latin America valued at $108,000.

Effective April 24, 2008, we entered into an exclusive agreement for Cappello Capital to assist us with financial advisory services, specifically the raising of capital through various potential transactions, including, but not limited to, private placements, strategic alliances, sale or merger, divestitures, recapitalization, or strategic acquisition. The agreement provided for us to compensate Cappello Capital through warrants with an exercise price of $0.05 per share to purchase up to 5% of the Company on a fully diluted basis, with 2% of the warrants being due at the time of the signing of the agreement. Additionally we would be required to pay Cappello Capital a percentage of any financial transaction closed during the term of the agreement. We exercised our cancellation option on September 24, 2009 with Cappello Capital without any transaction being completed.  However, under the terms of the agreement, Cappello exercised their signing warrants for a total of 8,814,483 common shares.  The shares were issued February19, 2009, and the issuance caused us to record a gain of $7,598,481 for the nine months ended September 30, 2009. The derivative value at each measurement date and the resulting gain or loss from the change in value is determined using the Black Scholes option pricing model.  When our stock price goes up, our derivative value tends to increase and when our stock price goes down our derivative value tends to decrease.  Our stock price went down between January 1, 2009 and February 19, 2009 which caused the liability to decrease resulting in the gain.  There were no derivatives outstanding at September 30, 2010.

Effective August 9, 2010, we entered into an employment agreement with Robin T. Eves to become our CEO and President. Concurrently, our former CEO and President Douglas Hague accepted the nomination of Chief Operations Officer.  Our CEO and President, Robin Eves has an employment agreement that provides for 14,000,000 restricted shares to be issued at contract signing, with a further 14,000,000 shares to be issued after a period of eighteen months, or following a significant contribution to the Company, as determined at the discretion of the Board of Directors. Our Chief Operating Officer, Douglas Hague, has an employment agreement that includes an irrevocable stock option equal to 5% of the total issued shares as of January 1, 2008, which are awarded over a three year period, based on continued employment and performance.  Neither Mr. Eves, nor Mr. Hague is compensated for their contributions to the Board of Directors.

Effective August 12, 2010, we entered into an eighteen month strategic financial and consulting agreement with MMB Global Advisors, a Republic of India corporation.  Under the terms of the agreement, MMB will be awarded 12,000,000 restricted shares at time of contract signing, with the balance of 16,000,000 being payable over the term of the contract (1 million shares per month), or following a significant contribution to the Company, as determined at the discretion of the Board of Directors. With resources in India, China, Hong Kong, and the USA, MMB will assist us in analyzing various corporate restructuring alternatives, and analyzing potential financial transactions according to the terms and conditions of our agreement.  In this regard, MMB may undertake certain activities on our behalf, including the following:

a)

Leveraging experience and relationships in the financial community and energy industries for our benefit;

b)

suggesting and analyzing various corporate restructuring alternatives;

c)

analyzing cost/benefit analysis of various strategic partnerships;

d)

analyzing our strategic business model for optimum commercialization of our technology;

e)

counseling us as to strategy and tactics for effecting a potential business combination or business transaction;

f)

advising us as to the most advantageous structure and form of such a possible business combination or business transaction, including the form of any agreements related thereto;

g)

assisting us in obtaining appropriate information and in preparing due diligence presentations related to potential business combinations or business transactions;

h)

assisting us in securing a carbon credit certification, if applicable;

i)

introducing us to strategic partners, clients, government entities, certifying agencies, distributors, and licensees, as may be appropriate;

j)

assisting us in creating financial models and joint venture structures; and

k)

assisting us in negotiations related to a potential business combination or business transaction, as may be appropriate.

Effective  September 1, 2010, we appointed Ignacio Ponce De Leon as our Exclusive Representative for Latin America, in addition to the his prior appointment as Senior Economic Advisor to our Board of Directors, which was effective August 25, 2010. Ignacio Ponce De Leon received a one-time compensation fee of 2,000,000 restricted shares for each of these appointments for a total of 4,000,000 shares, and will be further compensated through success fees for his work in Latin America.

Other than the expense recorded for stock compensation during the three and nine months ended September 30, 2010, operating expenses consisted of $113,608 and $626,082 in general and administrative expenses.  In the same periods in 2009, our operating expenses included $97,072 and $345,110 in general and administrative expenses.

Net Loss

For the three and nine months ended September 30, 2010 we incurred net losses of $4,283,770 and $12,069,318 compared to net losses of $5,622,390 and $9,121,002 for the same periods for the prior year.  For the three and nine months ended September 30, 2010, we had losses from operations of $4,076,962 and $11,785,298, respectively, as outlined above, and interest expense of $101,558 and $179,760, respectively. For the same periods in the prior year, we had interest expense of $25,132 and $74,587, respectively.

We expect that losses from operations will increase during the next twelve months due to anticipated increased payroll expenses as we add necessary staff. We may also experience  increases in legal and accounting expenses associated with maintaining a reporting company.  We expect that we will continue to have net losses from operations for several years until revenues from operating facilities become sufficient to offset operating expenses, unless we are successful in the sale of license agreements for our technology.

Liquidity and Capital Resources

We have generated no revenues since inception, nor have we generated any funding through any form of private or public offering.  We have obtained cash for research and development activities and operating expenses solely through advances and/or loans from affiliates and stockholders.

Net Cash Used in Operating Activities.

Our primary sources of operating cash during the nine months ended September 30, 2010 was in the form of loans from related and unrelated parties.  Loans are in the form of notes which bear a 0% to a 10% interest rate and 12-month maturity and/or on demand. Our primary uses of funds in operations were payments made to our administrative employee, legal and professional fees, as well as travel and office expenses.

Net cash used in operating activities was $183,741 for the nine months ended September 30, 2010 compared to net cash used of $50,402 for the same period in 2009.  The increase in cash used in operating activities in 2010 was due primarily to the increased net loss discussed above. Non-cash items included shares issued for services valued at $10,718,516, depreciation expense of $153, loss on shares issued for debt of $16,500, shares issued for settlement of $2,500, loss on extinguishment of liabilities of $105,250, beneficial conversion feature on converted debt of $30,000 and interest expense converted to debt of $7,996 during the nine months ended September 30, 2010. During the nine months ended September 30, 2010, we experienced a decrease in accounts payable of $62,792, an increase in related party payables of $945,182 and an increase in accrued liabilities of $122,272.  Net cash used in operating activities from inception through September 30, 2010 totaled $2,053,618.

Net Cash Used In Investing Activities.

We did not engage in investing activities for the nine months ended September 30, 2010 or 2009.  From inception through September, 2010, net cash used in investing activities totaled $11,339 for the purchase of fixed assets and investment in joint venture.

Net Cash Provided by Financing Activities.

Net cash provided by financing activities during the nine months ended September 30, 2010 totaled $202,000, consisting of loans from third parties, loans from related parties and payments made on related party debt.  Net cash provided by financing activities for the nine months ended September 30, 2009 totaled $49,500 consisting of advances from related parties and loans from third parties. From inception through September 30, 2010, net cash provided by financing activities totaled $2,093,076 due to loans and advances from related and third parties.

Cash Position and Outstanding Indebtedness

Our total indebtedness at September 30, 2010 was $3,596,531, consisting of current liabilities of $1,198,360. Current liabilities consists primarily of accounts payable, accounts payable from related parties, debt owed to related parties, short-term debt and accrued liabilities.  At September 30, 2010, we had current assets of $28,119 in cash.  We had property, plant and equipment (net of accumulated depreciation) of $586 at September 30, 2010. As of September 30, 2010, we had a working capital deficit of $1,170,241.

Contractual Obligations and Commitments

The following table summarizes our contractual cash obligations and other commercial commitments at September 30, 2010.

	Payments due by period
	Total	Less than 1 year		1 to 3 years	3 to 5 years	After 5 years

Facility lease (1)	$9,930		$-	$-	$-	$-
SMIRSC contract (2)	8,333,000
Total contractual cash obligations	$8,342,930	$		$	$-	$-

(1)  Our lease term runs until December 31, 2010, at a minimum monthly rate of $3,310 per month for approximately 1,450 square feet.

(2) In December 2008, we signed a JV agreement with SMIRSC that requires us to make an initial payment of $1,670,000 for our initial registered capital contribution within 90 days after the final approvals, with a balance of $6,660,000 payable within 24 months. We do not yet have a certain date for the final approvals, nor have we secured the initial $1,670,000 capital contribution.

The remaining portion of our funding for our Chinese joint venture SMIRSC with will be due within twenty-four months of our receipt of the final Inner Mongolia Provincial Government approval.  Accordingly, we estimate we need to raise $3,157,815 for the balance of 2010, $7,260,149 for 2011, and $11,354,806 for 2012 in order to meet our funding commitments. SMIRSC previously provided us with documentation supporting its financial viability through an $8 billion line of credit with the state-owned China Development Bank.  However, the economic situation in China has deteriorated with the general decline in the world marketplace.  While we believe this project is of particular importance to both SMIRSC and the Chinese government, any change in SMIRSC’s ability to meet its funding obligations would place the whole project in serious jeopardy.

Our engineering consultant, Benham Companies, LLC (“Benham”) has tentatively estimated construction costs for each one million short ton coal cleaning facility of approximately $150 million (excluding land costs). We are in discussions with several interested parties who may fund some or all of the estimated costs but have no definitive agreements in place. Under the terms of our consulting agreement with Benham, we are obligated to pay to Benham a fee representing five percent of all gross revenues received by us from the sale of our technology, the operation of franchised plants utilizing the technology, or revenue received on any other basis that is related to the technology. This fee will remain in effect for a period of 15 years, commencing from the date that we receive our initial revenue stream from the Chinese or other operations. All intellectual property rights associated with new art developed by Benham remain our property, however Benham would have a “right to use” the intellectual property provided they are deployed in non-competitive projects.

We expect we will need $361,815 for general operations for the balance of our fiscal year and estimate that we will need an additional $2,120,149 to sustain operations for the next twelve months. Therefore, based on our current operational costs and including the capital requirements for our joint venture contributions, we estimate we will need a total of approximately $7,260,149 to fund the Company for the next fiscal year, and an additional $11,354,806 to continue for the following fiscal year or until the initial plant is up and running.  At this filing date, we do not have commitments for funding but intend to seek sufficient debt or equity funding to meet both our capital contribution deadlines and funding sufficient for our operations. We are also actively pursuing technology license and royalty agreements in order to begin construction of other facilities without incurring the capital costs associated with the construction of future plants.

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

ITEM 4. CONTROLS AND PROCEDURES

As of September 30, 2010, we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and  Chief  Financial  Officer  (the  same  person), of the effectiveness  of  the  design  and  operation  of  our  disclosure controls and procedures  pursuant to Exchange  Act  Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended.  Based on this evaluation, management concluded that our financial disclosure controls and procedures were not effective due to our limited internal resources and lack of ability to have multiple levels of transaction review.  We presently have only three officers and one employee. Inasmuch as there is no segregation of duties within the Company, there is no management oversight, no control documentation being produced, and no one to review control documentation if it was being produced.

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

Our technology is being marketed by a small number of the members of our management.  Our technology is being developed and refined by a small number of technical consultants. Our future success depends, to a significant extent, upon our ability to retain and attract the services of these and other key personnel.  The loss of the services of one or more members of our management team or our technical consultants could hinder our ability to effectively manage our business and implement our growth strategies.  Finding suitable replacements could be difficult, and competition for such personnel of similar experience is intense.  We do not carry key person insurance for our officers.

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

We have incurred net losses of $165,414,781 since inception. The net losses to date include large non-cash expenses recorded for share-based compensation for consultants and officer compensation.  However, in addition to the non-cash expenses, we had other operating expenses, all funded through loans from existing shareholders.  In order to meet our current operating budget and anticipated contractual obligations, we estimate that we will need an additional $3,157,815 for the balance of 2010, and $7,260,149 for 2011. At September 30, 2010, we had total liabilities of $3,596,531 and cash of only $28,119. If we cannot obtain adequate financing from new funding sources, we will be unable to continue operations or meet our contractual obligations.

Our use of equity as an alternative to cash compensation may cause excessive dilution for our current shareholders.

Due to shortage of operating funds and low liquidity, we have issued shares and warrants as compensation for services, including board and officer compensation as well as compensation for outside consultants. This form of compensation has enabled us to obtain services that would not otherwise have been available to us but it has resulted in dilution to our shareholders. Unless we are able to obtain adequate financing in the immediate future, we may be forced to continue to obtain services through the issuance of shares and warrants, resulting in additional dilution to shareholders and potentially adversely affecting any return on investment. The issuance of shares for services has consumed the majority of our previously un-issued shares, and will require the Company to increase its authorized shares in the near future.

We need immediate financing to meet our current obligations for facilities construction.

On December 2, 2008, we entered into a Cooperative Joint Venture agreement with the Sino-Mongolian International Railroad Systems Co., Ltd. The joint venture agreement will provide for the deployment of our technology into Inner Mongolia to form the foundation for a coal-to-fuel project that will commence with an initial phase for the production of 1.5 million short tons, and  eventually scale to 80 million short tons per year. On June 5, 2009, the joint venture company was issued a Certifcate of Approval (Operating License) under a new name of Inner Mongolian Nuomenhan Clean Coal Company, Ltd, which better reflects the nature of the joint venture’s business. A required feasibility study was completed by the Shanghai Chemical Engineering Incorporation (SCEI) in April 2009. The award of the Chinese Government’s Certificate of Approval was issued on June 5, 2009. Despite having a fully executed contract that was signed in Washington D.C on December, 2008, we are currently awaiting the project’s final approval by the Inner Mongolia Provincial Government which we had anticipated would take place during the third quarter, but due to circumstances outside our control, should now take place during the fourth quarter, 2010. Once this approval is obtained we will be able to commence the staffing of our joint venture operation,  finalize our  funding activities and sub-contracts with local services and materials suppliers in addition to those with our primary engineering contractors in the US and Canada, complete the final design, and commence construction, which we hope will begin during the first quarter, 2011.This time frame represents a further delay in our original estimate for the beginning of the initial construction of the facility due primarily to delays in the completion and acceptance of the myriad of environmental impact, health and safety, land use, and human resources studies required by the Chinese government. Additionally, this is the first international joint venture undertaken by the local Regional Government which has created further administrative and procedural delays.

To meet our obligations under the JV agreement, once final approval is received we are required to obtain substantial amounts of financing ($1,670,000 for our initial registered capital contribution within 90-days, with a balance of $6,630,000 payable within 24 months from the completion of the feasibility study). We do not have such financing in place or available to us. Inability to construct the facility or to finance the construction thereof on acceptable terms, will adversely affect our financial condition.

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

-

the cost and availability of emissions-reducing equipment or competing technologies; failure of governments to implement and enforce new environmental standards;

-

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

-

availability of suitable consumers of chemical by-product produced by our process;

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

During the quarter ended September 30, 2010, we issued 840,231 common shares for debt.

The above shares were issued in reliance on the exemption from registration pursuant to Section 4(2) of the Securities Act of 1933, as amended, and the regulations promulgated thereunder. The transactions were issuances for services performed, the transactions were all privately negotiated and none involved any kind of public solicitation.

.ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.  RESERVED

ITEM 5.  OTHER INFORMATION

On October 14, 2010, the Company filed PCT International Patent applications based on our revised design in India, China, Indonesia, Australia, South Africa, Colombia, Brazil, Chiloe, and the Republic of Mongolia.  These were filed by our patent attorneys Nixon & Vanderhye P.C. at a cost of $33,000. On October 15, 2010, the Company filed the PCT national phase application for its revised design as contained in PCT/US2008/060364.

On October 25, 2010, Clean Coal received official project and environmental approval for the initial construction of a clean coal facility with a production capacity of 1.5 million metric tons:

Project Approval - The approval is issued by Inner Mongolia Autonomous Region Development and Reform Commission (“IMDRC”), which is a local branch of National Development and Reform Commission (“NDRC”) at provincial level.  In China, the local branch of NDRC at the provincial level has the purview to approve projects with total investments of less than US$100 million.  The total investment of JV project is US$99.99 million as prescribed in the JV Contract and 636.05 million RMB Yuan (approximately US$ 95.50 million at the current exchange rate) as stated in the approval, neither of which exceeds the threshold of IMDRCs’ purview.  Therefore, the IMDRC is the competent authority to issue the approval for the project.

-

The approval was printed on the letterhead of the IMDRC.  The format of the approval is basically consistent with the project approvals of other projects and it is stamped with the seal of the IMDRC.

-

The approval includes the following contents: the parties to the JV, the site of the project, the construction scale and product plan, the total investment and source of funding, instruction on the satisfaction of all conditions required for the construction of the project, confirmation on the project’s status of encouraged industry, requirement on obtaining all other necessary approvals before the construction of the project and the validity of the approval.  Among the above contents, the following issues were noted:

o

In the approval, the investment of the Chinese party is RMB 7.5 million which accounts for 75% of the registered capital of the JV and the investment of CCTI is RMB 2.5 million which accounts for 25% of the registered capital of the JV.  This means that the total amount of the registered capital is RMB 10 million, which is different from the number in the JV Contract (US$33.33 million), and the percentage of the approved registered capital against the total investment is less than the requirement of 1/3 for projects with total investments exceeding US$30 million. The JV partners will file an application to increase the registered capital to comply with the JV Contract and project funding requirements.

o

The total investment of JV project in the approval is 636.05 million RMB Yuan which is approximately US$ 95.50 million at the current exchange rate and is slightly different from US$99.99 million as prescribed in the JV Contract.

o

The approval is valid for two years from the date of approval.

Environmental Approval - The approval is issued by the Inner Mongolia Autonomous Region Environmental Protection Department (“IMEPD”).  IMEPD is the local branch of Ministry of Environmental Protection of the People’s Republic of China (“MEP”) at provincial level.  Generally, the environmental approval of a project shall be issued by the environmental protection authority at the same level as the development and reform commission approving the project.  Therefore, IMEPD is the competent authority to issue the environmental approval for the project.

-

The approval was printed on the letterhead of IMEPD.  The format of the approval is basically consistent with the environmental approvals of other project that we have handled in the past, and it is stamped with the seal of IMEPD.

-

The approval documents authorized the JV to proceed with the project in accordance with the nature, scale, site, process and environmental protection measures of the project as stated in the environmental impact report submitted, and listed eight key points which need to be receive special attention to during the construction of the project.

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

Dated: November 12, 2010

/s/ Robin T. Eves
Robin T. Eves
President, CEO, and Acting Chief Financial Officer