Form 10-K
period 2010-12-31
Clean Coal Technologies Inc.
filed 2011-03-25
CIK 1445109

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

FORM 10-K

(Mark One)

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the year ended:

December 31, 2010

[  ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ____________________ to ____________________.

Commission file number:  000-53557

CLEAN COAL TECHNOLOGIES, INC.

 (Exact name of small business issuer as specified in its charter)

NEVADA	26-1079442
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

295 Madison Avenue (12th Floor), New York, NY	10017
(Address of principal executive offices)	(Zip Code)

(646) 710-3549 (Issuer’s telephone number)

Securities registered pursuant to Section 12(b) of the Exchange Act:

Title of each class	Name of each exchange on which registered
None	N/A

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

Large accelerated filer  ☐      Accelerated filer ☐         Non-accelerated filer    ☐     Smaller reporting company ☒

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). YES ☐  NO ☒

On March 22, 2011, there were 538,987,794 shares of common stock of the Registrant outstanding, and the market value of common stock held by non-affiliates was $15,839,989 (based upon the closing price of $0.031 per share of common stock as quoted on the Pink Sheets of the National Quotation Bureau).

Documents Incorporated by Reference

None.

ii

CLEAN COAL TECHNOLOGIES, INC.

2010 ANNUAL REPORT ON FORM 10-K

TABLE OF CONTENTS

iii

PART I

ITEM 1.  BUSINESS

Forward-Looking and Cautionary Statements

Except for statements of historical fact, certain information in this document contains “forward-looking statements” that involve substantial risks and uncertainties.  You can identify these statements by forward-looking words such as “anticipate,” “believe,” “could,” “estimate,” “expect,” “intend,” “may,” “should,” “would,” or similar words.  The statements that contain these or similar words should be read carefully because these statements discuss our future expectations, contain projections of our future results of operations, or of our financial position, or state other “forward-looking” information.  Clean Coal believes that it is important to communicate our future expectations to our investors.  However, there may be events in the future that we are not able to accurately predict or control.  Further, we urge you to be cautious of the forward-looking statements that are contained in this Annual Report because they involve risks, uncertainties and other factors affecting our technology, planned operations, market growth, products and licenses.  These factors may cause our actual results and achievements, whether expressed or implied, to differ materially from the expectations we describe in our forward-looking statements.  The occurrence of any of these events could have a material adverse effect on our business, results of operations and financial position.

Overview

Clean Coal Technologies, Inc. (“We,” “Company” or “Clean Coal”) owns a patented technology that we believe will provide cleaner energy at low costs through the use of the world’s most abundant fossil fuel, coal.  Our technology is designed to utilize controlled heat to extract and capture pollutants and moisture from low-rank coal, transforming it into a cleaner-burning, more energy-efficient fuel prior to combustion.  Our proprietary coal cleaning process is designed to ensure that the carbon in coal maintains its structural integrity during the heating process while the volatile matter (polluting material) within the coal turns into a gaseous state and is removed from the coal.

Current or Pending Projects.

Huamin Senior Fund Holding Group. On December 14, 2010, we announced the signing of a Memorandum of Understanding (MOU) with the Huamin Senior Fund Holding Group Co., Ltd., for our first technology license and royalty agreement to build an initial clean coal facility with a capacity of 1.5M tons in China. Under the terms of the MOU, CCTI commenced initial contractual discussions on December 14, 2010, which are still in process, and are expected to be completed during April, 2011. Under the proposed contract, Huamin will obtain funding for all infrastructure development, coal assets, administration, and technical resources. Huamin will contract directly with our engineering consultant, SAIC Energy, Environment & Infrastructure, LLC, “SEE&I”, (formerly Benham), a division of Science Applications International Corporation (“SAIC”),   for the engineering design, procurement and construction of the new facility.

Under our proposed agreement with Huamin, CCTI will receive one-time license fees of $1,000,000 per million tons of production, and an ongoing royalty fee of a minimum of $1.00 for each ton of clean coal produced. Initial revenues will be $500,000 at the time of feasibility study approval, with an additional $500,000 ninety (90) days thereafter, and the final installment of $500,000 which will be payable ninety (90) days following Huamin’s acceptance of the plant’s production. . Subject to the success of the initial phase, Huamin will commit to an incremental production capacity of 5.0M tons per annum. As this is a license/royalty agreement as compared to a joint venture agreement, Huamin anticipates an accelerated approval process which should not exceed six months, particularly as the majority of the government requirements have previously been developed and accepted for our Inner Mongolia project.

Sino-Mongolia International Railroad Systems. Despite having signed a contract in December 2008 with our Chinese joint venture partner, the Sino-Mongolia International Railroad Systems, Co. Ltd. of Inner Mongolia Autonomous Region, PRC (SMIRSC), our technology has not yet been installed in an operating commercial facility and we cannot currently estimate when a first phase operational plant will be completed.

On October 26, 2010 we received the project’s final approval from the Chinese Government after the completion and acceptance of a myriad of environmental impact, health and safety, land use, and human resources studies required by the Chinese government.

Subsequent to the award of our permits, we have been unable to validate that our majority partner, Sino-Mongolia Railroad Systems, will be able to fully comply with its contractual obligations, and are seeking verification  of key elements of his business plan including verification of financial commitments, staffing, coal sourcing, material transport, and supply and off-take agreements. Additionally, our partner Sino-Mongolia Railroad Systems may have sold a portion of his interest in his portion of the joint venture, which would be a violation of the terms of joint venture contract, the implications of which, CCTI is attempting to determine.

Suspended Projects.

INK Global Consulting. On December 18, 2009, we signed an exclusive Technology Licensing Agreement (TLA) with INK Global Consulting for the deployment of our technology in India.  The TLA provided for the funding and construction of clean coal facilities for an increasing production capacity of 100 million tons annually, over a ten year period. Whereas the initial license fee was payable as of the end of January 2010, the parties determined that the business model originally contemplated between CCTI and INK Global Consulting under the exclusive Technology Licensing Agreement was inappropriate, and consequently CCTI cancelled the agreement effective May 8, 2010. CCTI’s subsequent business development activities in India are now primarily focused through MMB, with whom we signed a consulting agreement to provide strategic services in August, 2010. .

Tianjin Tianning Coal Traders, On February 11, 2010, we signed a Memorandum of Understanding (MOU) (Framework Agreement) under which Tianjin Tianning Coal Traders, Co., Ltd.; (TTCT) would finance and construct an initial 1.5 million ton clean coal facility in Inner Mongolia under a Technology Licensing Agreement (TLA). The MOU provided for us to receive the initial TLA fee of $1.0 million dollars in three tranches, i.e. 30% payable on the delivery of the government mandated Feasibility Study, a further 30% payable six months after the delivery of the Feasibility Study, and the final 40% within 3 months of the commencement of the initial clean coal production. Additionally, we were to receive a royalty of $2.00 per ton of all finished product produced, excluding that produced for testing and qualification. At this time we have suspended this opportunity pending Tianjin’s securing and developing the necessary coal assets to justify our continued participation and joint collaboration.

 Consultant Activities.

MMB has been in direct contact with two world-class coal mining groups in Indonesia and has been in direct negotiation with the owner of a world-class reserve of bituminous coal in the Republic of Mongolia with a view to deploying CCTI’s technology. In India, MMB has been in preliminary discussions for the potential deployment of CCTI’s technology in two coal operating divisions of a large power company. In addition, MMB has been involved in conducting due diligence on a potential partner in Kentucky., and through its associates, continues to look for commercial opportunities in India, China, Indonesia and Mongolia.

MBA, Inc., a Tennessee-based consulting group  has contracted with  SAIC Energy, Environment & Infrastructure, LLC (SEE&I) to assist in arranging  engineering, procurement, construction and maintenance services with a large Tennessee utility.  Other initiatives currently underway in Texas include MBA’s discussions with several South West utility companies that have expressed interest in deploying CCTI’s technology, and looking to expand their relationship with our Company.

History

The Company was originally chartered in the state of Delaware on September 17, 1986 under the name Video Delivery Inc. In September 2007, we changed our domicile to Nevada and changed our name to Clean Coal Technologies, Inc.  On November 19, 2007 we completed a share exchange agreement with Clean Coal Systems, Inc, a Florida corporation (“CCSI”) whereby we exchanged 294,784,480 (as adjusted after stock splits) common shares for all of the outstanding stock of CCSI. The combined companies now operate under the name Clean Coal Technologies, Inc.  CCSI was incorporated in Florida on May 7, 2007.  Prior to the merger with the Company, CCSI merged with Saudi American Minerals, Inc. (“SAMI”) on September 7, 2007.  CCSI did not have any operations prior to the merger with SAMI.  SAMI was originally incorporated as Golden Triangle Corporation (“Golden”) on October 20, 1997 in the State of Nevada. In June 1998, Golden merged with Consolidated Energy International, Inc., and in October 1999 changed its name to Saudi American Minerals, Inc.

Technology

Our coal treating process extracts the volatile matter (solidified gases or pollutant material) from standard low-rank coal by heating coal as it transitions through several disparate heat chambers, causing the volatile matter to turn to gas and escape the coal, leaving behind a clean-burning fuel source.   Historically, the primary technological challenge of extracting this volatile matter has been maintaining the structural and chemical integrity of the carbon, while achieving enough heat to turn the volatile matter into a gaseous state.    Heating coal to temperatures well in excess of 400º Fahrenheit is necessary to quickly turn volatile matter gaseous. However, heating coal to these temperatures has generally caused the carbon in the coal to disintegrate into an unusable fine powder (coal dusting).  Our patented flow process transitions the coal through several atmospherically independent heat chambers controlled at increasingly higher temperatures.  These heat chambers are infused with inert gases, primarily carbon dioxide (CO2), preventing the carbon from combusting.  We have identified the optimum combination of atmospheres, levels of inert gases, transport speed, and temperatures necessary to quickly extract and capture volatile matter, while maintaining the structural and chemical integrity of the coal.  Using our technology, we are able to capture the volatile gases that escape the coal, and to utilize some of these gases to fuel the process, while others are captured in the form of usable byproducts, to potentially provide an ancillary revenue stream.  Depending on the characteristics of the coal being cleaned, the flow processing time is expected to be in the range of 12 to 18 minutes.

As part of the process to commercialize our technology, on December 31, 2007, we entered into an agreement with our engineering consultant, SAIC Energy, Environment & Infrastructure, LLC, “SEE&I”, (formerly Benham), a division of Science Applications International Corporation (“SAIC”).  The contract was revised on August 21, 2008 and provides for the engineering design, procurement and construction of our initial plant in China, and those to be built in the U.S.A., and other countries.  SEE&I’s design provides for the deployment of standard operational modules, each with annual capacity of 166,000 metric tons, providing the flexibility to be configured in accordance with customers’ individual production capacity requirements.  SEE&I’s  is confident that our coal cleaning process will typically be  energy self-sufficient, relying upon captured methane and other byproducts to fuel the coal cleaning process.

Although we have not yet built a model that meets commercially acceptable specifications, , our  technology has been tested and proven under laboratory and pilot scale conditions in Pittsburg, PA, , and the results have been studied by SEE&I, SAIC  and certain joint venture candidates. These tests, coupled to our 2002 patent award, formed the basis of the conceptual design developed by SEE&I for our commercial model.  We have also benchmarked our technology against the Carnegie Mellon simulation model with excellent results. Testing has shown no evidence of coal dusting, self-combustion, moisture re-absorption, or other technical concerns that might hinder commercialization.

We believe that our technology has three distinct primary applications: the cleaning of coal for direct use as fuel for power stations and other industrial and commercial applications, the extraction of potentially valuable chemical by-products for commercial sale, and the use of processed coal as a feed stock for gasification and liquefaction (CTG & CTL) projects.  While we believe each application offers vast potential for commercialization, our market entry strategy is focused on what we believe is our most immediate opportunity, the production of clean coal for the energy sector.

Our process derivatives are broadly characterized by the following three elements which vary according to the source coal characteristics:

The first stream is predominantly water that is extracted from the coal.  Although expected to be 100% pure (water removed from coal is condensed from its vapor state), it may contain some contaminants.

The second stream is the condensed light hydrocarbons.  This could be the most valuable component of the liquid products from the CCTI process.  It is anticipated that this product will resemble a crude oil (probably sweet crude if the sulfur content of the feed coal is low) resulting in a readily-marketable product.

The third stream is the heavy tar-like liquid potential marketable to the asphalt and coal tar industry.

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

We also intend to co-locate our facilities with both new and existing coal-burning power plants.  The proposed footprint of the facilities is expected to be 15 to 20 acres for small capacity plants, including land for the storage of clean coal.  We believe that the majority of the plant components are commercially available, and the only significant custom components are related to our proprietary thermal chambers and control software. This strategy greatly reduces the risks that would be associated with the incorporation of new technologies, or unproven components. However, our technology has not yet been installed in an operating commercial facility and we cannot currently estimate when an operational plant might be constructed.

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

Pollution reduction: By heating coal prior to combustion, we are able to extract volatile matter (pollutants in the form of solidified gases) from the coal in a controlled environment, transforming coal with high levels of impurities, contaminants and other polluting elements into a more efficient , cleaner  source of high energy, lower polluting fuel. Testing has demonstrated that our process removes a substantial percentage of harmful pollutants, including mercury.

Lower cost of operation: We believe that our process will be a relatively low-cost solution to the reduction of pollution at coal-fired power facilities.  SEE&I (formerly Benham), our engineering consulting firm, believes that our coal cleaning process will typically not require any external energy  and can be fully fueled by the methane and other byproducts that the process captures from raw coal.  This effective use of byproducts contrasts markedly with emissions scrubbers that generally use a portion of the generated power and have high initial capital and maintenance costs. In addition, our process may have certain advantages in terms of the pollutants removed that can be utilized in a complementary manner with other processes including scrubbers.

Increased flexibility in feedstock: Our process eliminates both the moisture and volatile matter in raw coal, increasing the heat capacity of standard sub-bituminous low-rank raw coal from approximately 8,000 BTUs to an average of 12,500 BTUs.  We believe the process can increase heat capacity of lignite raw coal ranging from 4,000-7,000 BTUs to a range of 9,000-10,000 BTUs.  As the worldwide supply of high-BTU bituminous coal dwindles, our technology may enable coal-fired plants to effectively utilize the abundance of low-rank coal.

Favorable price arbitrage: Low-rank coal with a heat capacity of 7,000 – 9,000 BTUs currently sells for approximately $13 per ton, compared to high-BTU bituminous coal with a heat capacity of 10,000+ BTUs, which sells for $41 - $77 per ton, according to U.S. Energy Information Administration (EIA) figures published in January, 2011.  Our process essentially transforms low-grade coal into bituminous coal at a direct cost of an estimated $3 - $4 per ton, capturing the value of higher-grade coal prices.

Potential tax benefits: We believe clean coal production tax credits may potentially be available for coal processed in facilities utilizing our technology.  While these credits expired on January 1, 2009, Congress may consider legislation extending the credits.

Competition

The majority of our competitors are focused on increasing the BTU (calorific value) characteristics of coal by removing the inherent moisture contained in coal. Our process not only removes the moisture, but also removes the harmful volatiles and pollutants which we capture as a chemical “soup” that may be further refined by us, or sold directly to chemical manufacturers, or refineries as a complementary revenue source. Additionally, we believe our process is typically self-sufficient in that its energy needs will be provided by the process itself, and requires no external energy provisions.

 We consider our most direct competition in the reduction of coal emissions comes from companies offering two types of treatments: (i) pre-combustion cleaning designed to remove impurities; (ii) post-combustion filtering or “scrubbers” designed to filter released gases.

Competitors in the pre-combustion area include Evergreen Energy, Inc. (“Evergreen”), CoalTek, Inc. (“CoalTek”), GTL Energy (“GTL”) and White Energy (“White Energy”), both the latter of which are Australian companies. Evergreen, based in Denver, Colorado, developed a technology primarily focused on reducing the moisture in raw coal to increase its heating capacity. The Evergreen process requires external energy sources and removes less moisture than that of CCTI. CoalTek, based in Tucker, Georgia, claims its patent-pending process uses electromagnetic energy to reduce contaminants and moisture in coal prior to combustion.  While public information is limited, we believe the amount of energy necessary to run the electromagnetic process may offset any economic benefits of the upgraded coal. The Australian processes use a combination of heat and compaction to remove moisture from coal.  White Energy claims that compaction generates close bonding between the dried coal particles to form a high density, higher energy content briquette.  Energy requirements for heating coal an operating a pelletizer are typically large but no basis or explanation is provided for the favorable cost numbers published by White Energy.  CoalTek, GTL and White Energy technologies are focused solely on the removal of moisture and do not address the removal of harmful chemicals associated with the burning of coal.

Competitors in the post-combustion area include companies such as Babcock & Wilcox Company (Lynchburg, Virginia) and Foster-Wheeler (Clinton, New Jersey), as well as various smaller companies that produce various kinds of scrubbers.  Scrubbers remove particulates and gases from exhaust streams after coal has combusted.  These devices are generally expensive to manufacture and install initially, as well as expensive to operate due to power requirements that consume a significant percentage of power output.  They may also require frequent and costly maintain due to the corrosive nature of some of the combustion products, and they can generate large amounts of waste. There are several companies that are developing technologies to capture CO2, but at this stage, these technologies do not address all pollutants, nor are they energy neutral.

Indirect  competition comes from alternative low-pollution energy sources, including: wind, bio-fuels and solar; all of which need additional technological advancements, cost reduction and universal acceptance to be able to produce power at the scale of coal-fueled plants, which today produce 43% of world’s electricity according to U.S. Department of Energy figures published in May 2008.

Patents

Our technology is the subject of U.S. patent #6,447,559, “Treatment of Coal” which was issued in 2002 and expires in 2019.  We filed a PCT continuous patent application with this U.S. patent on February 1, 2006, and, in accordance with this, patents have been applied for in China and other targeted market countries.  China, like many other countries, maintains a “first-to-file” rule that should provide us with IP protection in advance of the actual patent grant. On February 2, 2011 CCTI was awarded a continuation patent #7,879,117.

On October 14, 2010, the Company filed PCT International Patent applications based on our revised design in India, China, Indonesia, Australia, South Africa, Colombia, Brazil, Chile, and the Republic of Mongolia.  These were filed by our patent attorneys Nixon & Vanderhye P.C. at a cost of $33,000. On October 15, 2010, the Company filed the PCT national phase application for its revised design as contained in PCT/US2008/060364.

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

In conjunction with SEE&I’s commercialization design of the original patent, we filed for an additional patent on March 31, 2008.  We filed a PCT application with this as well, affording it the same protection as noted above.  The March 31, 2008 application details the process of using byproducts to power the process, and details a simpler, vertical factory design with proprietary seals that help preserve the atmosphere of each chamber, compared to a horizontal design in the original filing.  This application goes into great detail regarding the byproducts of the coal and their capture.

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

Continuation patent application directed to process for treating coal to enhance its rank.	Pending US Application11/344,179 issued as Patent 7,879,117B2	02/01/2011	Continuation of parent USP 6,447,559 – seeking broader protection
	Pending in China 818174.8	11/02/2000	Counterpart to ‘559 US patent
	Granted in Canada 2,389,970	11/02/2000	Counterpart to ‘559 US patent
	Pending in EPO 992027.3	11/02/2000	Counterpart to ‘559 US patent
	Pending in Indonesia W-00200201274	11/02/2000	Counterpart to ‘559 US patent
	Pending in Hong Kong 3107833.3	10/30/2003	Counterpart to ‘559 US patent
Coal Enhancement Process	Pending PCT/US2008 International application designating all countries	4/15/08

Improved process for increasing rank of biomass which reduces the time, capitalization, and production costs required to produce coal of enhanced rank, thus substantially increasing the cost effectiveness and production rate over prior processes.

	Pending: Australia, Brazil, Chile, China, Colombia, India, Indonesia, South Africa, Republic of Mongolia.	10/14/2010	Additional PCT international Patent applications filed.

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

Any international plants will also be subject to various permitting and operational regulations specific to each country. International initiatives, such as the Kyoto Protocol/Copenhagen Accord, are expected to create increasing pressures on the electric power generation industry on a world-wide basis to reduce emissions of various pollutants, which management expects will create additional demand for our technology.

Research and Development

Over the years the Company has had an active R&D effort estimated at some ten million dollars, including  $226,771 during the fiscal year ended December 31, 2008 on research development, and $4,120 during the fiscal year ended December 31, 2007. Research and development activities since their inception in 1998 have included the development of the original patented process and subsequent refinements as well as costs for coal tests that have been conducted on a wide range of international and domestic samples.  Our current projection for proposed research and development expenditures, including SEE&I Engineering for the balance of fiscal 2011 is approximately $5,000,000, which is primarily allocated for software development and further refinements associated with our proposed commercialization of our initial product design, however we do not currently have funds available for such expenditures.  If funding is available, we may also continue to evaluate complementary technologies that we believe will further strengthen the appeal of our overall product offerings. These complementary technologies may include carbon dioxide (CO2) capture and separation, clean water initiatives, and alternative uses for our technology within the bio-mass market segment.

Employees

As of December 31, 2010, we had three full-time officers, and one full-time employee.  President and CEO Robin Eves and Chief Operations Officer Douglas Hague have written employment agreements, and our other employee is at-will. Douglas Hague’s contract expired on December 31, 2010, and is currently under re-negotiation. The Board of Directors appointed Dr. Mitch Shapiro to serve as the Company’s Secretary for which he will receive no additional compensation, other than that paid as a Director.

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

We have limited experience in the commercial marketing arena, limited sales and marketing experience, and limited staff and support systems, especially compared to other competitors in the energy industry.  In order to become profitable through the commercialization of our technology, it must be cost-effective and economical to implement on a commercial scale.  Furthermore, if our technology does not achieve, or if it is unable to maintain, market acceptance or regulatory approval, we may not be profitable.

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

We have incurred net losses of $168,315,850 since inception. The net losses to date include large non-cash expenses recorded for share-based compensation for consultants and officer compensation.  However, in addition to the non-cash expenses, we had other operating expenses, all funded through loans from existing shareholders.  In order to meet our current operating budget and anticipated contractual obligations, we estimate that we will need an additional $9,948,965 for the balance of 2011, and $12,319,456 for 2012, based on our current contractual obligations. At December 31, 2010, we had total liabilities of $2,498,992 and cash of only $5,446. If we cannot obtain adequate financing from new funding sources, we will be unable to continue operations or meet our contractual obligations.

Our use of equity as an alternative to cash compensation may cause excessive dilution for our current shareholders.

Due to shortage of operating funds and low liquidity, we have issued shares and warrants as compensation for services, including board and officer compensation as well as compensation for outside consultants and other services. This form of compensation has enabled us to obtain services that would not otherwise have been available to us but it has resulted in dilution to our shareholders. Unless we are able to obtain adequate financing in the immediate future, we may be forced to continue to obtain services through the issuance of shares and warrants, resulting in additional dilution to shareholders and potentially adversely affecting any return on investment. The issuance of shares for services has consumed the majority of our previously un-issued shares, and will require the Company to increase its authorized shares in the near future.

We need immediate financing to meet our current obligations for facilities construction.

On December 2, 2008, we entered into a Cooperative Joint Venture agreement with the Sino-Mongolian International Railroad Systems Co., Ltd. The joint venture agreement will provide for the deployment of our technology into Inner Mongolia to form the foundation for a coal-to-fuel project that will commence with an initial phase for the production of 1.5 million short tons, and eventually scale to 80 million short tons per year. On June 5, 2009, the joint venture company was issued a Certificate of Approval (Operating License) under a new name of Inner Mongolian Nuomenhan Clean Coal Company, Ltd, which better reflects the nature of the joint venture’s business. A required feasibility study was completed by the Shanghai Chemical Engineering Incorporation (SCEI) in April 2009. The award of the Chinese Government’s Certificate of Approval was issued on June 5, 2009. On October 26, 2010 we received the project’s final approval from the Chinese Government after the completion and acceptance of a myriad of environmental impact, health and safety, land use, and human resources studies required by the Chinese government.

Subsequent to the award of our permits, we have been unable to validate that our majority partner, Sino-Mongolia Railroad Systems, will be able to fully comply with its contractual obligations, and are seeking verification  of key elements of his business plan including verification of financial commitments, staffing, coal sourcing, material transport, and supply and off-take agreements. Additionally, our partner Sino-Mongolia Railroad Systems may have sold a portion of his interest in his portion of the joint venture, which would be a violation of the terms of joint venture contract, the implications of which, CCTI is attempting to determine.

Notwithstanding the resolution of the above, should the Company elect to go forward and meet our obligations under the current JV agreement, we would be required, assuming the extension of our license  to obtain substantial amounts of financing ($1,670,000) for our initial registered capital contribution,   with a balance of $6,630,000 payable within a further 24 months.  We do not have such financing in place or available to us. Inability to construct the facility, or to finance the construction thereof on acceptable terms, will adversely affect our financial condition.

Construction of future facilities will require substantial lead time and significant additional financing.

Our only existing contract to date is with the Sino Mongolian Railroad Systems. Additional potential contracts to construct additional facilities are subject to the outcome of several negotiations, as previously discussed.  To the extent that we have secured joint venture or partnership agreements and identified appropriate sites for future facilities or agreed with utilities or other businesses to construct such facilities, we are required to begin a lengthy permitting and construction process. We estimate that it could take at least six months or longer to obtain necessary permits and approvals and that, depending on local circumstances, the required time could be much longer. For plant construction, we could expect to incur construction expenses well in advance of any revenues and would be required to secure relatively long term financing for such construction, which financing may not be available to us. Consequently, the Company has adopted a primary strategy to offer our technology through licensing and royalty agreements, thereby negating the complexities of operating foreign joint venture operations, and the need to raise large amounts of capital.

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

ITEM 1B. UNRESOLVED STAFF COMMENTS

None.

ITEM 2. PROPERTIES

We have leased executive office space at 295 Madison Avenue, New York, NY 10017 at a monthly rate of approximately $1,800 per month.  Additionally, we lease space for our operations office at 12518 W. Atlantic Blvd, Coral Springs, Florida 33071.  The Coral Springs lease term runs until December 31, 2011, at a monthly rate of approximately $3,384 per month for approximately 1,450 square feet.  The New York lease expires on June 30, 2011 with an extension option. We believe these premises are adequate for our immediate needs.

ITEM 3. LEGAL PROCEEDINGS

Clean Coal Technologies, Inc., and its Chief Operations Officer, Douglas Hague in addition to affiliate Larry Hunt and consultant CJ Douglas, were named as co-defendants in a lawsuit filed by a shareholder in the 15th Judicial Circuit Court in and for West Palm Beach County, Florida, Case No. 50 2010CA 028706XXXX MB on or about November 24, 2010.   Plaintiff has not made a specific demand for damages; however, plaintiff has made a general demand for damages in order to meet the Court's jurisdictional limits, which is a standard disclosure.   We vigorously defended this action that the Company and its attorneys regard as absolutely frivolous, baseless and without merit. On January 24, 2011  attorneys for the plaintiff agreed to the entry of an order dismissing their lawsuit, without prejudice, allowing them twenty days to file an Amended Complaint.  Attorneys for the plaintiff filed an Amended Complaint on February 22, 2011 under the same case number.  We will continue to vigorously defend the action and we do not believe that the action will be materially adverse to the company.  Our attorneys have put the plaintiff’s counsel on notice of its intent to seek sanctions against both the   plaintiff, and the plaintiff’s counsel pursuant to Florida Statute Sec.57.105. Further, the defendants have moved dismiss the action on the basis that the Plaintiff has procedurally, factually, and legally failed to state a cause of action up which relief can be granted.  In the event that this case should be advanced, we believe that we have meritorious defenses to all claims; however, an adverse decision would materially and adversely impact us.

ITEM 4: RESERVED

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASE OF EQUITY SECURITIES

Market Information

 Our common stock has traded on a fully reporting basis (OTCQB) on the Pink Sheets of the National Quotation Bureau under the symbol CCTC since October 12, 2007. The following table sets forth the high and low bid prices for the Company’s common stock for the periods indicated. The prices below reflect inter-dealer quotations, without retail mark-up, mark-down or commissions and may not represent actual transactions.

Quarter Ended	Low	High	Free Trading Shares Outstanding
31-Dec-10	$0.03	$0.03	228,695,033
30-Sep-10	$0.05	$0.05	198,469,406
30-Jun-10	$0.05	$0.06	170,230,550
31-Mar-10	$0.13	$0.14	109,862,722
31-Dec-09	$1.20	$1.41	1,712,136
30-Sep-09	$1.68	$1.90	1,712,136
30-Jun-09	$2.12	$2.32	1,712,136
31-Mar-09	$2.83	$3.14	1,712,136

Prior to the one year anniversary of the Company’s Form 10 registration filing on January 14, 2009, our common stock was thinly traded on the Pink Sheets. As of January 14, 2010, CCTI had 1,712,136 free trading shares, and 423,998,140 restricted shares, the latter of which became eligible for resale into the public market through a bona fide sale, which has resulted in increased sales volumes, and consequential price erosion. As of February 16, 2010, the float increased from 1,712,136 to 60,607,905. As of March 1, 2010, the float had increased to 95,132,922 shares.

The closing price of our common stock as quoted on the Pink Sheets on March 22, 2011 was $0.031per share. As of March 22, 2011, there were approximately 1,887 holders of record of our common stock and 538,987,794 shares of common stock outstanding based on information provided by our transfer agent, Worldwide Stock Transfer, LLC.

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

Issuer Purchases of Equity Securities

During the year ended December 31, 2010, we did not purchase any of our own equity securities.

Recent Issues and Sales of Unregistered Securities

There has been one sale of securities for the year ending December 31, 2010, and no sales of unregistered securities for the year ended December 31, 2009.  The single sale of securities was to the Company’s Consultant to the Board of Directors, Ignacio Ponce De Leon, a related party, on November 9, 2010, for 2,000,000 shares at the current price of $0.04 per share for a total of $80,000. Shares issued for services in the years ended December 31, 2010 and 2009 are detailed below.

Issued for Services and Debt

On December, 15, 2010 we issued a total of 17,757,201 conversion shares to the beneficiaries of the debenture agreements detailed below. This disbursement represented 50% of the Company’s obligation to the beneficiaries and all interest accrued as of that date, the balance of which have a maturity date of June 30, 2012, however can be converted on June 30, 2011. The debenture conversion price was $0.07025 at an annual interest rate of 4%.

DATE OF		AMT. OF	50% OF	INTEREST	CONVERSION	AMT OF
DEBENTURE	NAME	DEB.	DEB.	DUE	AMOUNT	STK @ .07025
6/30/2010	Douglas Hague	$ 765,404.93	$ 382,702.47	$ 15,433.92	$ 398,136.39	5,667,422
6/30/2010	C J Douglas	$ 1,376,849.40	$ 688,424.70	$ 27,763.32	$ 716,188.02	10,194,847
6/30/2010	Edward Jennings	$ 47,583.92	$ 23,791.96	$ 959.50	$ 24,751.46	352,334
6/30/2010	Mitchell Shapiro	$ 45,916.92	$ 22,958.46	$ 925.89	$ 23,884.35	339,991
6/30/2010	Stewart Ashton	$ 48,166.25	$ 24,083.13	$ 971.24	$ 25,054.37	356,646
6/30/2010	Richard Young	$ 52,416.91	$ 26,208.46	$ 1,056.95	$ 27,265.41	388,120
6/30/2010	Jeff Miller	$ 10,000.00	$ 5,000.00	$ 201.64	$ 5,201.64	74,045
6/30/2010	Jay Lasner	$ 38,333.00	$ 19,166.50	$ 772.96	$ 19,939.46	283,836
6/30/2010	Joel Marcus	$ 13,500.00	$ 6,750.00	$ 272.22	$ 7,022.22	99,960

	TOTAL	$ 2,398,171.33	$ 1,199,085.67	$ 48,357.64	$ 1,247,443.31	17,757,201

On December 15, 2010, Clean Coal issued 50,000 common shares to Giselle Santos, our Administrative Assistant, as a bonus for a value of $1,675.

On December 15, 2010, Clean Coal issued 150,000 common shares as a bonus to Nancy Randall for a value of $5,025.

On December 15, 2010, Clean Coal Issued 250,000 common shares as a bonus to Rocky Lapomardo, a non-related party at a value of $8,375.

On December 15, 2010, Clean Coal issued 5,151,516 common shares as a final installment to Douglas Hague per his employment agreement at a value of $7,588,231.

Between September 12 and December 15, 2010, Clean Coal issued a total of 7,000,000 common shares to MMB, 4,000,000 under their existing consulting contract, and 3,000,000 as a bonus at a total value of $297,000.

On December 15, 2010, Clean Coal issued 1,000,000 common shares for consulting services to Jeffery T. Buxton for a value of $33,500.

On December 15, 2010, Clean Coal issued 500,000 common shares for consulting services to Anil P. Dang for a total value $16,750.

On December 10, 2010, Clean Coal issued 4,000,000 common shares to Mitchell Pasin for consulting services rendered for a total value of $160,000.

On November 12, 2010, Clean Coal issued 884,787 common shares to William Soffin for payment in full of principal of $20,000 and interest in the amount $1,014 for a total of $21,014. Additional interest expense of $9,419 was recorded representing the excess fair value of the shares over the debt and interest repaid.

On October 31, 2010, Clean Coal issued 346,925 common shares to Robert Petersen in full payment of debentures in the amount of $8,500 and interest of $867 for a total of $9,367. Additional interest expense of $9,367 was recorded representing the excess fair value of the shares over the debt and interest repaid.

On October 31, 2010, Clean Coal issued 1,000,000 common shares to Saurabh Bhargava for consulting services for a value of $50,000.

On September 21, 2010, Clean Coal Issued 2,000,000 common shares to Ignacio Ponce de Leon as our agent for Latin America for a value of $108,000.

On August 26, 2010, Clean Coal Issued 2,000,000 common shares to Ignacio Ponce de Leon for consulting services for a value $116,000.

On August 26, 2010, Clean Coal issued 9,000,000 common shares to MMB Global Services under a consulting agreement for a value of $576,000.

On August 26, 2010, Clean Coal issued 1,000,000 common shares each to Saurabh Bhargava, KK Shetty, and Zhihong Li for a total of 3,000,000 common shares for consulting services for a value of $192,000.

On August 26, 2010, Clean Coal issued 840,231 common shares to Torki Aba Al Alla for payment in full of a $30,000 note plus interest of $1,929 for a total of $31,929.

On August 16, 2010, Clean Coal issued 14,000,000 common shares Robin T. Eves in accordance with his employment agreement for a value of $868,000.

On June 30, 2010, Clean Coal issued 300,000 common shares to Robert Petersen as full payment of a debenture in the amount of $15,000 and interest of $1,500 for a total of $16,500. Additional interest expense of $16,500 was recorded representing the excess fair value of the shares over the debt and interest repaid.

On May 21, 2010, Clean Coal issued 25,000 common shares to Daniel S. Baillargeon in settlement of a court case dated May 21, 2008 valued at $2,500.

On March 24, 2010 Clean Coal issued 16,666 common shares to its then President, Doug Hague, valued at $1,667 in accordance with his employment agreement.

On February 24, 2010, Clean Coal issued 20,000,000 common shares to Procyon in accordance with our consulting agreement valued at a total of $3,000,000.

On February 23 2010, Clean Coal Issued 350,000 common shares to Randall Business Development of which 250,000 shares was under our consulting agreement, and 100,000 shares was for prepaid expenses for a total value of $44,100.

On January 1, 2009, and December 31, 2009, Clean Coal issued 5,134,850 and 16,666 common shares, respectively to its President, Doug Hague, valued at $18,676,612 and $81,663 respectively in accordance with his employment agreement.

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

The above shares were issued in reliance on the exemption from registration pursuant to Section 4(2) of the Securities Act of 1933, as amended, and the regulations promulgated there under. The transactions were issuances for services performed, the transactions were all privately negotiated and none involved any kind of public solicitation.

ITEM 6. SELECTED FINANCIAL DATA.

We are “Smaller Reporting Company” as defined under §229.10(f)(1) of Regulation S-K and are not required to provide the information required by this Item.

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

Overview

Clean Coal Technologies, Inc. (“We,” “Company” or “Clean Coal”) owns a patented technology that we believe will provide cleaner  energy at low costs through the use of the world’s most abundant fossil fuel, coal.  Our technology is designed to utilize controlled heat to extract and capture pollutants and moisture from low-rank coal, transforming it into a clean-burning, more energy-efficient fuel, prior to combustion.  Our proprietary coal cleaning process is designed to ensure that the carbon in coal maintains its structural integrity during the heating process while the volatile matter (polluting material) within the coal turns into a gaseous state and is removed from the coal.  We have trade-marked the name “PRISTINE™” as a means of differentiating our processed product from the negative connotations generally associated with coal, and its traditional use. PRISTINE™ is applicable for a variety of applications, including coal-fired power stations, chemical byproduct extraction, and as a source fuel for coal to liquid technologies.

To complement our core technology, we have entered into a long term technology option agreement with an leading  academic institution in Brazil engaged in energy research  to evaluate a carbon dioxide (CO2) separation technology as an alternative approach to carbon capture and sequestration (“CCS”)  Our original Technology Option Agreement which has expired  is expected to be  extended. Subject to a satisfactory outcome of our evaluation, it is the intention of both companies to enter into a global licensing agreement for the CO2 technology to be marketed in conjunction with our core technology. .

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

For the Years Ended December 31, 2010 and 2009.

Operating Expenses

Our operating expenses for the year ended December 31, 2010 totaled $14,652,374, compared to $21,503,287 for the prior year. The primary component of the operating expenses in both periods was for shares issued for services.  The significant decrease in compensation expense for the 2010 fiscal periods is due to the differences in share prices and number of shares and warrants issued in each year.

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

We recorded stock-based compensation to Douglas Hague, our Chief Operating Officer - COO (former President and CEO),  of $7,589,898 for year  ended December 31, 2010, compared to $18,758,275  for the same period in the prior year. In addition, during the twelve  months ended December 31, 2010, we issued 20,000,000 shares to Procyon Group, LLC, an unrelated third party consultant, for consulting services valued at $3,000,000, issued 350,000 shares to Randall Business Development, our unrelated business consultant, valued at $44,100,  issued 25,000 shares in settlement of a lawsuit valued at $2,500, issued 16,000,000 shares (including 3,000,000 bonus) per our agreement with MMB Global Advisors, an unrelated third party consulting services firm valued at $873,000, and issued 2,000,000 shares to Ignacio Ponce De Leon as an advisor to the Board of Directors valued at $116,000, and issued a further 2,000,000 shares to Ignacio Ponce De Leon as our representative  for Latin America  valued at $108,000, and 1,000,000 common shares each to Saurabh Bhargava, KK Shetty, and Zhihong Li  for a total of 3,000,000 common shares for various operating consulting services for a value of $192,000.

Effective August 12, 2010, we entered into an eighteen month strategic financial and consulting agreement with MMB Global Advisors, an energy-related consulting firm with expertise in various emerging markets.   Under the terms of the agreement, MMB will be awarded 12,000,000 restricted shares at time of contract signing, with the balance of 16,000,000 being payable over the term of the contract (1 million shares per month), or following a significant contribution to the Company, as determined at the discretion of the Board of Directors. With resources in India, China, Hong Kong, and the USA, MMB is assisting us in analyzing various corporate restructuring alternatives, and analyzing potential financial transactions according to the terms and conditions of our agreement.  In this regard, MMB has undertaken certain activities on our behalf, including the following:

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

Effective  September 1, 2010, we appointed Ignacio Ponce De Leon as our Exclusive Representative for Latin America, in addition to the his prior appointment as Senior Economic Advisor to our Board of Directors, which was effective August 25, 2010. Ignacio Ponce De Leon received a one-time compensation fee of 2,000,000 restricted shares for each of these appointments for a total of 4,000,000 shares, and will be further compensated through success fees for his work in Latin America

Other than the expense recorded for stock compensation, for the year ended December 31, 2010, our general and administrative expenses were $773,732, and  $356,179 for the same period in 2009 in general and administrative expenses.

Net Loss

For the year ended December 31, 2010 we incurred net losses of $14,970,387 compared to net losses of $14,008,300 for the prior year.  For the year ended December 31, 2010, we had interest expense of $213,753, and for the same periods in the prior year, we had interest expense of $102,094.

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

Liquidity and Capital Resources

We have generated no revenues since inception, nor have we generated any funding through any form of private or public offering.  We have obtained cash for operating expenses solely through advances and/or loans from affiliates and stockholders, and a single stock sale totaling $80,000.

Net Cash Used in Operating Activities.

Our primary sources of operating cash during the twelve months ended December 31, 2010 was in the form of loans from related and unrelated parties.  Loans are in the form of notes which bear a 0% to a 10% interest rate and 12-month maturity and/or on demand. Our primary uses of funds in operations were payments made to our administrative employee, legal and professional fees, as well as travel and office expenses.

Net cash used in operating activities was $458,328 for the year ended December 31, 2010 compared to net cash used of $61,238 for the same period in 2009.  The increase in cash used in operating activities in 2010 was due primarily to the increased net loss discussed above. Non-cash items included shares issued for services valued at $13,297,790, depreciation expense of $204, loss on shares issued for debt of $35,287, shares issued for settlement of $2,500, loss on extinguishment of liabilities of $105,250, beneficial conversion feature on converted debt of $50,000 and interest expense converted to debt of $7,996 during the year ended December 31, 2010. During the year ended December 31, 2010, we experienced a decrease in accounts payable of $50,318, an increase in related party payables of $944,129 and an increase in accrued liabilities of $119,221.  Net cash used in operating activities from inception through December 31, 2010 totaled $2,328,205.

Net Cash Used In Investing Activities.

We did not engage in investing activities for the year ended December 31, 2010 or 2009.  From inception through December 31, 2010, net cash used in investing activities totaled $11,339 for the purchase of fixed assets.

Net Cash Provided by Financing Activities.

Net cash provided by financing activities during the year ended December 31, 2010 totaled $453,914, consisting of loans from third parties, advances from related parties, loans from related parties, payments made on related party debt and proceeds from the sale of common stock.  Net cash provided by financing activities for the year ended December 31, 2009 totaled $69,500 consisting of advances from related parties, loans from related parties and loans from third parties. From inception through December 31, 2010, net cash provided by financing activities totaled $2,344,990 due to loans and advances from related and third parties as well as proceeds from the sale of common stock.

Cash Position and Outstanding Indebtedness

Our total indebtedness at December 31, 2010 was $2,498,992, including of current liabilities of $1,299,907. Current liabilities consists primarily of accounts payable, accounts payable to related parties, advances from related parties, debt owed to related parties, short-term debt and accrued liabilities.  At December 31, 2010, we had current assets of $5,446 in cash.  We had property, plant and equipment (net of accumulated depreciation) of $535 at December 31, 2010. As of December 31, 2010, we had a working capital deficit of $1,294,461.

Contractual Obligations and Commitments

The following table summarizes our contractual cash obligations and other commercial commitments at December 31, 2010.

	Payments due by period
	Total	Less than 1 year		1 to 3 years	3 to 5 years	After 5 years

Facility lease (1)	$51,696		$-	$-	$-	$-
SMIRSC contract (2)	8,333,000
Total contractual cash obligations	$8,384,696	$		$	$-	$-

(1)  Our Coral Springs lease term runs until December 31, 2011, at a minimum monthly rate of $3,383 per month for approximately 1,450 square feet.  Our initial New York lease runs until June 30, 2011, however, is expected to be extended at the current rate of $1,850 per month.

(2) In December 2008, we signed a JV agreement with SMIRSC that requires us to make an initial payment of $1,670,000 for our initial registered capital contribution with a balance of $6,660,000 payable within 24 months. We do not yet have a certain payment date, nor have we secured the initial $1,670,000 capital contribution.

Sino-Mongolian Railroad Systems. On October 26, 2010 we received the project’s final approval from the Chinese Government after the completion and acceptance of a myriad of environmental impact, health and safety, land use, and human resources studies required by the Chinese government. Subsequent to the award of our permits, we have been unable to validate that our majority partner, Sino-Mongolia Railroad Systems, will be able to fully comply with its contractual obligations, and are seeking verification  of key elements of his business plan including verification of financial commitments, staffing, coal sourcing, material transport, and supply and off-take agreements. Additionally, our partner Sino-Mongolia Railroad Systems may have sold a portion of his interest in his portion of the joint venture, which would be a violation of the terms of joint venture contract, the implications of which, CCTI is attempting to determine.

Should we proceed with the project as currently defined; the remaining portion of our funding for our Chinese joint venture SMIRSC with will be due within twenty-four months of our initial capital contribution of $1,670,000. Accordingly, we estimate we need to raise $6,806,500 for 2011 and $9,170,000 for 2012 in order to meet our funding commitments. SMIRSC previously provided us with documentation supporting its financial viability through an $8 billion line of credit with the state-owned China Development Bank, which we have not been able to validate.  While we believe this project is of particular importance to both SMIRSC and the Chinese government, any change in SMIRSC’s ability to meet its funding obligations would place the whole project in serious jeopardy.

SAIC Energy Environment & Infrastructure (SEE&I). Our engineering consultant, SEE&I (formerly Benham) has tentatively estimated construction costs for each one million short ton coal cleaning facility of approximately $250 million (excluding land costs). We are in discussions with several interested parties who may fund some or all of the estimated costs but have no definitive agreements in place. Under the terms of our consulting agreement with SEE&I, we are obligated to pay to SEE&I  a fee representing five percent of all gross revenues received by us from the sale of our technology, the operation of franchised plants utilizing the technology, or revenue received on any other basis that is related to the technology. This fee will remain in effect for a period of 15 years, commencing from the date that we receive our initial revenue stream from the Chinese or other operations. All intellectual property rights associated with new art developed by SEE&I remain our property, however SEE&I would have a “right to use” the intellectual property provided they are deployed in non-competitive projects.

We expect we will need $3,142,465 to sustain operations for the next twelve months. Therefore, based on our current operational costs and including the capital requirements for our joint venture contributions, we estimate we will need a total of approximately $9,948,965 to fund the Company for the next fiscal year, and an additional $12,319,456 to continue for the following fiscal year (2012) or until the initial plant is up and running.  At this filing date, we do not have commitments for funding but intend to seek sufficient debt or equity funding to meet both our capital contribution deadlines and funding sufficient for our operations. We are also actively pursuing technology license and royalty agreements in order to begin construction of other facilities without incurring the capital costs associated with the construction of future plants.

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

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Our financial statements required by this item are included on the pages immediately following the Index to Financial Statements appearing below.

FINANCIAL STATEMENTS INDEX

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Stockholders and Board of Directors of

Clean Coal Technologies, Inc.

A Development Stage Company

Coral Springs, Florida

We have audited the accompanying balance sheets of Clean Coal Technologies, Inc. (a development stage company) (the “Company”) as of December 31, 2010 and 2009 and the related statements of expenses, stockholders’ deficit, and cash flows for the years ended December 31, 2010, 2009 and for period from October 20, 1997 (Inception) through December 31, 2010. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Clean Coal Technologies, Inc. as of December 31, 2010 and 2009 and the results of its operations and its cash flows for the years ended December 31, 2010, 2009 and for period from October 20, 1997 (Inception) through December 31, 2010 in conformity with accounting principles generally accepted in the United States of America.

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

/s/MaloneBailey, LLP

www.malonebailey.com

Houston, Texas

March 25, 2011

Clean Coal Technologies Inc.
(A Development Stage Company)
Balance Sheets

	December 31,
	2010	2009
ASSETS
Current Assets
Cash	$5,446	$9,860
Total Current Assets	5,446	9,860

Property, plant and equipment, net of accumulated
depreciation of $484 and $280, respectively	535	739
Total Assets	$5,981	$10,559

LIABILITIES AND STOCKHOLDERS' DEFICIT
Current Liabilities
Accounts payable	$305,870	$384,521
Accounts payable to related parties	294,187	1,328,084
Advances from related parties	171,914	-
Accrued liabilities	75,201	171,908
Short-term debt	73,003	38,500
Debt owed to related parties	379,732	1,687,039
Total Current Liabilities	1,299,907	3,610,052

Long-term debt	30,916	-
Debt owed to related parties	1,168,169	-
Total Liabilities	2,498,992	3,610,052

Common stock, $0.00001 par value; 600,000,000 shares
authorized, 531,977,794 and 440,355,468 shares issued
and outstanding, respectively	5,320	4,404
Additional paid-in capital	193,816,192	177,740,279
Deficit accumulated during the development stage	(196,314,523)	(181,344,136)
Total Stockholders' Deficit	(2,493,011)	(3,599,453)
Total Liabilities and Stockholders' Deficit	$5,981	$10,599

The accompanying notes are an integral part of these financial statements.

Clean Coal Technologies Inc.
(A Development Stage Company)
Statements of Expenses

			October 20,
			1997
			(Inception)
	Years Ended		Through
	December 31,		December 31,
	2010	2009	2010
			(Unaudited)
Operating Expenses:
General and administrative	$773,732	$356,179	$2,588,334
Research and development	-	-	374,912
Consulting services	13,878,642	21,147,108	172,248,491

Loss from Operations	(14,652,374)	(21,503,287)	(175,211,737)

Other Income (Expenses):
Interest expense	(213,753)	(102,094)	(541,592)
Other expenses	-	(5,000)	(18,985)
Other income	990	3,600	4,590
Loss on extinguishment of debt	(105,250)	-	(146,607)
Gain on change in derivative liability	-	7,598,481	7,598,481
Total Other Income (Expense)	(318,013)	7,494,987	6,895,887

Net Loss	$(14,970,387)	$(14,008,300)	$(168,315,850)

Net loss per share - basic and diluted	$(0.03)	$(0.03)

Weighted average shares outstanding -
basic and diluted	472,693,849	437,385,801

The accompanying notes are an integral part of these financial statements.

Clean Coal Technologies, Inc.

(A Development Stage Company)

Statements of Stockholders’ Deficit

October 20, 1997 (Inception) through December 31, 2010

with Inception to December 31, 2005 (Unaudited)

						Deficit
						Accumulated
					Additional	During the
	Preferred Stock		Common Stock		Paid-In	Development	Stockholders'
	Shares	Amount	Shares	Amount	Capital	Stage	Deficit
Balances at October 20, 1997 (Inception)	-	$-	-	$-	$-	$-	$-
Founder's shares	-	-	41,500,000	415	7,885	-	8,300
Net loss	-	-	-	-	-	(8,300)	(8,300)
Balances at December 31, 1997	-	-	41,500,000	415	7,885	(8,300)	-
Recapitalization from reverse merger - shares retained by shell owners	-	-	8,500,000	85	(85)	-	-
Common stock issued for debt	-	-	2,250,000	23	427	-	450
Preferred stock issued for debt	480,837	481	-	-	380,356		380,837
Net loss	-	-	-	-	-	(359,139)	(359,139)
Balances at December 31, 1998	480,837	481	52,250,000	523	388,583	(367,439)	22,148
Common stock issued for services	-	-	6,250,000	62	1,188	-	1,250
Net loss	-	-	-	-	-	(360,064)	(360,064)
Balances at December 31, 1999	480,837	481	58,500,000	585	389,771	(727,503)	(336,666)
Net loss	-	-	-	-	-	(307,568)	(307,568)
Balances at December 31, 2000	480,837	481	58,500,000	585	389,771	(1,035,071)	(644,234)
Common stock issued for services	-	-	14,400,000	144	2,736	-	2,880
Common stock issued for debt	-	-	1,852,900	19	387,863	-	387,882
Net loss	-	-	-	-	-	(330,337)	(330,337)
Balances at December 31, 2001	480,837	481	74,752,900	748	780,370	(1,365,408)	(583,809)
Common stock issued for services	-	-	14,000,000	140	2,660	-	2,800
Common stock issued for debt	-	-	2,404,185	24	480,813	-	480,837
Preferred stock converted to common stock	(480,837)	(481)	10,000,000	100	381	-	-
Net loss	-	-	-	-	-	(55,585)	(55,585)
Balances at December 31, 2002	-	-	101,157,085	1,012	1,264,224	(1,420,993)	(155,757)
Common stock issued for services	-	-	2,500,000	25	475	-	500
Net loss	-	-	-	-	-	(31,377)	(31,377)
Balances at December 31, 2003	-	-	103,657,085	1,037	1,264,699	(1,452,370)	(186,634)
Net loss	-	-	-	-	-	(11,970)	(11,970)
Balances at December 31, 2004	-	-	103,657,085	1,037	1,264,699	(1,464,340)	(198,604)
Net loss	-	-	-	-	-	(25,551)	(25,551)
Balances at December 31, 2005	-	-	103,657,085	1,037	1,264,699	(1,489,891)	(224,155)
Common stock issued for services	-	-	46,307,500	463	8,800	-	9,263
Net loss	-	-	-	-	-	(23,359)	(23,359)
Balances at December 31, 2006	-	-	149,964,585	1,500	1,273,499	(1,513,250)	(238,251)
Common stock issued for services	-	-	39,281,895	393	29,754,569	-	29,754,962
Accrued stock-based compensation	-	-	-	-	8,445,127	-	8,445,127
Common stock issued to CCSI under reorganization	-	-	114,178,000	1,142	(1,142)	-	-
Common stock issued for debt and interest	-	-	30,000	-	140,400	-	140,400
Recapitalization from reverse merger with Riverside – shares retained by shell owners	-	-	105,636,500	1,056	(1,056)	-	-
Net loss	-	-	-	-	-	(39,132,611)	(39,132,611)
Balances at December 31, 2007	-	$-	$409,090,980	$4,091	$39,611,397	$(40,645,861)	$(1,030,373)

The accompanying notes are an integral part of these financial statements.

Clean Coal Technologies, Inc.

(A Development Stage Company)

Statements of Stockholders’ Deficit

October 20, 1997 (Inception) through December 31, 2010

with Inception to December 31, 2005 (unaudited) (continued)

Balances at December 31, 2007	-	$-	$409,090,980	$4,091	$39,611,397	$(40,645,861)	$(1,030,373)
Common stock returned to Clean Coal and cancelled	-	-	(400,000)	(4)	4	-	-
Common stock issued for services	-	-	21,998,489	220	80,702,938	-	80,703,158
Warrant expense	-	-	-	-	16,490,517	-	16,490,517
Net loss	-	-	-	-	-	(98,691,302)	(98,691,302)
Balances at December 31, 2008	-	$-	430,689,469	$4,307	$136,804,856	$(139,337,163)	$(2,528,000)
Cumulative effect of change in accounting principle - January 1, 2009 reclassification of embedded feature of equity-linked financial instruments to derivative liabilities	-	-	-	-	(16,490,517)	(27,998,673)	(44,489,190)
Derivative liability removed due to warrants exercised	-	-	-	-	36,890,709	-	36,890,709
Common stock issued for services	-	-	5,851,516	59	20,465,716	-	20,465,775
Common stock issued upon cashless exercise of warrants	-	-	8,814,483	88	(88)	-	-
Cancellation of common stock	-	-	(5,000,000)	(50)	50	-	-
Forgiveness of related party debt	-	-	-	-	69,553	-	69,553
Net loss	-	-	-	-	-	(14,008,300)	(14,008,300)
Balances at December 31, 2009	-	$-	440,355,468	$4,404	$177,740,279	$(181,344,136)	$(3,599,453)
Common stock sold for cash	-	-	2,000,000	20	79,980	-	80,000
Common stock issued for services	-	-	69,468,182	695	13,065,628	-	13,066,323
Accrued stock-based compensation	-	-	-	-	231,467	-	231,467
Common stock returned to the company and cancelled	-	-	(25,000,000)	(250)	250	-	-
Common stock issued for debt, liabilities and interest	-	-	45,129,144	451	2,646,088	-	2,646,539
Common stock issued for settlement	-	-	25,000	-	2,500	-	2,500
Beneficial conversion feature on converted debt	-	-	-	-	50,000	-	50,000
Net loss	-	-	-	-	-	(14,970,387)	(14,970,387)
Balances at December 31, 2010	-	$-	531,977,794	$5,320	$193,816,192	$(196,314,523)	$(2,493,011)

The accompanying notes are an integral part of these financial statements.

Clean Coal Technologies, Inc.
(A Development Stage Company)
Statements of Cash Flows
			October 20, 1997
	Years Ended		(Inception)
	December 31,		Through
	2010	2009	December 31, 2010
			(Unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net Loss	$(14,970,387)	$(14,008,300)	$(168,315,850)
Adjustment to reconcile net loss to net cash
used in operating activities:
Depreciation expense	204	204	5,804
Shares issued for settlement of lawsuit	2,500	-	2,500
Shares issued for services	13,297,790	20,465,775	152,691,856
Warrant expense	-	-	16,490,517
Loss on extinguishment of debt	105,250	-	146,607
Loss on shares issued for debt	35,287	-	35,287
Beneficial conversion feature on converted debt	50,000	-	50,000
Interest expense paid in shares	-	-	173,017
Interest converted to debt	7,996	-	117,392
Gain on write-off of accounts payable	-	(87,404)	(87,404)
Write-off of asset	-	5,000	16,015
Gain on derivative liability	-	(7,598,481)	(7,598,481)
Changes in operating assets and liabilities:
Prepaid expenses and other current assets	-	-	(11,015)
Accounts payable	(50,318)	116,502	421,607
Accounts payable - related party	944,129	936,237	3,455,405
Accrued expenses	119,221	109,229	78,538
Net Cash Used in Operating Activities	(458,328)	(61,238)	(2,328,205)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of fixed assets	-	-	(6,339)
Investment in joint venture	-	-	(5,000)
Net Cash Used in Investing Activities	-	-	(11,339)

CASH FLOWS FROM FINANCING ACTIVITIES:
Advances from related parties	171,914	11,000	487,914
Proceeds from the sale of common stock	80,000	-	80,000
Borrowings on debt	35,000	38,500	73,500
Borrowings on related party debt	170,000	20,000	1,706,576
Payments on related party debt	(3,000)	-	(3,000)
Net Cash Provided by Financing Activities	453,914	69,500	2,344,990

NET CHANGE IN CASH AND CASH EQUIVALENTS	(4,414)	8,262	5,446
CASH AND CASH EQUIVALENTS - beginning of period	9,860	1,598	-
CASH AND CASH EQUIVALENTS - end of period	$5,446	$9,860	$5,446

The accompanying notes are an integral part of these financial statements.

Clean Coal Technologies, Inc.
(A Development Stage Company)
Statements of Cash Flows (continued)
			October 20, 1997
	Years Ended		(Inception)
	December 31,		Through
	2010	2009	December 31, 2010
			(Unaudited)
SUPPLEMENTAL DISCLOSURES:
Cash paid for interest	$1,270	$-	$1,270
Cash paid for income taxes	-	-	-

NON-CASH INVESTING AND FINANCING ACTIVITIES:
Forgiveness of related party debt and accrued interest	$-	$69,553	$69,553
Derivative liability removed due to warrants exercised	-	36,890,709	36,890,709
Cumulative effect of change in accounting principle	-	44,489,190	44,489,190
Payables converted to debt	28,333	-	28,333
Related party payables and advances converted to debt	1,317,472	683,903	2,816,664
Accrued interest converted to debt	7,508	-	-
Accrued interest converted to related party debt	79,287	-	-
Preferred stock issued for related party debt	-	-	380,837
Preferred stock converted to common stock	-	-	481
Common stock issued for debt, liabilities and accrued interest	110,973	-	104,416
Common stock issued for related party debt, liabilities and
accrued interest	2,395,029	-	3,196,730

The accompanying notes are an integral part of these financial statements.

Clean Coal Technologies, Inc.

(A Development Stage Company)

Notes to Financial Statements

NOTE 1: NATURE OF BUSINESS

Clean Coal Technologies, Inc. (“CCTI” or the “Company” or “Clean Coal”), a Nevada corporation, was originally chartered in Delaware on September 17, 1986 under the name of Video Delivery, Inc. In August 2007, Riverside Information Technologies, Inc. (a successor to Video Delivery Inc.) changed its domicile from Delaware to Nevada. On September 6, 2007 Riverside Technologies, Inc., changed its name to Clean Coal Technologies, Inc., (“CCTI”) domiciled in Nevada. CCTI was formed with the intent to acquire, by merger, a separate company that held a patented multi-stage process that transforms coal with high levels of impurities, contaminants and other polluting elements into an exceptionally efficient, clean and inexpensive source of high energy, low polluting fuel.

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

Consolidated Energy International, Inc, was formed on May 8, 1998, and subsequently moved its domicile from Illinois to Nevada. On June 9, 1998, Golden Triangle Development Cooperation, a Nevada corporation, acquired Consolidated Energy International, Inc. On June 16, 1998, Golden Triangle Development Corporation changed its name to Consolidated Energy Inc. On October 20, 1999, Consolidated Energy Inc. changed its name to Saudi American Minerals, Inc., (“SAMI”). Golden Triangle Corporation, a Nevada corporation merged with Consolidated Energy International Inc., whereby Consolidated Energy International received 41,500,000 shares of Golden Triangle for all of the outstanding shares of Consolidated Energy International.  Prior to the merger Golden Triangle had 8,500,000 shares outstanding.

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

Earnings per Common Share

Basic earnings per share are computed on the basis of the weighted average number of common shares outstanding during each year.  Diluted earnings per share are the same as basic earnings per share as common stock equivalent.

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

Property and Equipment

Property and equipment consists of furniture and fixtures and computer equipment, recorded at cost, depreciated upon placement in service over estimated useful lives ranging from three to five years on a straight-line basis. As of December 31, 2010 and 2009, Clean Coal had property and equipment of $535 and $739, respectively, net of accumulated depreciation of $484 and $280, respectively. Expenditures for normal repairs and maintenance are charged to expense as incurred.

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

Clean Coal uses Level 3 to value its warrant instruments and Level 1 to value its non cash common share transactions.

Reclassification

Certain prior period amounts have been reclassified to conform to current period presentation.

Recently Issued Accounting Pronouncements

The Company does not expect the adoption of any recently issued accounting pronouncements to have a significant impact on its financial position, results of operations or cash flows.

NOTE 3: GOING CONCERN

The accompanying financial statements have been prepared on a going concern basis of accounting which contemplates continuity of operations, realization of assets, liabilities, and commitments in the normal course of business. The accompanying financial statements do not reflect any adjustments that might result if the Clean Coal is unable to continue as a going concern.  Clean Coal has an accumulated deficit and a working capital deficit as of December 31, 2010 with no revenues anticipated for the near term. Management believes Clean Coal will need to raise capital in order to operate over the next 12 months.  As shown in the accompanying financial statements, Clean Coal has also incurred significant losses since inception.  Clean Coal’s continuation as a going concern is dependent upon its ability to generate sufficient cash flow to meet its obligations on a timely basis and ultimately to attain profitability. Clean Coal has limited capital with which to pursue its business plan.  There can be no assurance that Clean Coal’s future operations will be significant and profitable, or that Clean Coal will have sufficient resources to meet its objectives.  These conditions raise substantial doubt as to Clean Coal’s ability to continue as a going concern.  Management may pursue either debt or equity financing or a combination of both, in order to raise sufficient capital to meet Clean Coal’s financial requirements over the next twelve months and to fund its business plan. There is no assurance that management will be successful in raising additional funds.

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

On June 30, 2010, Clean Coal converted $1,317,472 of related party payables and advances, $79,287 of accrued interest and $939,576 of previously issued related party debt into long-term related party notes. The modified notes were unsecured, had a maturity date of June 30, 2012 and an interest rate of 10% per annum. The notes contained a conversion feature whereby they become convertible on December 31, 2010 into shares of Clean Coal’s common stock at a price of $0.045 per share. Clean Coal evaluated the conversion options under FASB ASC 470-20 and determined they qualify as beneficial conversion features. The intrinsic value of the beneficial conversion features on June 30, 2010 was determined to be $623,023. Due to the conversion options being contingent, the beneficial conversion features were not recognized. On November 30, 2010, Clean Coal modified the terms of these related party notes again. Under the second modification, the interest rate in the notes was reduced to 4% per annum. In addition, the conversion options in the notes were changed whereby the conversion rate was reduced to $0.07025 and 50% of the notes become convertible on December 31, 2010 and the other 50% become convertible on June 30, 2011. Clean Coal evaluated the new conversion options under FASB ASC 470-20 and determined that they did not qualify as beneficial conversion features. These two modifications occurred within one year. Clean Coal evaluated the modification under FASB ASC 470-50 and determined it qualified as a debt extinguishment due to a substantive conversion option being added. There was no gain or loss as a result of the extinguishment. On December 15, 2010, these note holders converted $1,168,169 of unpaid principal and $47,110 of accrued interest into 17,299,360 common shares at the conversion rate of $0.07025.

A summary of the debt from related parties outstanding as of December 31, 2010 and 2009 is as follows:

DATE OF	TO	MATURITY	INTEREST
NOTE	WHOM	DATE	RATE	2010	2009

April 3, 2008	C J Douglas	April 3, 2010	10%	$ -	$ 103,961
April 15, 2008	Larry Hunt	April 15, 2010	10%	-	104,959
June 30, 2008	Larry Hunt	June 30, 2010	10%	-	247,305
June 30, 2008	C J Douglas	June 30, 2010	10%	-	266,770
June 30, 2008	Equimune Research Corp	June 30, 2010	10%	252,641	252,641
August 17, 2009	C J Douglas	September 15, 2009	10%	-	20,000
September 30, 2009	Larry Hunt	Demand	0%	-	91,466
September 30, 2009	C J Douglas	Demand	0%	-	339,045
September 30, 2009	Enviro Fuels Mfg Inc	Demand	0%	98,091	98,091
September 30, 2009	Enviro Fuels Mfg Inc	Demand	0%	500	500
October 31, 2009	Enviro Fuels Mfg Inc	Demand	0%	3,000	3,000
October 31, 2009	C J Douglas	Demand	0%	-	5,000
November 30, 2009	Enviro Fuels Mfg, Inc	Demand	0%	500	500
November 30, 2009	C J Douglas	Demand	0%	-	62,800
March 8, 2010	Enviro Fuels Mfg., Inc	September 8, 2010	10%	25,000	-
June 30, 2010	Douglas Hague	June 30, 2012	4%	382,703	-
June 30, 2010	C J Douglas	June 30, 2012	4%	688,424	-
June 30, 2010	Edward Jennings	June 30, 2012	4%	23,792	-
June 30, 2010	Mitchell Shapiro	June 30, 2012	4%	22,959	-
June 30, 2010	Stewart Ashton	June 30, 2012	4%	24,083	-
June 30, 2010	Richard Young	June 30, 2012	4%	26,208	-
				$ 1,547,901	$ 1,687,038

All of the notes listed above are unsecured except for the August 17, 2009 note payable to CJ Douglas which was converted into to the June 30, 2010 note payable to CJ Douglas with an extended maturity date. This note is secured by 200,000 common shares of Clean Coal which have not been issued.

Advances from related parties

At December 31, 2010 and 2009, unpaid advances from related parties totaled $171,914 and zero, respectively. These advances are unsecured, due on demand and bear no interest.

Accounts payable from related parties

At December 31, 2010 and 2009, unpaid services provided by related parties totaled $294,187 and $1,328,084, respectively, which was included in accounts payable from related parties.

NOTE 5: NOTES PAYABLE

Between June 2001 and November 2009, Clean Coal borrowed an aggregate of $91,000 from unrelated third parties which loans are unsecured, due on demand and bear interest between 0% and 10% per annum.

Between May and November 2009, Clean Coal borrowed an aggregate of $23,500 from an unrelated third party which loans are unsecured, bear interest at 10% per annum and mature 1 year from the date of the loans. Upon maturity, the notes become convertible into shares at 50% of the market price on the conversion date. Between May and October 2010, these loans totaling $23,500 matured and were immediately converted, along with $2,367 of accrued interest, into an aggregate of 646,925 common shares. The fair value of the shares issued was $51,734. Clean Coal recognized additional interest expense of $25,867 as a result of the conversion.

On February 23, 2010, Clean Coal borrowed $15,000 from an unrelated third party. The note was unsecured, bore interest at 10% per annum and matured August 23, 2010. As part of the borrowing, the terms of $15,000 previously borrowed from the party in 2009 were modified whereby the maturity date was extended from June 30, 2010 to August 23, 2010. In addition, as part of the modification, a contingent conversion option was added whereby the loan became convertible upon maturity, contingent upon the note not being repaid prior to maturity, into shares of Clean Coal’s common stock at a rate of $0.038 per share. Clean Coal evaluated the modification under FASB ASC 470-50 and determined it qualified as a debt extinguishment due to a substantive conversion option being added. There was no gain or loss as a result of the extinguishment. Clean Coal evaluated the conversion option under FASB ASC 470-20 and determined it qualified as a beneficial conversion feature. The intrinsic value of the beneficial conversion feature on February 23, 2010 was $30,000. On August 23, 2010, the entire $30,000 note and the accrued interest of $1,929 were converted into 840,231 common shares. As a result of the contingency being resolved, the entire beneficial conversion feature of $30,000 was recognized as interest expense.

On May 5, 2010, Clean Coal borrowed $20,000 from an unrelated third party. The note is unsecured, bears interest at 10% per annum and matures November 5, 2010. The note becomes convertible upon maturity, contingent upon the note not being repaid prior to maturity, into shares of Clean Coal’s common stock at a rate of $0.05 per share upon maturity. Clean Coal evaluated the conversion option under FASB ASC 470-20 and determined it qualified as a beneficial conversion feature. The intrinsic value of the beneficial conversion feature on May 5, 2010 was determined to be $20,000. On November 5, 2010, the note was not yet repaid. Accordingly, the beneficial conversion feature of $20,000 was recognized as interest expense on that date. On November 9, 2010, the note holder converted the principal of $20,000 and accrued interest of $1,014 into 844,787 common shares. The FV of the shares was determined to be $50,433 resulting in additional interest expense of $9,419 being recognized.

On June 30, 2010, Clean Coal modified the terms of previously issued third party notes. As part of the modification, $33,500 of previously issued debt and $28,333 of accounts payable was converted into three new notes with a total principal amount of $61,833. The new notes were unsecured, had a maturity date of June 30, 2012 and an interest rate of 10% per annum. In addition, as part of the modification, contingent conversion options were added whereby the loans were to become convertible upon maturity into shares of Clean Coal’s common stock at a rate of $0.045 per share. Clean Coal evaluated the conversion options under FASB ASC 470-20 and determined they qualified as a beneficial conversion features. The intrinsic value of the beneficial conversion features on June 30, 2010 was determined to be $16,489. Due to the conversion options being contingent, the beneficial conversion features was not recognized. On November 30, 2010, Clean Coal modified the terms of these notes again. Under the second modification, the interest rate in the notes was reduced to 4% per annum. In addition, the conversion options in the notes were changed whereby the conversion rate was reduced to $0.07025 and 50% of the notes become convertible on December 31, 2010 and the other 50% become convertible on June 30, 2011. Clean Coal evaluated the new conversion options under FASB ASC 470-20 and determined that they did not qualify as beneficial conversion features. These two modifications occurred within one year. Clean Coal evaluated the modification under FASB ASC 470-50 and determined it qualified as a debt extinguishment due to a substantive conversion option being added. There was no gain or loss as a result of the extinguishment. On December 15, 2010, these note holders converted $30,916 of unpaid principal and $1,247 of accrued interest into 457,841 common shares at the conversion rate of $0.07025. The unpaid principal balance on these notes as of December 31, 2010 totaled $30,916.

NOTE 6: EQUITY TRANSACTIONS

Common Stock

As of August 9, 2010, Douglas Hague the prior President and Chief Executive Officer resigned  and accepted the position of Chief Operating Officer under the same terms and conditions as stated in his original contract dated of November 1, 2007 wherein the President and Chief Executive Officer is entitled to a stock bonus of 15,404,549 common shares. The stock is to be awarded as follows: 33% on December 31, 2008, 33% on December 31, 2009 and 33% on December 31, 2010 contingent upon employment with Clean Coal on each date. Clean Coal calculated the value of the award based upon the closing stock price on the reporting date December 31, 2007 and is expensing the award over the award periods. A total of 5,168,182 common shares were issued and $7,589,898 was recognized as share-based compensation under this award for the year ended December 31, 2010. The $7,589,898 is reflected as common stock issued for services in the Statement of Stockholders’ Deficit. A total of 5,151,516 common shares were issued and $18,758,275 was recognized as share-based compensation under this award for the year ended December 31, 2009. The $18,758,275 is reflected as common stock issued for services in the Statement of Stockholders’ Deficit. As of December, 31, 2010 a total of 15,404,549 shares have been issued under the agreement and are shown as outstanding in the Statement of Stockholders’ Deficit.

As of August 9, 2010 the Board of Directors appointed Robin Eves as our  new President and Chief Executive Officer under an employment agreement whereby the President and Chief Executive Officer is entitled to a stock bonus of 28,000,000 common shares. Under the terms of the employment agreement, the stock is to be awarded as follows: 50% of the shares to be exercisable at the signing of the agreement, and the balance of 50% exercisable after January 31, 2012, or on the accomplishment of a significant business objective as established by the Board of Directors. Clean Coal calculated the value of the award based upon the closing stock price on the grant date of August 9, 2010 and is expensing the award over the award periods. A total of 14,000,000 common shares were issued and $1,099,467 was recognized as share-based compensation under this award for the year ended December 31, 2010. $231,467 is reflected as accrued stock-based compensation and $868,000 is reflected as common stock issued for services in the Statement of Stockholders’ Deficit. As of December 31, 2010, a total of 14,000,000 shares have been issued under the agreement and are shown as outstanding in the Statement of Stockholders’ Deficit.

On July 29, 2010, 25,000,000 common shares previously issued on October 8, 2008 were transferred to a related party, Larry Hunt, to repay debt of $443,730, accrued interest of $75,466, and payables of $660,554 due to Larry Hunt totaling $1,179,750. The fair value of the shares was determined to be $1,285,000 resulting in a loss on the extinguishment of liabilities totaling $105,250.

In addition to the shares listed above, between January and December, 2010, Clean Coal issued a total of 50,300,000 common shares for services valued at $4,608,425, 25,000 common shares for a settlement valued at $2,500, 20,129,144 common shares for debt and interest valued at $1,361,539 and 2,000,000 common shares for cash proceeds of $80,000.

On February 19, 2009, Clean Coal issued an aggregate of 8,814,483 common shares for the cashless exercise of

8,918,183 common stock warrants.

In addition to the shares listed above, during 2009, Clean Coal issued a total of 700,000 common shares for services valued at $1,707,500.

On September 21, 2009, Clean Coal cancelled 5,000,000 common shares previously issued.

Common Stock Warrants

A summary of Clean Coal’s common stock warrant activity for the years ended December 31, 2010 and 2009 is as follows:

	Shares	Weighted Average Exercise Price
Outstanding at December 31, 2008	8,918,183	$ 0.05
Granted	-	-
Exercised	(8,918,183)	0.05
Outstanding at December 31, 2009	-	-
Granted	-	-
Exercised	-	-
Outstanding at December 31, 2010	-	$ -

There were no warrants issued during the year ended December 31, 2010 and there were no warrants outstanding or exercisable at December 31, 2010 or 2009.

NOTE 7: WARRANT DERIVATIVES

8,918,183 of Clean Coal’s warrants that were previously classified in equity were reclassified to derivative liabilities on January 1, 2009 as a result of ASC 815-40-15.  Clean Coal estimated the fair value of these liabilities as of January 1, 2009 to be $44,489,190 and recorded a reduction of $16,490,517 to Additional Paid-in Capital and $27,998,673 to Accumulated Deficit.  The effect of this adjustment is recorded as a cumulative effect of change in accounting principle in our statement of stockholders’ deficit.

The warrants were exercised on February 19, 2009 (see Note 6).  The fair value of these liabilities as of February 19, 2009 was $36,890,709 resulting in a gain of $7,598,481 for the year ended December 31, 2009. The impact of the adoption of ASC 815-40-15 on net loss and on basic and diluted loss per share for the year ended December 31, 2009 were $7,598,481 and $0.0173, respectively. The remaining liability as of February 19, 2009 of $36,890,709 was then reclassified to Additional Paid-in Capital as the warrants were exercised and settled for shares (see Note 6).

Clean Coal used the Black-Scholes option pricing model to value the warrants using the following assumptions: number of warrants as set forth in the warrant agreements; no expected dividend yield; expected volatility ranging from 192% to 258%; risk-free interest rates ranging from 1.55% to 3.67%; and expected terms of 4.17 to 5 years.

NOTE 8 – INCOME TAXES

Clean Coal  uses the liability method, where deferred tax assets and liabilities are determined based on the expected future tax consequences of temporary differences between the carrying amounts of assets and liabilities for financial and income tax reporting purposes. During the years ended December 31, 2010 and 2009, , Clean Coal incurred net losses and, therefore, has no tax liability. The net deferred tax asset generated by the loss carry-forward has been fully reserved. The cumulative net operating loss carry-forward is approximately $6,556,006 at December 31, 2010, and will begin to expire in the year 2025.  Section 382 of the Internal Revenue code limits the use of net operating losses where a change of control has occurred.  The Company has changed control multiple times since inception resulting in such limitations.

At December 31, 2010 and 2009, deferred tax assets consisted of the following:

	2010	2009
Net operating loss carry-forward	$ 2,294,602	$ 1,779,542
Valuation allowance	(2,294,602)	(1,779,542)
Net deferred tax asset	$ -	$ -

NOTE 9 – OPERATING LEASES

During 2010, Clean Coal entered into two operating leases for its offices in Coral Springs Florida, and its Executive offices in Manhattan, New York. The Coral Springs lease expires December 31, 2011 at a minimum monthly rate of $3,383 for approximately 1,450 square feet.  The New York lease expires June 30, 2011 at a monthly rate of $1,850 per month.

The minimum payments owed under the leases over the five years following December 31, 2010 are as follows:

2011	$ 51,696
Thereafter	-
Total Minimum Lease Payments	$ 51,696

NOTE 10 – COMMITMENT AND CONTINGENCIES

Clean Coal has a contract with its President and CEO, that if and when Clean Coal sells control through common stock, the individual is entitled to the outstanding balance of the 28,000,000 bonus shares which would be considered as fully vested and payable to the Executive. The total shares remaining to be issued as of December 31, 2010 are 14,000,000.

As of August 26, 2010, the Company signed a consulting agreement with MMB for a total of 28,000,000 to be issued over an eighteen month period. If and when Clean Coal sells control through common stock, MMB is entitled to the outstanding balance of the 28,000,000 bonus shares which would be considered as fully vested and payable to MMB. The total shares remaining to be issued as of December 31, 2010 are 12,000,000.

On November 29, 2010, Clean Coal entered into a sales representation and commissions agreement with Morgan Brown Ayres & Company (“Morgan Brown”). The agreement has a term of two years. Under the agreement, Morgan Brown is entitled to 6% of the license fee on any license agreement sold by Morgan Brown plus a royalty over the term of each license agreement sold equal to the greater of 12.5% of the per ton royalty fee paid to Clean Coal or $0.25 per processed ton of coal.

Litigation

Clean Coal Technologies, Inc., and its Chief Operations Officer, Douglas Hague in addition to affiliate Larry Hunt and consultant CJ Douglas, were named as co-defendants in a lawsuit filed in the 15th Judicial Circuit Court in and for West Palm Beach County, Florida, Case No. 50 2010CA 028706XXXXZ MB on or about November 24, 2010.  Clean Coal vigorously defended this action that the Company and its attorneys regard as frivolous, baseless and without merit. On January 24, 2011 attorneys for the plaintiff agreed to the entry of an order dismissing their lawsuit, without prejudice, allowing them twenty days to file an Amended Complaint.  The likelihood of an unfavorable outcome is extremely minimal. Further, the Defendants have moved to dismiss the Complaint on the basis that the Plaintiff has procedurally, factually, and legally failed to state a cause of action up which relief can be granted.  In the event that this case should be advanced, management believes that the Company has meritorious defenses to all claims, however, an adverse decision would materially and adversely impact Clean Coal.

NOTE 11 SUBSEQUENT EVENTS

During January, 2011, Clean Coal issued 2,000,000 common bonus shares to the Senior Advisor to the Company’s Board of Directors, Ignacio Ponce de Leon for services.

On February 7, 2011, Clean Coal entered into a one-year, non-exclusive agreement with Cooper Global Communications as its investor relations advisor and issued 1,000,000 common shares and $7,500 as the first month’s payment.  Additionally, Clean Coal granted Cooper Global 900,000 common stock options exercisable at $0.0264 per share for a period of five years.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

There have been no changes in our independent accountants, MaloneBailey, LLP, or disagreements with them on matters of accounting or financial disclosure.

ITEM 9A. CONTROLS AND PROCEDURES

As of December 31, 2010, we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and  Chief  Financial  Officer  (the  same  person), of the effectiveness  of  the  design  and  operation  of  our  disclosure controls and procedures  pursuant to Exchange  Act  Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended.  Based on this evaluation, management concluded that our financial disclosure controls and procedures were not effective due to our limited internal resources and lack of ability to have multiple levels of transaction review.  We presently have only two officers and one employee. Inasmuch as there is no segregation of duties within the Company, there is no management oversight, no control documentation being produced, and no one to review control documentation if it was being produced.

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

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The executive officers and directors of the Company are as follows:

Name	Age	Position	Held Since
Robin T. Eves	60	CEO, President, Director	August 2010
Douglas Hague	64	COO, Director	September 2007
Edward Jennings	73	Chairman of the Board	September, 2007
Mitch Shapiro	60	Director	September, 2007

Certain biographical information with respect to our officers and directors is set forth below.

Robin Eves brings an extensive background in all aspects of the global energy business, including experience in crude and refined products for power production, including gas and coal, as well as related emissions controls. From February 2009 through the present, he has served as the CEO of Atlantic Energy Group Ltd., a global energy company developing a major storage and pipeline initiative in South Carolina and the build-out of a global trading business in London, Singapore and the rest of Asia. From the period March 2005 to January 2009 he worked with Oil Trade and Transport LLC, working closely with Sempra Energy Trading. He was responsible for business development in Russia, India and the Middle East. Also during the period, from March 2003 to February 2005, Mr. Eves served as Managing Director and global head of crude and refined products for United Bank of Switzerland From October 2002 to February 2003, Mr. Eves acted as a consultant for Barclays Capital in London, hired to do an extensive due diligence on the Russian/former Soviet Union markets in preparation for Barclays’ possible re-entry into those markets. From February 1990 to September 2002, Mr. Eves served as Managing Director for Synergy International SA/Magna Oil and Gas LLC/CCL Oil, where he was responsible for all trading and structured transactions. Prior to that time, from 1987 to 1990, Mr. Eves served as Vice-President and global head of products trading, and from 1976 to 1987, worked in various positions with Cargill.

Douglas Hague became COO August 9, 2010. Prior to that time, he served as CEO and President since January, 2008.  He joined the Company as COO in September 2007 after working as a consultant for Clean Coal Systems in August 2007. Before joining the Company, from March 2006 to August 2007 he was self employed in a family business specializing in retractable and motorized screens. from October 2001 to March 2006, Mr. Hague was Corporate Vice President for SAIC (Science Applications International Corp.) where he was responsible for developing and directing the company’s international strategy and  business development efforts, including SAIC’s entry initiatives for the China and India markets.  He has held senior management positions in marketing, sales, consulting and professional services organizations over a career of over 30 years, encompassing a similar number of countries.  Previous engagements include clients within the Energy, Financial, Government, and Manufacturing segments within both the private and public sectors. From 1997 to 2001 Mr. Hague was Vice President & General Manager for Xerox, and Xerox Connect’s industry consulting operations for international developing markets, and the US respectively. From 1994 to 1997 was Managing Principal for Unisys Corporation responsible for consulting and outsourcing services in Latin America, Eastern Europe, Africa, and the Pacific Rim. He has travelled extensively and has an excellent appreciation of business and social practices associated with his work in over 25 countries, including China which he first visited in 1986. Mr. Hague has also developed and facilitated leadership training and management courses, and has been a frequent guest speaker at numerous conferences and industry events.  He holds the equivalent of a Bachelor of Science Degree in Business Administration from GPO College, Zimbabwe (formerly Rhodesia), and City & Guilds, London.

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

Mitchell Shapiro is currently the Managing Partner and CEO of Architecting the FutureTM , a consulting and private equity firm that serves universities and corporations in implementing significant transformations and building competitive advantage, a position he has held since September 2008.  Mr. Shapiro served as Dean of the School of Business at the University of Indianapolis, Indianapolis, Indiana from July 2004 until September 2008..  From 1999-2004, Mr. Shapiro served a variety of companies in connection with his leadership of First Insight Value Acceleration Services, Cincinnati, Ohio, a business consulting firm. From 2002 to 2004, he was a board member of OMERIS, Columbus, Ohio, the state-funded entity responsible for enhancing Ohio's global leadership position in life sciences, biotech, medical devices, pharmaceuticals and healthcare.  From 1996 to 2004, Mr. Shapiro was a principal and board director for Arexis Pharmaceuticals and OralTech, Inc., Cincinnati , Ohio. From 2000 to 2001, he also served as President and Vice Chairman of Molecular Robotics, Inc., Los Angeles, California, a nanotechnology commercialization company.  From 1996 to1999, he was Managing Director of Generic Trading/Carlin Equities, Cincinnati, Ohio. From 1992 to1995, he served as a director for Neuromedical Systems, Inc. From 1986 to 1996, he was President of T-Shirt City, Inc., Cincinnati, Ohio, and major wholesale distributor, and from 1984 to1986, he was President of The Galt Group, Inc. Cincinnati, Ohio.  He has held positions as Associate Professor of Management and Director of the Master of Business Administration Program at Northern Kentucky University as well as positions at SUNY Buffalo, New York, and Temple University, Philadelphia, Pennsylvania.  Mr. Shapiro earned a Ph. D. in Business Administration (1976) from The Ohio State University, Columbus, Ohio, an M.B.A. from the College of Administrative Science (1975) The Ohio State University, and a B.A. in Political Science (1972) from the University of Cincinnati, Cincinnati, Ohio

All directors will hold office until the next annual meeting of stockholders (currently estimated to be held before the end of 2011) and until their successors have been duly elected and qualified. There are no agreements with respect to the election of directors. Vacancies on the Board of Directors during the year may be filled by the majority vote of the directors in office at the time of the vacancy without action by the stockholders.

At this filing date, we have not yet formed board committees.  The entire board of directors acts as the audit committee.  We have not adopted a Code of Ethics for our officers, directors and employees but one is under consideration and we expect to adopt it in fiscal 2011.

 We compensate our non-employee directors for monthly meetings at a rate of $1,000 for meetings via conference call and $3,000 for in-person meetings.  In addition, each non-employee director is entitled to an annual fee of $5,000, prorated by the number of monthly meetings attended in that year. In 2010, all meetings were via telephone conference. Directors are also reimbursed for expenses incurred in connection with their board service.  In addition to the above annual compensation, in December 2007, all directors received a onetime award of 170,000 shares of our restricted common stock for agreeing to serve on our board, which subject to the subsequent 5:1 forward spilt approved and implemented by the company on February 8, 2008, now represent 950,000 restricted shares for each director. To date, all cash fees due to directors are being accrued pending the receipt of additional funding. Effective June 30, 2010, all accrued fees due to current directors were converted to convertible debentures with 50% of the obligation of fees and accrued interest were eligible to convert on December 31, 2010, and the balance with accrued interest will be eligible to convert on June 30, 2011, with the debenture maturing  on June 30, 2012. As of December 31, 2010, accrued director’s fees payable totaled $73,918. Officers are appointed annually by our Board of Directors and each executive officer serves at the discretion of the Board. We do not yet have any standing committees and the entire board acts as the audit committee. The board has one regularly scheduled meeting per month and may schedule additional meetings as necessary.

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

ITEM 11. EXECUTIVE COMPENSATION

 Compensation Discussion and Analysis

At this time, we do not have a compensation committee or a fully developed compensation policy. We have only two executive officers, our CEO and president, and our Chief Operations Officer. Their employment agreements were negotiated by the board of directors with the terms based on the board’s assessment of their qualifications and requirements.

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

Planned Objectives of Our Compensation Program

The primary objective of our compensation program, including our executive compensation program, will be to maintain a compensation program that will fairly compensate our executives and employees, attract and retain qualified executives and employees who are able to contribute to our long term success, encourage performance consistent with clearly defined corporate goals and align our executives’ long term interests with those of our stockholders. To that end, our future compensation practices will be intended to:

1.

Tie total compensation to the Company’s performance and individual performance in achieving financial and non-financial objectives; and

2.

Align senior management’s interests with stockholders’ interests through long term equity incentive compensation.

Expected Role of the Compensation Committee

The Compensation Committee, once formed, will determine the compensation of our Chief Executive Officer and, in consultation with the Chief Executive Officer, and our other executive officers. In addition, the Compensation Committee will be responsible for adopting, reviewing and administering our compensation policies and programs, including any cash bonus incentive plan or equity incentive plan that we may adopt.  We anticipate that our Compensation Committee will adhere to a compensation philosophy that (i) seeks to attract and retain qualified executives who will add to the long term success of the Company, (ii) promotes the achievement of operational and strategic objectives, and (iii) compensates executives commensurate with each executive’s level of performance, level of responsibility and overall contribution to the success of the Company.

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

Components of Future Executive Compensation

We anticipate that our future executive employment agreements will provide that employees will be compensated by salary and bonus, with bonuses potentially including cash and equity components.  The specific elements of the future compensation program are not determined but will most likely include base salary, an annual cash performance bonus and long term equity incentives. Our compensation program will be designed to provide our executives with incentives to achieve our short, and long term performance goals and to pay competitive base salaries. Each executive officer’s current and prior compensation will be considered in setting future compensation.

In addition, we expect employment agreements with our executive officers to provide for other benefits, including potential payments upon termination of employment. Once established, the compensation committee will consider all of the above components in determining the exact makeup of the total executive compensation package as well as the factors to be applied in establishing each component.

Perquisites and Other Benefits

At this time, we do not expect to provide perquisites or personal benefits to future executive officers, other than the payment of health insurance premiums and a monthly automotive allowance of $750.

Employment Agreements

On November 1, 2007, we entered into an oral employment agreement with Douglas Hague as our President and Chief Executive Officer.  This oral agreement was formalized by a written agreement effective January 1, 2008.  Under the agreement, Mr. Hague received 5,000,000 shares of stock after splits, and was entitled to additional stock of 15,404,549 shares, which was awarded as follows: 33% on December 31, 2008, 33% on December 31, 2009 and 33% on December 31, 2010 contingent upon employment with us on each date. We calculated the value of the award based upon the closing stock price on the reporting date December 31, 2007 and expensed the award over the award periods. Mr. Hague is also entitled to a monthly automobile allowance of $750, plus healthcare benefits. On December 31, 2010, Mr. Hague’s original three year employment agreement has expired, and the Company is currently negotiating its extension.

Effective August 9, 2010, we entered into an employment agreement with Robin T. Eves to become our CEO and President. Concurrently, our former CEO and President Douglas Hague accepted the nomination of Chief

Operations Officer while retaining all provisions of his original employment agreement.  Our CEO and President, Robin Eves has an employment agreement that provides for 14,000,000 restricted shares to be issued at contract signing, with a further 14,000,000 shares to be issued after a period of eighteen months, or following a significant contribution to the Company, as determined at the discretion of the Board of Directors. Mr. Eves is also entitled to a monthly automobile allowance of $750, plus healthcare benefits.

Neither Mr. Eves, nor Mr. Hague is compensated for their contributions to the Board of Directors.

We have not entered into employment agreements with any other officers, directors, or any other persons and no such agreements are anticipated in the immediate future. Compensation to our non-employee directors has been deferred since June 30, 2010, and until such time as business operations provide sufficient cash flow to pay cash compensation.

Other Key Employees and Consultants

We have an oral consulting agreement with CJ Douglas, a shareholder who provides services that support our administrative, investor relations, and accounting functions on a month-to-month basis, at $15,000 per month.

The terms of the agreement described above were negotiated by and between the individual and our board of directors based on the qualifications and requirements of each individual and the needs of the company, however, the negotiations may not be deemed to have been at arm’s length.

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

We have accrued directors’ fees since September 2007. On June 30, 2010, the accrued fees were converted to convertible debentures for our current directors. The related expense for Directors fees included in operating expenses totaled $58,418 and $49,917 for the years ended December 31, 2010 and 2009, respectively.

The Company has not adopted any other bonus, profit sharing, or deferred compensation plan.

 The following table sets forth, for the last two years, the dollar value of all cash and non-cash compensation earned by the Company’s named executive officers.

SUMMARY COMPENSATION TABLE

Officers Name & Principal Position	Year	Salary ($)(1)	Bonus ($)	Stock ($)(3)	Option Awards ($)(4)	Non-Equity Incentive Plan Compensation ($)	Nonqualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total ($)
Robin Eves, Pres and CEO	2010 2009	- -	- -	1,099,467	- -	- -	- -	- -	1,099,467 -
Douglas Hague, COO	2010 2009	259,000 259,000	50,000 50,000	7,589,898 18,758,275	- -	- -	- -	- -	7,898,898 19,067,275

(1)

Mr. Hague has received a total of $50,000 in cash and had accrued compensation totaling $739,167 as of June 30, 2010 at which time this obligation was converted to a convertible debenture.  Accrued compensation as of December 31, 2010 totaled $129,500

 (2)

Stock award to Douglas Hague is per his employment agreement whereby he is entitled to a stock bonus of common shares. The stock was awarded as follows: 33% on December 31, 2008, 33% on December 31, 2009 and 33% on December 31, 2010 contingent upon continued employment with us on each date. A total of $7,589,898 and 18,758,275 were recognized as share-based compensation under this award for the years ended December 31, 2010 and 2009, respectively.

(3)

Mr. Eves has accrued compensation of $1,099,467 as of December 31, 2010. Per his employment agreement, Mr. Eves is entitled to a total stock award of 28,000,000 shares. Under his agreement, 14,000,000 shares were awarded on August 16, 2010, with a further 14,000,000 shares to be issued after a period of eighteen  months, or following a significant contribution to the Company, as determined at the discretion of the Board of Directors

The following table sets forth, for the current year, the dollar value of all cash and non-cash compensation for the Company’s directors.

DIRECTOR COMPENSATION

Name		Fees Earned or Paid in Cash ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Non Qualified Deferred Compensation Earnings	All Other Compensation ($)(1)(2)	Total ($)
Stewart Ashton(4)	2010	9,500						9,500
Ed Jennings	2010	19,000						19,000
Douglas Hague	2010	0						0
Mitch Shapiro	2010	19,001						19,001
Richard Young(4)	2010	10,917						10,917
Robin Eves (3)	2010	0						0

(1)

The cash fees have been accrued.

(2)

Represents market price of the stock on the date of issuance.

(3)

Mr. Eves was appointed to the Board of Directors in August, 2010.

(4)

Mr. Ashton and Mr. Young resigned as Directors in August 2010.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth information, to the best of the Company's knowledge, as of December 31, 2010, with respect to each person known by the Company to own beneficially more than 5% of the 531,977,794 shares of our issued and outstanding common stock, as well as the beneficial ownership of each director and officer and all directors and officers as a group. Except as otherwise indicated, each of the stockholders listed below has sole voting and investment power over the shares beneficially owned.

Name and Address of Beneficial Owner	Amount and Nature of Beneficial Ownership	Percent of Class
None(1)
	Amount and Nature of	Percent of
Officers and Directors	Beneficial Ownership(1)	Class
Robin Eves, President, CEO, Director	14,000,000	2.63%
Douglas Hague, COO, Director	16,164,902	3.04%
Edward Jennings, Director	2,052,334	0.39%
Mitch Shapiro, Director	1,589,991	0.30%

All directors and officers as a group (4 persons)	33,807,227	6.36%

(1) Prior reports showed Larry Hunt as a Beneficial Owner. However, as of September 19, 2010, Mr. Hunt’s total shares became less than 10% of the total issued and outstanding shares, and therefore as of  December 18, 2010, Mr. Hunt no longer qualified as an Affiliate of Clean Coal.

(2) The Company has no documentation that would indicate that any of the shares listed above are pledged as security. None of the above has the right to acquire any additional shares within 60 days through the exercise of options, warrants, rights, conversion privileges or otherwise.

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

The terms of the consulting agreement described above were negotiated by and between the individuals and our board of directors based on the qualifications and requirements of each individual and the needs of the company, however, the negotiations may not be deemed to have been at arms’ length.

On November 1, 2007, we entered into an employment agreement with Douglas Hague as our President and Chief Executive Officer as described above in Executive Compensation. The terms of the agreement were negotiated by Larry Hunt and C. J. Douglas as major shareholders of the new Company, in conjunction with the Company’s Board of Directors. Mr. Hague is also entitled to a monthly automobile allowance of $750, plus healthcare benefits. On December 31, 2010, Mr. Hague’s original three year employment agreement expired, and the Company is currently negotiating its extension.

Effective August 9, 2010, we entered into an employment agreement with Robin T. Eves to become our CEO and President. Concurrently, our former CEO and President Douglas Hague accepted the nomination of Chief Operations Officer while retaining all provisions of his original employment agreement.  Our CEO and President, Robin Eves has an employment agreement that provides for 14,000,000 restricted shares to be issued at contract signing, with a further 14,000,000 shares to be issued after a period of eighteen months, or following a significant contribution to the Company, as determined at the discretion of the Board of Directors. Mr. Eves is also entitled to a monthly automobile allowance of $750, plus healthcare benefits.

Neither Mr. Eves, nor Mr. Hague is compensated for their contributions to the Board of Directors.

Share issuances for services

During the year ended December 31, 2010 we issued a total of 91,622,326 shares. Of these 42,467,542 were issued to related parties as follows: Douglas Hague 10,835,604, Robin Eves 14,000,000, Ignacio Ponce de Leon 6,000,000, Ed Jennings 352,334, Mitch Shapiro 339,991, Richard Young 388,120, Stewart Ashton 356,646, CJ Douglas 10,194,847, and a total of 49,154,784 to various non-related parties for various services provided to the Company.

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

On June 30, 2010, Clean Coal converted $1,317,472 of related party payables and advances, $79,290 of accrued interest and $939,576 of previously issued related party debt into long-term related party notes. The modified notes were unsecured, had a maturity date of June 30, 2012 and an interest rate of 10% per annum. The notes contained a conversion feature whereby they become convertible on December 31, 2010 into shares of Clean Coal’s common stock at a price of $0.045 per share. Clean Coal evaluated the conversion options under FASB ASC 470-20 and determined they qualify as beneficial conversion features. The intrinsic value of the beneficial conversion features on June 30, 2010 was determined to be $623,023. Due to the conversion options being contingent, the beneficial conversion features were not recognized. On November 30, 2010, Clean Coal modified the terms of these related party notes again. Under the second modification, the interest rate in the notes was reduced to 4% per annum. In addition, the conversion options in the notes were changed whereby the conversion rate was reduced to $0.07025 and 50% of the notes become convertible on December 31, 2010 and the other 50% become convertible on June 30, 2011. Clean Coal evaluated the new conversion options under FASB ASC 470-20 and determined that they did not qualify as beneficial conversion features. These two modifications occurred within one year. Clean Coal evaluated the modification under FASB ASC 470-50 and determined it qualified as a debt extinguishment due to a substantive conversion option being added. There was no gain or loss as a result of the extinguishment. On December 15, 2010, these note holders converted $1,168,169 of unpaid principal and $47,110 of accrued interest into 17,299,360 common shares at the conversion rate of $0.07025.

A summary of the debt from related parties outstanding as of December 31, 2010 and 2009 is as follows:

DATE OF	TO	MATURITY	INTEREST
NOTE	WHOM	DATE	RATE	2010	2009

April 3, 2008	C J Douglas	April 3, 2010	10%	$ -	$ 103,961
April 15, 2008	Larry Hunt	April 15, 2010	10%	-	104,959
June 30, 2008	Larry Hunt	June 30, 2010	10%	-	247,305
June 30, 2008	C J Douglas	June 30, 2010	10%	-	266,770
June 30, 2008	Equimune Research Corp	June 30, 2010	10%	252,641	252,641
August 17, 2009	C J Douglas	September 15, 2009	10%	-	20,000
September 30, 2009	Larry Hunt	Demand	0%	-	91,466
September 30, 2009	C J Douglas	Demand	0%	-	339,045
September 30, 2009	Enviro Fuels Mfg Inc	Demand	0%	98,091	98,091
September 30, 2009	Enviro Fuels Mfg Inc	Demand	0%	500	500
October 31, 2009	Enviro Fuels Mfg Inc	Demand	0%	3,000	3,000
October 31, 2009	C J Douglas	Demand	0%	-	5,000
November 30, 2009	Enviro Fuels Mfg, Inc	Demand	0%	500	500
November 30, 2009	C J Douglas	Demand	0%	-	62,800
March 8, 2010	Enviro Fuels Mfg., Inc	September 8, 2010	10%	25,000	-
June 30, 2010	Douglas Hague	June 30, 2012	4%	382,703	-
June 30, 2010	C J Douglas	June 30, 2012	4%	688,424	-
June 30, 2010	Edward Jennings	June 30, 2012	4%	23,792	-
June 30, 2010	Mitchell Shapiro	June 30, 2012	4%	22,959	-
June 30, 2010	Stewart Ashton	June 30, 2012	4%	24,083	-
June 30, 2010	Richard Young	June 30, 2012	4%	26,208	-
				$ 1,547,901	$ 1,687,038

All of the notes listed above are unsecured except for the August 17, 2009 note payable to CJ Douglas which was modified into to the June 30, 2010 note payable to CJ Douglas. This note is secured by 200,000 common shares of Clean Coal which have not been issued.

Advances from related parties

At December 31, 2010 and 2009, unpaid advances from related parties totaled $171,914 and zero, respectively. These advances are unsecured, due on demand and bear no interest.

Accounts payable from related parties

At December 31, 2010 and 2009, unpaid services provided by related parties totaled $294,187 and $1,328,084, respectively, which was included in accounts payable from related parties

Director Independence

Director Edward Jennings is deemed to be independent as that term is defined by the SEC.    Our Secretary, Mitchell Shapiro served as our CEO and President from September 2007 to December 2007, and is therefore not considered to be independent.  Robin Eves our CEO and President, and Douglas Hague, our Chief Operations Officer are not independent.

ITEM 14.    PRINCIPAL ACCOUNTING FEES AND SERVICES

Fees billed to the Company by MaloneBailey, LLP

		2010	2009
(1)	Audit Fees	$38,885	$49,530
(2)	Tax Fees	$-	$-
(3)	Other Fees	$-	$-

All audit and non-audit services and fees are approved by the Board of Directors.

PART IV

ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a)

Documents filed with this report.

1.

Financial Statements:

See Index to Financial Statements on page 21.

2.

Financial Statement Schedules:

Financial statement schedules are omitted because they are not required or are not applicable or the required information is shown in the financial statements or notes thereto.

3.

Exhibits:

The exhibits to this report are listed on the Exhibit Index below.

(b)

Description of exhibits

3.1(1)	Articles of Incorporation
3.2(1)	Bylaws
4.1(1)	Specimen stock certificate
10.10(1)	Form of Promissory Note
10.13	Eves Executive Employment Agreement dated August 9, 2010.
10.14	MMB Consulting Agreement
10.15	MBA Agreement
10.16	Form of Convertible Debenture Agreement
10.17	Benham Contract Addendum – Change to SAIC Energy, Environment & Infrastructure.
10.18	Huamin MOU
31	Certification of Chief Executive and Financial Officer in accordance with 18 U.S.C. Section 1350
32	Certification of Chief Executive Officer in accordance with 18 U.S.C. Section 1350

(1)

Filed with Registrant’s Form 10, January 14, 2009.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: March 25, 2011	/s/Robin Eves Robin Eves CEO, President, Principal Executive and Financial Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities indicated on the 25th day of March 2011.

/s/Robin Eves Robin Eves, CEO, President and Director	/s/Douglas Hague Douglas Hague, COO and Director
/s/Edward Jennings Edward Jennings, Director	/s/Mitchell Shapiro Mitchell Shapiro, Director