Form 10-Q
period 2011-03-31
Clean Coal Technologies Inc.
filed 2011-05-11
CIK 1445109

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

FORM 10-Q

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended:

March 31, 2011

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

Large accelerated filer  ☐      Accelerated filer ☐         Non-accelerated filer    ☐       Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes  ☐  No☒

 The number of shares outstanding of Registrant’s Common Stock as of May 9, 2011:  541,987,794

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

Clean Coal Technologies Inc
(A Development Stage Company)
Balance Sheets
(Unaudited)
	March 31,	December 31,
	2011	2010
ASSETS
Current Assets
Cash	$9,857	$5,446
Total Current Assets	9,857	5,446

Property, plant and equipment, net of accumulated
depreciation of $535 and $484, respectively	484	535
Total Assets	$10,341	$5,981

LIABILITIES AND STOCKHOLDERS' DEFICIT
Current Liabilities
Accounts payable	$391,657	$305,870
Accounts payable to related parties	419,019	294,187
Advances from related parties	258,650	171,914
Accrued liabilities	86,355	75,201
Short-term debt	75,303	73,003
Debt owed to related parties	379,732	379,732
Total Current Liabilities	1,610,716	1,299,907

Long-term debt	30,916	30,916
Debt owed to related parties	1,168,169	1,168,169
Total Liabilities	2,809,801	2,498,992

Common stock, $0.00001 par value; 600,000,000 shares
authorized, 541,987,794 and 531,977,794 shares issued
and outstanding, respectively	5,420	5,320
Additional paid-in capital	194,243,064	193,816,192
Deficit accumulated during the development stage	(197,047,944)	(196,314,523)
Total Stockholders' Deficit	(2,799,460)	(2,493,011)
Total Liabilities and Stockholders' Deficit	$10,341	$5,981

See Notes to the Unaudited Financial Statements.

Clean Coal Technologies Inc
(A Development Stage Company)
Statements of Expenses
(Unaudited)

				October 20, 1997
				(Inception)
	Three Months Ended			Through
	March 31,			March 31,
	2011	2010		2011

Operating Expenses:
General and administrative	$112,050	$109,001		$2,700,384
Research and development	-	-		374,912
Consulting services	602,564	5,024,469		172,851,055

Loss from Operations	(714,614)	(5,133,470)		(175,926,351)

Other Income (Expenses):
Interest expense	(18,807)	(26,295)		(560,399)
Other income	-	990		4,590
Other expenses	-	-		(18,985)
Loss on extinguishment of debt	-	-		(146,607)
Gain on change in derivative liability	-	-		7,598,481
Total Other Income (Expenses)	(18,807)	(25,305)		6,877,080

Net loss	$(733,421)	$(5,158,775)		$(169,049,271)

Net loss per share - basic and diluted	$(0.00)	$(0.01)	$

Weighted average shares outstanding - basic and diluted	538,830,651	448,395,944

See Notes to the Unaudited Financial Statements.

Clean Coal Technologies Inc
(A Development Stage Company)
Statement of Stockholders' Deficit
(Unaudited)
				Deficit
				Accumulated
			Additional	During the
	Common Stock		Paid-In	Development	Stockholders'
	Shares	Amount	Capital	Stage	Deficit

Balances at December 31, 2010	531,977,794	$5,320	$193,816,192	$(196,314,523)	$(2,493,011)

Common stock issued for services	10,010,000	100	280,225	-	280,325

Accrued stock-based compensation	-	-	144,667	-	144,667

Option expense	-	-	1,980	-	1,980

Net loss	-	-	-	(733,421)	(733,421)

Balances at March 31, 2011	541,987,794	$5,420	$194,243,064	$(197,047,944)	$(2,799,460)

See Notes to the Unaudited Financial Statements.

Clean Coal Technologies Inc
(A Development Stage Enterprise)
Statements of Cash Flows
(Unaudited)
			October 20, 1997
			(Inception)
	Three Months Ended		Through
	March 31,		March 31,
	2011	2010	2011
CASH FLOWS FROM OPERATING ACTIVITIES:
Net Loss	$(733,421)	$(5,158,775)	$(169,049,271)
Adjustment to reconcile net loss to net cash
used in operating activities:
Depreciation expense	51	51	5,855
Shares issued for settlement of lawsuit	-	-	2,500
Shares issued for services	424,992	4,916,700	153,116,848
Warrant expense	-	-	16,490,517
Options expense	1,980		1,980
Loss on extinguishment of debt	-	-	146,607
Loss on shares issued for debt	-	-	35,287
Beneficial conversion feature on converted debt	-	-	50,000
Interest expense paid in shares	-	-	173,017
Interest converted to debt	-	-	117,392
Write-off of asset	-	-	16,015
Gain on derivative liability	-	-	(7,598,481)
Gain on write-off of accounts payable	-	-	(87,404)
Changes in operating assets and liabilities:
Prepaid expenses and other current assets	-	-	(11,015)
Accounts payable	85,787	(12,970)	507,394
Accounts payable - related party	124,832	122,750	3,580,237
Accrued expenses	11,154	20,363	89,692
Cash Used In Operating Activities	(84,625)	(111,881)	(2,412,830)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of fixed assets	-	-	(6,339)
Investment in joint venture	-	-	(5,000)
Cash Used in Investing Activities	-	-	(11,339)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from the sale of stock	-	-	80,000
Advances from related parties	86,736	-	574,650
Borrowings on related party debt	-	100,000	1,706,576
Payments on related party debt	-	(3,000)	(3,000)
Borrowings on debt	2,300	15,000	75,800
Cash Provided by Financing Activities	89,036	112,000	2,434,026

NET CHANGE IN CASH AND CASH EQUIVALENTS	4,411	119	9,857
CASH AND CASH EQUIVALENTS - beginning of period	5,446	9,860	-
CASH AND CASH EQUIVALENTS - end of period	$9,857	$9,979	$9,857

See Notes to the Unaudited Financial Statements.

Clean Coal Technologies Inc
(A Development Stage Enterprise)
Statements of Cash Flows
(Unaudited) (continued)
			October 20, 1997
			(Inception)
	Three Months Ended		Through
	March 31,		March 31,
	2011	2010	2011

SUPPLEMENTAL DISCLOSURES:
Cash paid for interest	$2,463	$-	$3,733
Cash paid for income taxes	-	-	-

NON-CASH INVESTING AND FINANCING ACTIVITIES:
Forgiveness of related party debt and accrued interest	$-	$-	$69,553
Derivative liability removed due to warrants exercised	-	-	36,890,709
Cumulative effect of change in accounting principle	-	-	44,489,190
Preferred stock issued for related party debt	-	-	380,837
Preferred stock converted to common stock	-	-	481
Payables converted to debt	-	-	28,333
Related party payables and advances converted to debt	-	-	2,816,664
Common stock issued for debt, liabilities and accrued interest	-	-	104,416
Common stock issued for related party debt, liabilities and accrued interest	-	-	3,196,730

See Notes to the Unaudited Financial Statements.

Clean Coal Technologies, Inc.

(A Development Stage Company)

Notes to Financial Statements

(Unaudited)

NOTE 1: BASIS OF PRESENTATION

The accompanying unaudited interim financial statements of Clean Coal Technologies, Inc. have been prepared in accordance with accounting principles generally accepted in the United States of America and the rules of the Securities and Exchange Commission, and should be read in conjunction with the audited financial statements and notes thereto contained in Clean Coal’s Annual Report on Form 10K filed with the SEC. In the opinion of management, the accompanying unaudited interim financial statements reflect all adjustments, consisting of normal recurring adjustments, necessary to present fairly the financial position and the results of operations for the interim period presented herein. The results of operations for interim periods are not necessarily indicative of the results to be expected for the full year or for any future period. Notes to the financial statements which would substantially duplicate the disclosure contained in the audited financial statements for fiscal 2010 as reported in the Form 10K have been omitted.

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

NOTE 2: GOING CONCERN

The accompanying financial statements have been prepared on a going concern basis of accounting which contemplates continuity of operations, realization of assets, liabilities, and commitments in the normal course of business. The accompanying financial statements do not reflect any adjustments that might result if the Clean Coal is unable to continue as a going concern.  Clean Coal has an accumulated deficit and a working capital deficit as of March 31, 2011 with no significant revenues anticipated for the near term. Management believes Clean Coal will need to raise capital in order to operate over the next 12 months.  As shown in the accompanying financial statements, Clean Coal has also incurred significant losses since inception.  Clean Coal’s continuation as a going concern is dependent upon its ability to generate sufficient cash flow to meet its obligations on a timely basis and ultimately to attain profitability. Clean Coal has limited capital with which to pursue its business plan.  There can be no assurance that Clean Coal’s future operations will be significant and profitable, or that Clean Coal will have sufficient resources to meet its objectives.  These conditions raise substantial doubt as to Clean Coal’s ability to continue as a going concern.  Management may pursue either debt or equity financing or a combination of both, in order to raise sufficient capital to meet Clean Coal’s financial requirements over the next twelve months and to fund its business plan. There is no assurance that management will be successful in raising additional funds.

NOTE 3: RELATED PARTY TRANSACTIONS

Debt from related parties

A summary of the debt from related parties outstanding as of March 31, 2011 and December 31, 2010 is as follows:

DATE OF	TO	MATURITY	INTEREST
NOTE	WHOM	DATE	RATE	2011	2010

June 30, 2008	Equimune Research Corp	June 30, 2010	10%	$ 252,641	$ 252,641
September 30, 2009	Enviro Fuels Mfg Inc	Demand	0%	98,091	98,091
September 30, 2009	Enviro Fuels Mfg Inc	Demand	0%	500	500
October 31, 2009	Enviro Fuels Mfg Inc	Demand	0%	3,000	3,000
November 30, 2009	Enviro Fuels Mfg, Inc	Demand	0%	500	500
March 8, 2010	Enviro Fuels Mfg., Inc	September 8, 2010	10%	25,000	25,000
June 30, 2010	Douglas Hague	June 30, 2012	4%	382,703	382,703
June 30, 2010	C J Douglas	June 30, 2012	4%	688,424	688,424
June 30, 2010	Edward Jennings	June 30, 2012	4%	23,792	23,792
June 30, 2010	Mitchell Shapiro	June 30, 2012	4%	22,959	22,959
June 30, 2010	Stewart Ashton	June 30, 2012	4%	24,083	24,083
June 30, 2010	Richard Young	June 30, 2012	4%	26,208	26,208
				$ 1,547,901	$ 1,547,901

All of the related party notes listed above are unsecured. The notes listed above from June 30, 2010 are convertible into common stock of Clean Coal at $0.07025 per share. Clean Coal evaluated the notes for a beneficial conversion feature under ASC 470-20 on the date of the notes and determined that none existed.

Advances from related parties

At March 31, 2011 and December 31, 2010, unpaid advances from related parties totaled $258,650 and $171,914, respectively. These advances are unsecured, due on demand and bear no interest.

Accounts payable from related parties

At March 31, 2011 and December 31, 2010, unpaid services provided by related parties totaled $419,019 and $294,187, respectively, which was included in accounts payable from related parties.

NOTE 4: NOTES PAYABLE

As of March 31, 2011 and December 31, 2010, the aggregate unpaid principal of outstanding notes payable was $106,219 and $103,919, respectively. The notes are unsecured, bear interest between 0% and 10% per annum and mature between on demand and June 30, 2012. A portion of the notes with an aggregate unpaid principal amount of $30,916 are convertible into common stock of Clean Coal at $0.07025 per share. Clean Coal evaluated the notes for a beneficial conversion feature under ASC 470-20 on the date of the notes and determined that none existed.

NOTE 5: EQUITY TRANSACTIONS

Common Stock

On August 9, 2010 Clean Coal entered into an employment agreement with Robin Eves as President and Chief Executive Officer. Under the employment agreement, President and Chief Executive Officer is entitled to a stock bonus of 28,000,000 common shares. Under the terms of the employment agreement, the stock is to be awarded as follows: 50% of the shares to be exercisable at the signing of the agreement, and the balance of 50% exercisable after January 31, 2012, or on the accomplishment of a significant business objective as established by the Board of Directors. Clean Coal calculated the fair value of the award based upon the closing stock price on the grant date of August 9, 2010 and is expensing the award over the award periods. The total fair value of the award was determined to be $868,000. A total of $144,667 was recognized as share-based compensation under this award for the three months ended March 31, 2011 and is reflected as accrued stock-based compensation in the Statement of Stockholders’ Deficit. As of March 31, 2011, a total of 14,000,000 shares have been issued under the agreement and are shown as outstanding in the Statement of Stockholders’ Deficit. The unvested portion of the award of $491,867 will be recognized over the remaining award period through January 31, 2012.

During the three months ended March 31, 2011, Clean Coal issued an aggregate of 10,010,000 common shares for services valued at $280,325.

Common Stock Options

On February 7, 2011, Clean Coal entered into an investor relations advisor agreement and granted the advisor 900,000 common stock options. The options are exercisable at $0.0264 per share, expire on February 7, 2016 and vest 75,000 options per month over one year. Clean Coal estimated the fair value of the options to be $20,647 using the Black-Scholes option pricing model. The significant assumptions used in the model included the following: the closing price of Clean Coal’s common stock on the date of grant of $0.026, no expected dividend yield, expected volatility of 180.34%, risk free interest rate of 1.28% and an expected term of 2.77 years. The fair value is being expensed over the vesting term of the options. During the three months ended March 31, 2011, $1,980 was expensed. The remaining $18,667 will be expensed through February 7, 2012.

NOTE 6: SUBSEQUENT EVENTS

During April 2011, Clean Coal entered technology licensing and royalty agreement with China’s Huamin Senior Fund Holding Group Co., Ltd. Pursuant to the Agreement, Huamin commits to construct an initial 1.5 million ton per annum clean coal facility. Subject to the success of the initial phase, Huamin will commit to an incremental production capacity of 5 million tons per annum over the course of the 30-year contract for a total of 150 million tons, primarily based on sublicense agreements. Under the agreement, Clean Coal will receive license fees of $1,000,000 per each million tons of production, and an ongoing royalty fee of a minimum of $1.00 for each ton of clean coal produced. Based on the initial facility capacity of 1.5 million tons, the initial license fee of $1,500,000 will be paid as $500,000 at the time of feasibility study approval, with an additional $500,000 ninety (90) days thereafter, and the final installment of $500,000 payable ninety (90) days following Huamin’s acceptance of the plant’s production.

On April 23, 2011, the existing Cooperative Joint Venture agreement with the Sino-Mongolia International Railroad Systems, Co. Ltd. of Inner Mongolia Autonomous Region, PRC (SMIRSC), was terminated.  Following the transition of all permits and license agreements to a 100% wholly-owned local entity, (Inner Mongolia Nuomenhan Clean Coal Co., Ltd.,) the project will now move forward under a Technology Licensing and Royalty agreement.

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

Overview

Clean Coal Technologies, Inc. (“We,” “Company” or “Clean Coal”) owns a patented technology that we believe will provide cleaner energy at low costs through the use of the world’s most abundant fossil fuel, coal.  Our technology is designed to utilize controlled heat to extract and capture pollutants and moisture from low-rank coal, transforming it into a cleaner-burning, more energy-efficient fuel prior to combustion.  Our proprietary coal cleaning process is designed to ensure that the carbon in coal maintains its structural integrity during the heating process while the volatile matter (polluting material) within the coal turns into a gaseous state and is removed from the coal. We have trade-marked the name “PRISTINE™” as a means of differentiating our processed product from the negative connotations generally associated with coal, and its traditional use. PRISTINE™ is applicable for a variety of applications, including coal-fired power stations, chemical byproduct extraction, and as a source fuel for coal to liquid technologies

Current or Pending Projects

Huamin Senior Fund Holding Group. On April 25, 2011, we  signed an agreement with the Huamin Senior Fund Holding Group Co., Ltd. (“Huamin”), for our first technology license and royalty agreement to build an initial clean coal facility with a capacity of 1.5M tons in China. Under the agreement, Huamin will obtain funding for all infrastructure development, coal assets, administration, and technical resources. Huamin will contract directly with our engineering consultant, SAIC Energy, Environment & Infrastructure, LLC, “SEE&I”, (formerly Benham), a division of Science Applications International Corporation (“SAIC”),   for the engineering design, procurement and construction of the new facility.

Under our agreement with Huamin, CCTI will receive one-time license fees of $1,000,000 per million tons of production, and an ongoing royalty fee of a minimum of $1.00 for each ton of clean coal produced. Initial revenues will be $500,000 at the time of feasibility study approval, with an additional $500,000 ninety (90) days thereafter, and the final installment of $500,000 which will be payable ninety (90) days following Huamin’s acceptance of the plant’s production. . Subject to the success of the initial phase, Huamin will commit to an incremental production capacity of 5.0M tons per annum. As this is a license/royalty agreement as compared to a joint venture agreement, Huamin anticipates an accelerated approval process which should not exceed six months, particularly as the majority of the government requirements have previously been developed and accepted for our Inner Mongolia project.

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

On October 26, 2010 we received the project’s final approval from the Chinese Government after the completion and acceptance of a myriad of environmental impact, health and safety, land use, and human resources studies required by the Chinese government.  Subsequent to the award of our permits, we have been unable to validate that our majority partner, Sino-Mongolia Railroad Systems, will be able to fully comply with its contractual obligations, and are seeking verification  of key elements of its business plan including verification of financial commitments, staffing, coal sourcing, material transport, and supply and off-take agreements.

On April 23, 2011, the existing Cooperative Joint Venture agreement with the Sino-Mongolia International Railroad Systems, Co. Ltd. of Inner Mongolia Autonomous Region, PRC (SMIRSC), was terminated.   Following the transition of all permits and license agreements to a 100% wholly-owned local entity, (Inner Mongolia Nuomenhan Clean Coal Co., Ltd.,) the project will now move forward under a Technology Licensing and Royalty agreement.

Suspended Projects

INK Global Consulting. On December 18, 2009, we signed an exclusive Technology Licensing Agreement (TLA) with INK Global Consulting for the deployment of our technology in India.  The TLA provided for the funding and construction of clean coal facilities for an increasing production capacity of 100 million tons annually, over a ten year period. Whereas the initial license fee was payable as of the end of January 2010, the parties determined that the business model originally contemplated between CCTI and INK Global Consulting under the exclusive Technology Licensing Agreement was inappropriate, and consequently CCTI cancelled the agreement effective May 8, 2010. CCTI’s subsequent business development activities in India are now primarily focused through MMB, with whom we signed a consulting agreement in August 2010 to provide strategic services.

Tianjin Tianning Coal Traders. On February 11, 2010, we signed a Memorandum of Understanding (MOU) (Framework Agreement) under which Tianjin Tianning Coal Traders, Co., Ltd.; (TTCT) would finance and construct an initial 1.5 million ton clean coal facility in Inner Mongolia under a Technology Licensing Agreement (TLA). The MOU provided for us to receive the initial TLA fee of $1.0 million dollars in three tranches, i.e. 30% payable on the delivery of the government mandated Feasibility Study, a further 30% payable six months after the delivery of the Feasibility Study, and the final 40% within 3 months of the commencement of the initial clean coal production. Additionally, we were to receive a royalty of $2.00 per ton of all finished product produced, excluding that produced for testing and qualification. At this time we have suspended this opportunity pending Tianjin’s securing and developing the necessary coal assets to justify our continued participation and joint collaboration.

 Consultant Activities

MMB has been in direct contact with two world-class coal mining groups in Indonesia and has been in direct negotiation with the owner of a world-class reserve of bituminous coal in the Republic of Mongolia with a view to deploying CCTI’s technology. In India, MMB has been in preliminary discussions for the potential deployment of CCTI’s technology in two coal operating divisions of a large power company. In addition, MMB has been involved in conducting due diligence on a potential partner in Kentucky, and through its associates, continues to look for commercial opportunities in India, China, Indonesia and Mongolia.

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

•

Research and development expenses, which consist primarily of equipment and materials used in the development and testing of our technology; and

•

Legal and professional expenses, which consist primarily of amounts paid for patent protections, audit, disclosure, and reporting services.

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

For the Three Months Ended March 31, 2011 and March 31, 2010

Revenues

We have generated no revenues for the three months ended March 31, 2011 and the same period in 2010 and do not anticipate any significant revenues for approximately twenty-four months, as stated above.

Operating Expenses

Our operating expenses for the three months ended March 31, 2011 totaled $714,614, compared to $5,133,470, for the same periods in the prior year.  The primary component of the operating expenses in both periods was for shares issued for services.  The significant decrease in compensation expense for the 2011 fiscal period is due to the differences in share price and the number of shares issued.

We recorded stock-based compensation to our CEO and President of $144,667 for the three months ended March 31, 2011, compared to $1,870,933 to our former CEO and President for the same period in the prior year. In addition, during the three months ended March 31, 2011, we issued 450,000 shares to Davis Family Investments, an unrelated third party consultant, for public relations services valued at $11,655, issued 3,500,000 shares to CJ Douglas, a related business consultant valued at $90,650 for compensation, issued 2,000,000 shares our Advisor to the Board of Directors, Ignacio Ponce de Leon, as a bonus valued at $51,800, issued 1,000,000 shares to Cooper Global Communications for Investor Relation services valued at $26,400, issued 60,000 to Russ Schleipman for consulting services valued $1,920 and issued 3,000,000 common shares to MMB Global Advisors for consulting services valued at $97,900.

Other than the expense recorded for stock compensation during the three months ended March 31, 2011, operating expenses consisted of $112,050 in general and administrative expenses.  In the same period in 2010, our operating expenses included $109,001 in general and administrative expenses.

All Board of Directors’ cash fees have been accrued as of this date.  Our CEO and President, Robin Eves, our Chief Operations Officer, Ignacio Ponce de Leon, and our Senior Managing Director, Doug Hague, are not compensated for their participation on our Board.

Our CEO and President, Robin Eves has an employment agreement that provides for 14,000,000 restricted shares to be issued at contract signing, with a further 14,000,000 shares to be issued after a period of eighteen months, or following a significant contribution to the Company, as determined at the discretion of the Board of Directors. Our Chief Operations Officer, Ignacio Ponce de Leon’s employment agreement is currently being finalized.

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

Effective  September 1, 2010, we appointed Ignacio Ponce De Leon as our Exclusive Representative for Latin America, in addition to the his prior appointment as Senior Economic Advisor to our Board of Directors, which was effective August 25, 2010. Ignacio Ponce De Leon received a one-time compensation fee of 2,000,000 restricted shares for each of these appointments for a total of 4,000,000 shares during 2010.

Employees

As of March 30, 2011, Douglas Hague the prior Chief Operations Officer resigned and accepted the position of Senior Managing Director for China. Mr. Hague will continue to serve of the BOD. Concurrent with this change, Ignacio Ponce de Leon, former Senior Advisor to the CCTI Board of Directors, accepted the position of Chief Operations Officer, and member of the BOD. Employment agreement details for Mr. Hague and Mr. Ponce de Leon are currently being finalized.

As of March 31, 2010, we had three full-time executives, and one full-time administrative employee. President and CEO Robin Eves has a written employment agreement. Chief Operations Officer, Ignacio Ponce de Leon’s employment agreement is currently being finalized. Senior Managing Director, Douglas Hague’s contract expired on December 31, 2010, and is currently under re-negotiation. Effective August, 2010, the Board of Directors appointed Dr. Mitch Shapiro to serve as the Company’s Secretary for which he will receive no additional compensation, other than that paid as a Director. Our administrative employee is at-will. Eves, Ponce de Leon and Hague receive no compensation for their participation on the Board of Directors.

We have an oral consulting agreement with CJ Douglas, a shareholder who provides services that support our administrative, and accounting functions on a month-to-month basis, at $17,000 per month. Prior to the appointment of Cooper Global Communications as our investor relations firm, CJ Douglas had provided this function to the Company.

The terms of the agreements described above were negotiated by and between the individuals and our board of directors based on the qualifications and requirements of each individual and the needs of the company, however, the negotiations may not be deemed to have been at arms length.

Net Income/Loss

For the three months ended March 31, 2011 we experienced net losses of $733,421 and $5,158,775 for the same period for the prior year.  We incurred losses from operations of $714,614 and $5,133,470, respectively, as outlined above, and interest expense of $18,807 and $26,295, respectively

We anticipate losses from operations will increase during the next twelve months due to anticipated increased payroll expenses as we add necessary staff and increases in legal and accounting expenses associated with becoming a reporting company.  We expect that we will continue to have net losses from operations for several years until revenues from operating facilities become sufficient to offset operating expenses, unless we are successful in the sale of licenses for our technology.

Liquidity and Capital Resources

We have generated no revenues since inception, nor have we generated any funding through any form of private or public offering.  We have obtained cash for operating expenses solely through advances and/or loans from affiliates and stockholders, and a single stock sale totaling $80,000.  Licensing payments will commence from the Huamin contract with  $500,000 payable upon completion of the feasibility study, a further $500,000 three weeks after the first payment and a final payment of $500,000 on completion of the plant. Thereafter royalty payments based upon the output of the coal will be on a quarterly basis. Providing Huamin and the owners of the project in Inner Mongolia can agree on the terms of a Technology Licensing Agreement, the licensing payments could commence within the next 60-90 days as the feasibilty study and all permits are in place.

Net Cash Used in Operating Activities.  Our primary sources of operating cash during the three months ended March 31, 2011 was advances from related parties.  The advances are unsecured, due on demand and bear no interest. Our primary uses of funds in operations were payments made to our consultants and employees, as well as travel and office expenses.

Net cash used in operating activities was $84,625 for the three months ended March 31, 2011 compared to net cash used of $111,881 for the same period in 2010.  The decrease in cash used in operating activities in 2011 was due primarily to lower operating expenses as the company’s operations have been restricted in 2011 due to limited funding. Non-cash items in 2011 included shares issued for services valued at $424,992, options expense of $1,980 and depreciation expense of $51. During the three months ended March 31, 2011, we experienced an increase in accounts payable of $85,787, an increase in related party payables of $124,832 and an increase in accrued liabilities of $11,154.  Net cash used in operating activities from inception through March 31, 2011 totaled $2,412,830.

Net Cash Used In Investing Activities.  We did not engage in investing activities for the three months ended March 31, 2011 or 2010.  From inception through March 31, 2011, net cash used in investing activities totaled $11,339 for the purchase of fixed assets and investment in joint venture.

Net Cash Provided by Financing Activities.  Net cash provided by financing activities during the three months ended March 31, 2011 totaled $89,036 consisting of borrowings on debt of $2,300 and advances from related parties of $86,736.  Financing activities for the three months ended March 31, 2010 consisted of borrowings on related party debt of $100,000, payments on related party debt of $3,000 and borrowings on debt of $15,000.   From inception through March 31, 2011, net cash provided by financing activities totaled $2,434,026 due to loans and advances from related and third parties and cash received for the sale of common stock.

Cash Position and Outstanding Indebtedness

Our total indebtedness at March 31, 2011 was $2,809,801, consisting of current liabilities of $1,610,716.  Current liabilities consist primarily of accounts payable, accounts payable to related parties, advances from related parties, short-term debt, debt owed to related parties and accrued expenses.  At March 31, 2011, we had current assets of $9,857 in cash. Our working capital deficit at March 31, 2011 was $1,600,859. We had property, plant and equipment (net of accumulated depreciation) of $484 as at March 31, 2011.

Contractual Obligations and Commitments

The following table summarizes our contractual cash obligations and other commercial commitments at March 31, 2011.

	Payments due by period
	Total	Less than 1 year	1 to 3 years	3 to 5 years	After 5 years
Facility lease (1)	$30,444	$-	$-	$-	$-
Facility lease (2)	5,550	-	-	-	-
SMIRSC contract (3)	-	-	-	-	-
Total contractual cash obligations	$35,994	$-	$-	$-	$-

(1)  Our Coral Springs lease term runs until December 31, 2011, at a minimum monthly rate of $3,383 per month for approximately 1,450 square feet.

(2) Our initial New York lease runs until June 30, 2011, however, is expected to be extended at the current rate of $1,850 per month.

(3) In December 2008, we signed a JV agreement with SMIRSC that requires us to make an initial payment of $1,670,000 for our initial registered capital contribution with a balance of $6,660,000 payable within 24 months. As of April 23, 2011, CCTI was successful in terminating the original Cooperative Joint Venture agreement and will move forward under a Technology Licensing and Royalty agreement – Therefore the initial capital contribution totaling $8,330,000 is no longer required.

Sino-Mongolian Railroad Systems. On October 26, 2010 we received the project’s final approval from the Chinese Government after the completion and acceptance of a myriad of environmental impact, health and safety, land use, and human resources studies required by the Chinese government. Subsequent to the award of our permits, we have been unable to validate that our majority partner, Sino-Mongolia Railroad Systems, will be able to fully comply with its contractual obligations, and are seeking verification  of key elements of its business plan including verification of financial commitments, staffing, coal sourcing, material transport, and supply and off-take agreements.

On April 23, 2011, the existing Cooperative Joint Venture agreement with the Sino-Mongolia International Railroad Systems, Co. Ltd. of Inner Mongolia Autonomous Region, PRC (SMIRSC), was terminated.   Following the transition of all permits and license agreements to a 100% wholly-owned local entity, (Inner Mongolia Nuomenhan Clean Coal Co., Ltd.,) the project will now move forward under a Technology Licensing and Royalty agreement.

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

We expect we will need $3,082,827 to sustain operations for the next twelve months. Therefore, based on our current operational costs and including the capital requirements for our joint venture contributions, we estimate we will need a total of approximately $7,527,827 to fund the Company for the next fiscal year, and an additional $5,016,048 to continue for the following fiscal year (2012) or until the initial plant is up and running.  At this filing date, we do not have commitments for funding but intend to seek sufficient debt or equity funding to meet both our capital contribution deadlines and funding sufficient for our operations. We are also actively pursuing technology license and royalty agreements in order to begin construction of other facilities without incurring the capital costs associated with the construction of future plants.

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

ITEM 4. CONTROLS AND PROCEDURES

As of March 31, 2011, we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and  Chief  Financial  Officer  (the  same  person), of the effectiveness  of  the  design  and  operation  of  our  disclosure controls and procedures  pursuant to Exchange  Act  Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended.  Based on this evaluation, management concluded that our financial disclosure controls and procedures were not effective due to our limited internal resources and lack of ability to have multiple levels of transaction review.  We presently have only one officer and one employee. Inasmuch as there is no segregation of duties within the Company, there is no management oversight, no control documentation being produced, and no one to review control documentation if it was being produced.

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

PART II - OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

Clean Coal Technologies, Inc., and its Senior Managing Director, Douglas Hague in addition to shareholder Larry Hunt and consultant CJ Douglas, were named as co-defendants in a lawsuit filed by a shareholder in the 15th Judicial Circuit Court in and for West Palm Beach County, Florida, Case No. 50 2010CA 028706XXXX MB on or about November 24, 2010.   Plaintiff has not made a specific demand for damages; however, plaintiff has made a general demand for damages in order to meet the Court's jurisdictional limits, which is a standard disclosure.   We vigorously defended this action that the Company and its attorneys regard as absolutely frivolous, baseless and without merit. On January 24, 2011  attorneys for the plaintiff agreed to the entry of an order dismissing their lawsuit, without prejudice, allowing them twenty days to file an Amended Complaint.  Attorneys for the plaintiff filed an Amended Complaint on February 22, 2011 under the same case number.  We will continue to vigorously defend the action and we do not believe that the action will be materially adverse to the company.  Our attorneys have put the plaintiff’s counsel on notice of its intent to seek sanctions against both the   plaintiff, and the plaintiff’s counsel pursuant to Florida Statute Sec.57.105. Further, the defendants have moved dismiss the action on the basis that the Plaintiff has procedurally, factually, and legally failed to state a cause of action up which relief can be granted.  In the event that this case should be advanced, we believe that we have meritorious defenses to all claims; however, an adverse decision would materially and adversely impact us.

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

We have incurred net losses of $169,049,271 since inception. The net losses to date include large non-cash expenses recorded for share-based compensation for consultants and officer compensation.  However, in addition to the non-cash expenses, we had other operating expenses, all funded through loans from existing shareholders.  In order to meet our current operating budget and anticipated contractual obligations, we estimate that we will need an additional $7,527,827 for the balance of 2011, and $5,016,048 for 2012, based on our current contractual obligations. At March 31, 2011, we had total liabilities of $2,809,801 and cash of only $9,857. If we cannot obtain adequate financing from new funding sources, we will be unable to continue operations or meet our contractual obligations.

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

ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

There were no sales of unregistered securities for quarter ended March 31, 2011, and there were no sales of unregistered securities for the quarter ended March 31, 2010. There was a single sale of securities to the Company’s then Consultant to the Board of Directors, Ignacio Ponce De Leon, a related party, on November 9, 2010, for 2,000,000 shares at the price of $0.04 per share for a total of $80,000.

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

Dated: May 10, 2011

/s/ Robin Eves
Robin Eves
President, CEO, and Acting Chief Financial Officer