Form 10-Q
period 2011-06-30
Clean Coal Technologies Inc.
filed 2011-08-02
CIK 1445109

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

FORM 10-Q

(Mark One)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: June 30, 2011

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

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

(646) 710-3549
(Issuer’s telephone number)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), Yes ☒  and (2) has been subject to such filing requirements for the past 90 days.  No ☒

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☒    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer  ☐      Accelerated filer  ☐         Non-accelerated filer    ☐       Smaller reporting company  ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes  ☐  No  ☒

The number of shares outstanding of Registrant’s Common Stock as of July 29, 2011:  570,680,205

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

Clean Coal Technologies, Inc.
(A Development Stage Company)
Balance Sheets
(Unaudited)
	June 30,	December 31,
	2011	2010
ASSETS
Current Assets:
Cash	$9,995	$5,446
Total Current Assets	9,995	5,446

Property, plant and equipment, net of accumulated depreciation of $535 and $484, respectively	433	535
Total Assets	$10,428	$5,981

LIABILITIES AND STOCKHOLDERS' DEFICIT
Current Liabilities:
Accounts payable	$370,109	$305,870
Accounts payable to related parties	750,737	294,187
Advances from related parties	392,569	171,914
Accrued liabilities	92,570	75,201
Short-term debt	75,303	73,003
Debt owed to related parties	379,732	379,732
Total Current Liabilities	2,061,020	1,299,907

Long-term debt	-	30,916
Debt owed to related parties	-	1,168,169
Total Liabilities	2,061,020	2,498,992

Stockholders’ Deficit:
Common stock, $0.00001 par value; 600,000,000 shares authorized, 570,680,205 and 531,977,794 shares issued and outstanding, respectively	5,706	5,320
Additional paid-in capital	195,967,320	193,816,192
Deficit accumulated during the development stage	(198,023,618)	(196,314,523)
Total Stockholders' Deficit	(2,050,592)	(2,493,011)
Total Liabilities and Stockholders' Deficit	$10,428	$5,981

The accompanying notes are an integral part of these unaudited financial statements.

Clean Coal Technologies, Inc.
(A Development Stage Enterprise)
Statements of Expenses
(Unaudited)
					October 20, 1997
					(Inception)
	Three Months Ended		Six Months Ended		Through
	June 30,		June 30,		June 30,
	2011	2010	2011	2010	2011

Operating Expenses:
General and administrative	$346,161	$589,179	$458,211	$698,180	$3,046,545
Research and development	-	-	-	-	374,912
Consulting services	613,849	1,985,687	1,216,413	7,010,156	173,464,904

Loss from Operations	(960,010)	(2,574,866)	(1,674,624)	(7,708,336)	(176,886,361)

Other Income (Expenses):
Interest Expense	(15,664)	(51,907)	(34,471)	(78,202)	(576,063)
Other income	-	-	-	990	4,590
Other expenses	-	-	-	-	(18,985)
Loss on extinguishment of debt	-	-	-	-	(146,607)
Gain on change in derivative liability	-	-	-	-	7,598,481
Total Other Income (Expenses)	(15,664)	(51,907)	(34,471)	(77,212)	6,861,416

Net loss	$(975,674)	$(2,626,773)	$(1,709,095)	$(7,785,548)	$(170,024,945)

Net loss per share - basic and diluted	$(0.00)	$(0.01)	$(0.00)	$(0.02)

Weighted average common shares outstanding - basic and diluted	556,261,615	460,808,535	547,194,158	454,645,440

The accompanying notes are an integral part of these unaudited financial statements.

Clean Coal Technologies Inc
(A Development Stage Company)
Statement of Stockholders' Deficit
(Unaudited)
December 31, 2010 through June 30, 2011
				Deficit
				Accumulated
			Additional	During the
	Common Stock		Paid-In	Development	Stockholders'
	Shares	Amount	Capital	Stage	Deficit

Balances at December 31, 2010	531,977,794	$5,320	$193,816,192	$(196,314,523)	$(2,493,011)

Common stock issued for services	21,343,333	213	616,012	-	616,225

Common stock issued upon conversion of debt and interest	17,359,078	173	1,219,302	-	1,219,475

Accrued stock-based compensation	-	-	315,814	-	315,814

Net loss	-	-	-	(1,709,095)	(1,709,095)

Balances at June 30, 2011	570,680,205	$5,706	$195,967,320	$(198,023,618)	$(2,050,592)

The accompanying notes are an integral part of these unaudited financial statements.

Clean Coal Technologies Inc
(A Development Stage Enterprise)
Statements of Cash Flows
(Unaudited)
			October 20, 1997
			(Inception)
	Six Months Ended		Through
	June 30,		June 30,
	2011	2010	2011
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(1,709,095)	$(7,785,548)	$(170,024,945)
Adjustment to reconcile net loss to net cash used in operating activities:
Depreciation expense	102	102	5,906
Shares issued for settlement of lawsuit	-	2,500	2,500
Shares issued for services	932,039	6,808,421	153,623,895
Warrant expense	-	-	16,490,517
Loss on extinguishment of debt	-	-	146,607
Loss on shares issued for debt	-	16,500	35,287
Beneficial conversion feature on converted debt	-	-	50,000
Interest expense paid in shares	-	-	193,407
Interest converted to debt	-	7,996	117,392
Write-off of asset	-	-	16,015
Gain on derivative liability	-	-	(7,598,481)
Gain on write-off of accounts payable	-	-	(87,404)
Changes in operating assets and liabilities:
Prepaid expenses and other current assets	-	-	(11,015)
Accounts payable	64,239	(7,721)	485,846
Accounts payable - related party	456,550	698,025	3,911,955
Accrued expenses	37,759	49,351	95,907
Cash Used In Operating Activities	(218,406)	(210,374)	(2,546,611)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of fixed assets	-	-	(6,339)
Investment in joint venture	-	-	(5,000)
Cash Used in Investing Activities	-	-	(11,339)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from the sale of stock	-	-	80,000
Advances from related parties	220,655	-	708,569
Borrowings on related party debt	-	170,000	1,706,576
Payments on related party debt	-	(3,000)	(3,000)
Borrowings on debt	2,300	35,000	75,800
Cash Provided by Financing Activities	222,955	202,000	2,567,945

NET CHANGE IN CASH AND CASH EQUIVALENTS	4,549	(8,374)	9,995
CASH AND CASH EQUIVALENTS - beginning of period	5,446	9,860	-
CASH AND CASH EQUIVALENTS - end of period	$9,995	$1,486	$9,995

The accompanying notes are an integral part of these unaudited financial statements.

Clean Coal Technologies Inc
(A Development Stage Enterprise)
Statements of Cash Flows
(Unaudited) (continued)
			October 20, 1997
			(Inception)
	Six Months Ended		Through
	June 30,		June 30,
	2011	2010	2011

SUPPLEMENTAL DISCLOSURES:
Cash paid for interest	$3,301	$2,489	$4,571
Cash paid for income taxes	-	-	-

NON-CASH INVESTING AND FINANCING ACTIVITIES:
Forgiveness of related party debt and accrued interest	$-	$-	$69,553
Derivative liability removed due to warrants exercised	-	-	36,890,709
Cumulative effect of change in accounting principle	-	-	44,489,190
Preferred stock issued for related party debt	-	-	380,837
Preferred stock converted to common stock	-	-	481
Accrued interest converted to debt	-	86,796	-
Payables converted to debt	-	28,333	28,333
Related party payables and advances converted to debt	-	-	2,816,664
Common stock issued for debt, liabilities and accrued interest	31,530	16,500	135,332
Common stock issued for related party debt, liabilities and accrued interest	1,187,945	-	4,364,899

The accompanying notes are an integral part of these unaudited financial statements.

 Clean Coal Technologies, Inc.
(A Development Stage Company)
Notes to Financial Statements
(Unaudited)

NOTE 1: BASIS OF PRESENTATION

The accompanying unaudited interim financial statements of Clean Coal Technologies, Inc. have been prepared in accordance with accounting principles generally accepted in the United States of America and the rules of the Securities and Exchange Commission, and should be read in conjunction with the audited financial statements and notes thereto contained in Clean Coal’s Annual Report on Form 10-K filed with the SEC. In the opinion of management, the accompanying unaudited interim financial statements reflect all adjustments, consisting of normal recurring adjustments, necessary to present fairly the financial position and the results of operations for the interim period presented herein. The results of operations for interim periods are not necessarily indicative of the results to be expected for the full year or for any future period. Notes to the financial statements which would substantially duplicate the disclosure contained in the audited financial statements for fiscal 2010 as reported in the Form 10K have been omitted.

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

Clean Coal uses Level 3 to value its warrant instruments and Level 1 to value its non cash common share transactions. There were no warrants outstanding as of June 30, 2011.

NOTE 2: GOING CONCERN

The accompanying financial statements have been prepared on a going concern basis of accounting which contemplates continuity of operations, realization of assets, liabilities, and commitments in the normal course of business. The accompanying financial statements do not reflect any adjustments that might result if the Clean Coal is unable to continue as a going concern. Clean Coal has an accumulated deficit and a working capital deficit as of June 30, 2011 with no significant revenues anticipated for the near term. Management believes Clean Coal will need to raise capital in order to operate over the next 12 months. As shown in the accompanying financial statements, Clean Coal has also incurred significant losses since inception. Clean Coal’s continuation as a going concern is dependent upon its ability to generate sufficient cash flow to meet its obligations on a timely basis and ultimately to attain profitability. Clean Coal has limited capital with which to pursue its business plan. There can be no assurance that Clean Coal’s future operations will be significant and profitable, or that Clean Coal will have sufficient resources to meet its objectives. These conditions raise substantial doubt as to Clean Coal’s ability to continue as a going concern. Management may pursue either debt or equity financing or a combination of both, in order to raise sufficient capital to meet Clean Coal’s financial requirements over the next twelve months and to fund its business plan. There is no assurance that management will be successful in raising additional funds.

NOTE 3: RELATED PARTY TRANSACTIONS

Debt from related parties

A summary of the debt from related parties outstanding as of June 30, 2011 and December 31, 2010 is as follows:

DATE OF	TO	MATURITY	INTEREST
NOTE	WHOM	DATE	RATE	2011	2010

June 30, 2008	Equimune Research Corp	June 30, 2010	10%	$252,641	$252,641
September 30, 2009	Enviro Fuels Mfg Inc	Demand	0%	98,091	98,091
September 30, 2009	Enviro Fuels Mfg Inc	Demand	0%	500	500
October 31, 2009	Enviro Fuels Mfg Inc	Demand	0%	3,000	3,000
November 30, 2009	Enviro Fuels Mfg, Inc	Demand	0%	500	500
March 8, 2010	Enviro Fuels Mfg., Inc	September 8, 2010	10%	25,000	25,000
June 30, 2010	Douglas Hague	June 30, 2012	4%	-	382,703
June 30, 2010	C J Douglas	June 30, 2012	4%	-	688,424
June 30, 2010	Edward Jennings	June 30, 2012	4%	-	23,792
June 30, 2010	Mitchell Shapiro	June 30, 2012	4%	-	22,959
June 30, 2010	Stewart Ashton	June 30, 2012	4%	-	24,083
June 30, 2010	Richard Young	June 30, 2012	4%	-	26,208
				$379,732	$1,547,901

All of the related party notes listed above are unsecured. The notes listed above from June 30, 2010 were convertible into common stock of Clean Coal at $0.07025 per share. Clean Coal evaluated the notes for a beneficial conversion feature under ASC 470-20 on the date of the notes and determined that none existed. During the quarter ended June 30, 2011, $1,168,169 of these June 30, 2010 related party notes and accrued interest of $19,776 were converted into 16,910,256 shares of Clean Coal’s common stock.

Advances from related parties

At June 30, 2011 and December 31, 2010, unpaid advances from related parties totaled $392,569 and $171,914, respectively. These advances are unsecured, due on demand and bear no interest.

Accounts payable from related parties

At June 30, 2011 and December 31, 2010, unpaid services provided by related parties totaled $750,737 and $294,187, respectively, which was included in accounts payable from related parties.

NOTE 4: NOTES PAYABLE

As of June 30, 2011 and December 31, 2010, the aggregate unpaid principal of outstanding notes payable was $75,303 and $103,919, respectively. The notes are unsecured, bear interest between 0% and 10% per annum and mature between on demand and June 30, 2012. A portion of the notes with an aggregate unpaid principal amount of $30,916 at December 31, 2010 was convertible into common stock of Clean Coal at $0.07025 per share. Clean Coal evaluated the notes for a beneficial conversion feature under ASC 470-20 on the date of the notes and determined that none existed. During the quarter ended June 30, 2011, $30,916 of these convertible notes and accrued interest of $614 were converted into 448,822 shares of Clean Coal’s common stock.

NOTE 5: EQUITY TRANSACTIONS

Common Stock

On August 9, 2010 Clean Coal entered into an employment agreement with Robin Eves as President and Chief Executive Officer. Under the employment agreement, President and Chief Executive Officer is entitled to a stock bonus of 28,000,000 common shares. Under the terms of the employment agreement, the stock is to be awarded as follows: 50% of the shares to be exercisable at the signing of the agreement, and the balance of 50% exercisable after January 31, 2012, or on the accomplishment of a significant business objective as established by the Board of Directors. Clean Coal calculated the fair value of the award based upon the closing stock price on the grant date of August 9, 2010 and is expensing the award over the award periods. The total fair value of the award was determined to be $868,000. A total of $146,274 and $290,941 was recognized as share-based compensation under this award for the three and six months ended June 30, 2011, respectively and is reflected as accrued stock-based compensation in the Statement of Stockholders’ Deficit. As of June 30, 2011, a total of 14,000,000 shares have been issued under the agreement and are shown as outstanding in the Statement of Stockholders’ Deficit. The unvested portion of the award of $345,983 will be recognized over the remaining award period through January 31, 2012.

On April 1, 2011 Clean Coal entered into an employment agreement with Ignacio Ponce De Leon as Chief Operating Officer. Under the employment agreement, the Chief Operating Officer is entitled to a stock bonus of 2,000,000 common shares. Under the terms of the employment agreement, the stock vests on January 1, 2012. Clean Coal calculated the fair value of the award based upon the closing stock price on the grant date of April 1, 2011 and is expensing the award over the vesting period. The total fair value of the award was determined to be $76,000. A total of $24,873 was recognized as share-based compensation under this award for the three and six months ended June 30, 2011 and is reflected as accrued stock-based compensation in the Statement of Stockholders’ Deficit. As of June 30, 2011, no shares have been issued under the agreement. The unvested portion of the award of $51,127 will be recognized over the remaining vesting period through January 1, 2012.

During the six months ended June 30, 2011, Clean Coal issued an aggregate of 21,343,333 common shares for services valued at $616,225 and issued an aggregate of 17,359,078 common shares for the conversion of debt and accrued interest totaling $1,219,475.

On August 12, 2010, Clean Coal entered into a fifteen month strategic financial and consulting agreement with MMB Global Advisors. Under the terms of the agreement, MMB was to be awarded 12,000,000 restricted shares at the time of the contract signing with 15,000,000 additional shares to be awarded over the term of the contract (1 million shares per month). On June 1, 2010, Clean Coal amended the Advisory Agreement with MMB Global Advisors dated August 12, 2010 to reflect a reduction of four million shares. This Amendment reduced the total number of 27,000,000 shares originally awarded by this agreement, to 23,000,000 shares. As of the date of the amendment, 21,000,000 shares had vested under the agreement. The unvested balance of the remaining 2,000,000 shares will be earned over the remaining months of the agreement through November 2011.

Common Stock Options

On February 7, 2011, Clean Coal entered into an investor relations advisor agreement and granted the advisor 900,000 common stock options. The options are exercisable at $0.0264 per share, expire on February 7, 2016 and vest 75,000 options per month over one year. Clean Coal estimated the fair value of the options to be $20,647 using the Black-Scholes option pricing model. The significant assumptions used in the model included the following: the closing price of Clean Coal’s common stock on the date of grant of $0.026, no expected dividend yield, expected volatility of 180.34%, risk free interest rate of 1.28% and an expected term of 2.77 years. On June, 8, 2011, the investor relations agreement was amended to reflect a lesser number of services, with a corresponding 50% reduction in monthly fees, a one-time share payment, and the elimination of all previous stock option provisions. Due to the stock options being cancelled, there was no expense recorded for these options.

NOTE 6: SUBSEQUENT EVENTS

Clean Coal has entered into a contract with SAIC to immediately start testing 500 lbs of Indonesian coal on behalf of Clean Coal’s Indian client. Once successfully completed, these tests will enable Clean Coal to submit a final technical and economical proposal to build a 5,000,000 ton-per-year plant in Indonesia.

Clean Coal made its first payment under a revised agreement with an advisor, triggering the advisor’s return of 500,000 shares of restricted Clean Coal stock. Upon receipt, Clean Coal cancelled those shares.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

FORWARD-LOOKING STATEMENTS AND FACTORS THAT MAY AFFECT FUTURE RESULTS

This Quarterly Report on Form 10-Q contains forward-looking statements that involve risks and uncertainties, as well as assumptions that, if they do not materialize or prove correct, could cause our results to differ materially from those expressed or implied by such forward-looking statements. All statements other than statements of historical fact are statements that could be deemed forward-looking statements, including, but not limited to, statements concerning: our plans, strategies and objectives for future operations; new products or developments; future economic conditions, performance or outlook; the outcome of contingencies; expected cash flows or capital expenditures; our beliefs or expectations; activities, events or developments that we intend, expect, project, believe or anticipate will or may occur in the future; and assumptions underlying any of the foregoing. Forward-looking statements may be identified by their use of forward-looking terminology, such as “believes,” “expects,” “may,” “should,” “would,” “will,” “intends,” “plans,” “estimates,” “anticipates,” “projects” and similar words or expressions. You should not place undue reliance on these forward-looking statements, which reflect our management’s opinions only as of the date of the filing of this Quarterly Report on Form 10-Q and are not guarantees of future performance or actual results

Overview

Clean Coal Technologies, Inc. (“We,” “Company” or “Clean Coal”) owns a patented technology that we believe will provide cleaner energy at low costs through the use of the world’s most abundant fossil fuel, coal. Our technology is designed to utilize controlled heat to extract and capture pollutants and moisture from low-rank coal, transforming it into a cleaner-burning, more energy-efficient fuel prior to combustion. Our proprietary coal cleaning process is designed to ensure that the carbon in coal maintains its structural integrity during the heating process while the volatile matter (polluting material) within the coal turns into a gaseous state and is removed from the coal. We have trade-marked the name “PRISTINE™” as a means of differentiating our processed product from the negative connotations generally associated with coal, and its traditional use. PRISTINE™ is applicable for a variety of applications, including coal-fired power stations, chemical byproduct extraction, and as a source fuel for coal-to-liquid technologies.

Current or Pending Projects

Huamin Senior Fund Holding Group. On April 25, 2011, we signed an agreement with the Huamin Senior Fund Holding Group Co., Ltd. (“Huamin”), for our first technology license and royalty agreement to build an initial clean coal facility with a capacity of 1.5 million tons in China. Under the agreement, Huamin will obtain funding for all infrastructure development, coal assets, administration, and technical resources. Huamin will contract directly with our engineering consultant, SAIC Energy, Environment & Infrastructure, LLC, “SEE&I”, (formerly Benham), a division of Science Applications International Corporation (“SAIC”), for the engineering design, procurement and construction of the new facility.

Under our agreement with Huamin, we will receive one-time license fees of $1,000,000 per million tons of production, and an ongoing royalty fee of a minimum of $1.00 for each ton of clean coal produced. Initial revenues will be $500,000 at the time of feasibility study approval, with an additional $500,000 ninety (90) days thereafter, and the final installment of $500,000 which will be payable ninety (90) days following Huamin’s acceptance of the plant’s production.  Subject to the success of the initial phase, Huamin will commit to an incremental production capacity of 5.0 million tons per annum. As this is a license/royalty agreement (as compared to a joint venture agreement), Huamin anticipates an accelerated approval process which should not exceed six months, particularly as the majority of the government requirements have previously been developed and accepted for our Inner Mongolia project.

Sino-Mongolia International Railroad Systems. On April 23, 2011, the existing Cooperative Joint Venture agreement with the Sino-Mongolia International Railroad Systems, Co. Ltd. of Inner Mongolia Autonomous Region, PRC (SMIRSC), was terminated. Following the transition of all permits and license agreements to a 100% wholly-owned local entity, (Inner Mongolia Nuomenhan Clean Coal Co., Ltd.,) the project will now move forward under a Technology Licensing and Royalty agreement. The primary reason for this change was that we would no longer be faced with large capital obligations, and the challenges of managing a foreign entity that would imply a need to deploy our resources and staff into China.

License agreements also provide for up-front revenue, with an extended back-end royalty stream based on increasing production commitments under the TLA.

Concurrently with our decision to transition to a TLA, our previous CJV partner sold some 90% of his investment company to an individual, which by default becomes the principal owner of the new local entity, Sino-Mongolia International Investment Co., and our client. Sino Mongolia International Investment Co., now becomes a majority-owned subsidiary of a new holding company.

 We are currently working through a number of complex legal, administrative and documentation issues associated with the acquisition of Sino-Mongolia International Investment Co., and the transition of previously approved permits, etc. We have received excellent support from the U.S. Commerce Department in China and in Florida in this matter, and hope to complete the TLA agreement by the 4th quarter, 2011. The primary consideration for both parties is to avoid compromising the existing permits, license and lease agreements that have taken nearly 2 years to achieve.

Suspended Projects

INK Global Consulting. On December 18, 2009, we signed an exclusive Technology Licensing Agreement (TLA) with INK Global Consulting for the deployment of our technology in India. The TLA provided for the funding and construction of clean coal facilities for an increasing production capacity of 100 million tons annually, over a ten year period. Whereas the initial license fee was payable as of the end of January 2010, the parties determined that the business model originally contemplated between us and INK Global Consulting under the exclusive Technology Licensing Agreement was inappropriate, and consequently we cancelled the agreement effective May 8, 2010. Our subsequent business development activities in India are now primarily focused through MMB, with whom we signed a consulting agreement in August 2010 to provide strategic services.

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

Consultant Activities

MMB Global Advisors has been involved in conducting due diligence on a potential partner in Kentucky, and through its associates, continues to look for commercial opportunities in India, China, Indonesia and Mongolia. Through the joint cooperation of MMB and INK Global, we are in discussions with a potential partner that needs to upgrade an estimated 6,000,000 tons of coal per year to supply two new power plants in India which are scheduled to be commissioned in 2014.  We are also in discussions with a company in the Philippines that owns a coal mine and two power plants outside Manila.  MBA, Inc., a Tennessee-based consulting group, is continuing discussions with a large Tennessee utility as well as several South West utility companies that have expressed interest in deploying our technology.

Factors Affecting Results of Operations

Our operating expenses include the following:

· Consulting expenses, which consist primarily of amounts paid for technology development and design and engineering services;
· General and administrative expenses, which consist primarily of salaries, commissions and related benefits paid to our employees, as well as office and travel expenses;
· Research and development expenses, which consist primarily of equipment and materials used in the development and testing of our technology; and
· Legal and professional expenses, which consist primarily of amounts paid for patent protections, audit, disclosure, and reporting services.

Results of Operations

The following information should be read in conjunction with the financial statements and notes appearing elsewhere in this Report. We are a development stage company and have had no revenues from inception to date. We are presently in preliminary discussions with China, U.S. and India interests to license our technology, which, if successful, would realize short term revenue opportunities. However, no agreements have been negotiated or executed and we cannot predict when or if any agreements will be completed.

For the Three and Six Months Ended June 30, 2011 and June 30, 2010

Revenues

We have generated no revenues for the six months ended June 30, 2011 and the same period in 2010 and do not anticipate initial license  revenues until approximately  the third or fourth quarter, 2011,  as stated above, and do not expect to receive any significant royalty fees for approximately 24 months thereafter.

Operating Expenses

Our operating expenses for the three and six months ended June 30, 2011 totaled $960,010 and $1,674,624, respectively, compared to $2,574,866 and $7,708,336 respectively, for the same periods in the prior year. The primary component of the operating expenses in both periods was for shares issued for services. The significant decrease in compensation expense for the 2011 fiscal period is due to the differences in share price and the number of shares issued.

We recorded stock-based compensation to our CEO and President of $146,274 and $290,941 respectively for the three and six months ended June 30, 2011, compared to $1,891,721 and $3,764,321, respectively to our former CEO and President for the same period in the prior year. In addition, during the three and six months ended June 30, 2011, we issued 450,000 shares to Davis Family Investments, an unrelated third party consultant, for public relations services valued at $11,655, issued 7,500,000 shares to CJ Douglas, a related business consultant valued at $194,250 for compensation, issued 2,000,000 shares to our Advisor to the Board of Directors, Ignacio Ponce de Leon, as a bonus valued at $51,800, issued 1,000,000 shares to Cooper Global Communications for Investor Relation services valued at $26,400, issued 60,000 to Russ Schleipman for consulting services valued $1,920, issued 5,333,333 common shares to MMB Global Advisors for consulting services valued at $161,200, issued 4,000,000 shares to Ignacio Ponce de Leon for service as our Chief Operating Officer valued at $152,000 and issued 1,000,000 shares to Al Knapp for consulting services valued at $17,000. In addition, on April 1, 2011 we entered into an employment agreement with Ignacio Ponce De Leon as Chief Operating Officer. Under the employment agreement, we awarded a stock bonus of 2,000,000 common shares which vests on January 1, 2012. A total of $24,873 was recognized as share-based compensation under this award for the three and six months ended June 30, 2011.

Other than the expense recorded for stock compensation during three and six months ended June 30, 2011, operating expenses consisted of $346,161 and $458,211 respectively in general and administrative expenses. In the same periods in 2010, our operating expenses included  $589,179 and $698,180, respectively in general and administrative expenses.

All Board of Directors’ cash fees have been accrued as of this date. Our CEO and President, Robin Eves, our Chief Operations Officer, Ignacio Ponce de Leon, and our former Senior Managing Director, Doug Hague, are not compensated for their participation on our Board.

Our CEO and President, Robin Eves has an employment agreement that provides for 14,000,000 restricted shares to be issued at contract signing, with a further 14,000,000 shares to be issued after a period of eighteen months, or following a significant contribution to the Company, as determined at the discretion of the Board of Directors. Our Chief Operations Officer, Ignacio Ponce de Leon’s employment agreement which was effective April 1, 2011,  provides for 4,000,000 restricted shares to be issued at contract signing with a further 2,000,000 restricted shares to be exercised after January 1, 2012, predicated on the future availability of the additional treasury shares required to meet this obligation.

Effective August 12, 2010, we entered into a fifteen month strategic financial and consulting agreement with MMB Global Advisors, an energy-related consulting firm with expertise in various emerging markets. Under the terms of the agreement, MMB will be awarded 12,000,000 restricted shares at time of contract signing, with the balance of 15,000,000 being payable over the term of the contract (1 million shares per month), or following a significant contribution to the Company, as determined at the discretion of the Board of Directors. With resources in India, China, Hong Kong, and the USA, MMB is assisting us in analyzing various corporate restructuring alternatives, and analyzing potential financial transactions according to the terms and conditions of our agreement. In this regard, MMB has undertaken certain activities on our behalf, including the following:

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

Effective June 1, 2010, we agreed with MMB to amend the Advisory Agreement with MMB to reflect a reduction of four million shares. This Amendment reduced the total number of 27,000,000 shares originally contemplated by this Agreement (27,000,000), to 23,000,000 shares. The residual balance of the 2,000,000 unvested shares outstanding at June 1, 2010 will be equally apportioned over the remaining months of the Agreement as earned.

Effective September 1, 2010, we appointed Ignacio Ponce de Leon as our Exclusive Representative for Latin America, in addition to his prior appointment as Senior Economic Advisor to our Board of Directors, which was effective August 25, 2010. During 2011, Mr. Ponce de Leon received a one-time compensation fee of 2,000,000 restricted shares for each of these appointments for a total of 4,000,000 shares.

Employees

As of June 30, 2011, Douglas Hague, Senior Managing Director resigned from the Company and the Board of Directors as part of a previously planned transition. Mr. Hague will continue to provide assistance to us, especially in our ongoing development of the China market. Ignacio Ponce de Leon, former Senior Advisor to our Board of Directors, accepted the position of Chief Operations Officer, and was also appointed as a director. A copy of Mr. Ponce de Leon’s employment agreement is included as an exhibit to this Report.

As of June 30, 2011, we had two full-time executives, and one full-time administrative employee. President and CEO Robin Eves, and Chief Operations Officer, Ignacio Ponce de Leon have written employment agreements. Effective August, 2010, the Board of Directors appointed Dr. Mitch Shapiro to serve as the Company’s Secretary for which he will receive no additional compensation, other than that paid as a Director. Our administrative employee is at-will. Messrs. Eves, Ponce de Leon and Hague received no compensation for their participation on the Board of Directors.

We have an oral consulting agreement with C.J. Douglas, a shareholder who provides services that support our administrative and accounting functions on a month-to-month basis, at $17,000 per month. Prior to the appointment of Cooper Global Communications as our investor relations firm, Mr. Douglas had provided this function to the Company.

The terms of the agreements described above were negotiated by and between the individuals and our Board of Directors based on the qualifications and requirements of each individual and the needs of the company; however, the negotiations may not be deemed to have been at arm’s length.

Net Income/Loss

For the three and six months ended June 30, 2011 we experienced net losses of $975,674 and $1,709,095, respectively, and $2,626,773 and $7,785,548, respectively for the same periods for the prior year. For the three and six months ended June 30, 2011 we incurred losses from operations of $960,010 and $1,674,624, respectively, and $2,574,866 and $7,708,336 for the three and six month periods ended June 30, 2010, respectively. We incurred interest expense of $15,664 and $34,471, respectively, for the three and six month periods ended June 30, 2011, and $51,907 and $78,202 for the three and six month periods ended June 30, 2010, respectively.

We anticipate losses from operations will increase during the next twelve months due to anticipated increased payroll expenses as we add necessary staff and increases in legal and accounting expenses associated with maintaining a reporting company. We expect that we will continue to have net losses from operations for several years until revenues from operating facilities become sufficient to offset operating expenses, unless we are successful in the sale of licenses for our technology.

Liquidity and Capital Resources

We have generated no revenues since inception, nor have we generated any funding through any form of private or public offering. We have obtained cash for operating expenses solely through advances and/or loans from affiliates and stockholders, and a single stock sale totaling $80,000. Licensing payments will commence from the Huamin contract with $500,000 payable upon completion of the feasibility study, a further $500,000 three weeks after the first payment and a final payment of $500,000 on completion of the plant. Thereafter royalty payments based upon the output of the coal will be on a quarterly basis. Upon the restructuring of the existing Inner Mongolia contract with the new owners of the Sino-Mongolian International Investment Co. Ltd., the Company could receive additional revenues of $1.5 million within the next 60-90 days as the feasibility study, land leases and all permits are already in place. The Inner Mongolia TLA calls for the immediate payment of $1.5 million within 15 days of the signing of the TLA which is currently anticipated to occur in early September 2011.

Net Cash Used in Operating Activities. Our primary sources of operating cash during the three and six months ended June 30, 2011, was advances from related parties. The advances are unsecured, due on demand and bear no interest. Our primary uses of funds in operations were payments made to our consultants and employees, as well as travel and office expenses.

Net cash used in operating activities was $218,406 for the six months ended June 30, 2011 compared to net cash used of $210,374 for the same period in 2010. Non-cash items in 2011 included shares issued for services valued at $932,039 and depreciation expense of $102. During the six months ended June 30, 2011, we experienced an increase in accounts payable of $64,239, an increase in related party payables of $456,550 and an increase in accrued liabilities of $37,759. Net cash used in operating activities from inception through June 30, 2011 totaled $2,546,611.

Net Cash Used In Investing Activities. We did not engage in investing activities for the three and six months ended June 30, 2011, or 2010. From inception through June 30, 2011, net cash used in investing activities totaled $11,339 for the purchase of fixed assets and investment in joint venture.

Net Cash Provided by Financing Activities. Net cash provided by financing activities during the six months ended June 30, 2011 totaled $222,955 consisting of borrowings on debt of $2,300 and advances from related parties of $220,655. Financing activities for the six months ended June 30, 2010 consisted of borrowings on related party debt of $170,000, payments on related party debt of $3,000 and borrowings on debt of $35,000. From inception through June 30, 2011, net cash provided by financing activities totaled $2,567,945 due to loans and advances from related and third parties and cash received for the sale of common stock.

Cash Position and Outstanding Indebtedness

Our total indebtedness at June 30, 2011 was $2,061,021, consisting of current liabilities of $2,061,021. Current liabilities consist primarily of accounts payable, accounts payable to related parties, advances from related parties, short-term debt, debt owed to related parties and accrued expenses. At June 30, 2011, we had current assets of $9,995 in cash. Our working capital deficit at June 30, 2011 was $2,051,025. We had property, plant and equipment (net of accumulated depreciation) of $433 at June 30, 2011.

Contractual Obligations and Commitments

The following table summarizes our contractual cash obligations and other commercial commitments at June 30, 2011.

	Payments due by period
	Total	Less than 1 year	1 to 3 years	3 to 5 years	After 5 years
Facility lease (1)	$20,295	$20,295	$-	$-	$-
Facility lease (2)	5,550	5,550	-	-	-
SMIRSC contract (3)	-	-	-	-	-
Total contractual cash obligations	$25,845	$25,845	$-	$-	$-

(1) Our Coral Springs lease term runs until December 31, 2011, at a minimum monthly rate of $3,383 per month for approximately 1,450 square feet. It is not anticipated that this lease will be renewed upon the expiry date at the end of 2011.
(2) Our initial New York lease runs until June 30, 2011, however, is expected to be extended at the current rate of $1,850 per month.
(3) In December 2008, we signed a JV agreement with SMIRSC that requires us to make an initial payment of $1,670,000 for our initial registered capital contribution with a balance of $6,660,000 payable within 24 months. As of April 23, 2011, we were successful in terminating the original Cooperative Joint Venture agreement and will move forward under a Technology Licensing and Royalty agreement – Therefore the initial capital contribution totaling $8,330,000 is no longer required.

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

On April 23, 2011, the existing Cooperative Joint Venture agreement with the Sino-Mongolia International Railroad Systems, Co. Ltd. of Inner Mongolia Autonomous Region, PRC (SMIRSC), was terminated. Following the transition of all permits and license agreements to a 100% wholly-owned local entity, (Inner Mongolia Nuomenhan Clean Coal Co., Ltd.,) the project will now move forward under a Technology Licensing and Royalty agreement. The primary reason for this change was that we would no longer be faced with large capital obligations, and the challenges of managing a foreign entity that would imply a need to deploy our resources and staff into China.

License agreements also provide for up-front revenue, with an extended back-end royalty stream based on increasing production commitments under the TLA. License agreements also provide for up-front revenue, with an extended back-end royalty stream based on increasing production commitments under the TLA. Concurrently with our decision to transition to a TLA, our previous CJV partner sold some 90% of his investment company to an individual, which by default becomes the principal owner of the new local entity, Sino-Mongolia International Investment Co., and our client. Sino Mongolia International Investment Co., now becomes a majority-owned subsidiary of a new holding company.

We are is currently working through a number of complex legal, administrative and documentation issues associated with the acquisition of Sino-Mongolia International Investment Co., and the transition of previously approved permits, etc. We have received excellent support from the US Commerce Department in China and in Florida in this matter, and hope to complete the TLA agreement by the 4th quarter, 2011. The primary consideration for both parties is to avoid compromising the existing permits, license and lease agreements that have taken nearly 2 years to achieve.

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

We expect we will need $2,657,992 to sustain operations for the next twelve months. Therefore, based on our current operational costs and including the capital requirements for our project deployments, we estimate we will need a total of approximately $2,470,636 to fund the Company for the balance of 2011 and an additional $4,678,848 to continue for the following fiscal year (2012) or until the initial plant is up and running. At this filing date, we do not have commitments for funding but intend to seek sufficient debt or equity funding to meet both our capital contribution deadlines and funding sufficient for our operations. We are also actively pursuing technology license and royalty agreements in order to begin construction of other facilities without incurring the capital costs associated with the construction of future plants.

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

ITEM 4. CONTROLS AND PROCEDURES

As of June 30, 2011, we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer (the same person), of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Exchange Act Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended. Based on this evaluation, management concluded that our financial disclosure controls and procedures were not effective due to our limited internal resources and lack of ability to have multiple levels of transaction review. We presently have only one officer and one employee. Inasmuch as there is no segregation of duties within the Company, there is no management oversight, no control documentation being produced, and no one to review control documentation if it was being produced.

There were no changes in disclosure controls and procedures that occurred during the period covered by this report that have materially affected, or are reasonably likely to materially effect, our disclosure controls and procedures. We do not expect to implement any changes to our disclosure controls and procedures until there is a significant change in our operations or capital resources.

PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

Clean Coal Technologies, Inc., and our former Senior Managing Director, Douglas Hague, in addition to shareholder Larry Hunt and consultant CJ Douglas, were named as co-defendants in a lawsuit filed by a shareholder in the 15th Judicial Circuit Court in and for West Palm Beach County, Florida, Case No. 50 2010CA 028706XXXX MB on or about November 24, 2010. Plaintiff has not made a specific demand for damages; however, plaintiff has made a general demand for damages in order to meet the Court's jurisdictional limits, which is a standard disclosure. We vigorously defended this action that the Company and its attorneys regard as absolutely frivolous, baseless and without merit. On January 24, 2011 attorneys for the plaintiff agreed to the entry of an order dismissing their lawsuit, without prejudice, allowing them twenty days to file an Amended Complaint. Attorneys for the plaintiff filed an Amended Complaint on February 22, 2011 under the same case number. We will continue to vigorously defend the action and we do not believe that the action will be materially adverse to the company. Our attorneys have put the plaintiff’s counsel on notice of our intent to seek sanctions against both the plaintiff, and the plaintiff’s counsel pursuant to Florida Statute Sec.57.105. Further, we have moved to dismiss the action on the basis that the Plaintiff has procedurally, factually, and legally failed to state a cause of action up which relief can be granted. In the event that this case should be advanced, we believe that we have meritorious defenses to all claims; however, an adverse decision would materially and adversely impact us.

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

Third parties may invalidate our patents.

Third parties may seek to challenge, invalidate, circumvent or render unenforceable any patents or proprietary rights owned by or licensed to us based on, among other things:

·	subsequently discovered prior art;

·	lack of entitlement to the priority of an earlier, related application; or

·	failure to comply with the written description, best mode, enablement or other applicable requirements.

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

We have incurred net losses of $170,024,945 since inception. The net losses to date include large non-cash expenses recorded for share-based compensation for consultants and officer compensation. However, in addition to the non-cash expenses, we had other operating expenses, all funded through loans from existing shareholders. In order to meet our current operating budget and anticipated contractual obligations, we estimate that we will need an additional $2,470,636 for the balance of 2011, and $4,678,848 for 2012, based on our current contractual obligations. At June 30, 2011, we had total liabilities of $2,061,020 and cash of only $9,995. If we cannot obtain adequate financing from new funding sources, we will be unable to continue operations or meet our contractual obligations.

Our use of equity as an alternative to cash compensation may cause excessive dilution for our current shareholders.

Due to shortage of operating funds and low liquidity, we have issued shares and warrants as compensation for services, including board and officer compensation as well as compensation for outside consultants and other services. This form of compensation has enabled us to obtain services that would not otherwise have been available to us but it has resulted in dilution to our shareholders. Unless we are able to obtain adequate financing in the immediate future, we may be forced to continue to obtain services through the issuance of shares and warrants, resulting in additional dilution to shareholders and potentially adversely affecting any return on investment. The issuance of shares for services has consumed the majority of our previously un-issued shares, and may require us to ask our shareholders to approve an increase of our authorized shares in the near future.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

There were no sales of unregistered securities for the three months or six months ended June 30, 2011, and there were no sales of unregistered securities for the three months or six months ended June 30, 2010. There was a single sale of securities to the Company’s then Consultant to the Board of Directors, Ignacio Ponce De Leon, a related party, on November 9, 2010, for 2,000,000 shares at the price of $0.04 per share for a total of $80,000.

The above shares were issued in reliance on the exemption from registration pursuant to Section 4(2) of the Securities Act of 1933, as amended, and the regulations promulgated thereunder. The transactions were issuances for services performed, the transactions were all privately negotiated and none involved any kind of public solicitation.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. RESERVED

ITEM 5. OTHER INFORMATION

None.

ITEM 6. EXHIBITS

EXHIBIT NO.	DESCRIPTION
10.2	CHIEF OPERATIONS OFFICER, IGNACIO PONCE DE LEON EMPLOYMENT AGREEMENT, EFFECTIVE APRIL 1, 2011.
10.3	REVISED RETENTION AGREEMENT – COOPERS GLOBAL COMMUNICATIONS LLC, DATED JUNE 8, 2011.
10.4	MMB ADVISORS AGREEMENT AMENDMENT EFFECTIVE JUNE 1, 2011
31	CERTIFICATION OF PRINCIPAL EXECUTIVE AND FINANCIAL OFFICER PURSUANT TO SECTION 302 OF THE SARBANES-OXLEY ACT OF 2002.
32	CERTIFICATION OF PRINCIPAL EXECUTIVE AND FINANCIAL OFFICER PURSUANT TO SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002.

101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Clean Coal Technologies

Date: August 2, 2011	By:	/s/ Robin Eves
Robin Eves
President, CEO, and Acting Chief Financial Officer