Form 10-K/A
period 2010-12-31
Clean Coal Technologies Inc.
filed 2011-09-29
CIK 1445109

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

FORM 10-K /A1

(Mark One)
☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

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

DATE OF		AMT. OF	50% OF	INTEREST	CONVERSION	AMT OF
DEBENTURE	NAME	DEB.	DEB.	DUE	AMOUNT	STK @ .07025
6/30/2010	Douglas Hague	$765,404.93	$382,702.47	$15,433.92	$398,136.39	5,667,422
6/30/2010	C J Douglas	$1,376,849.40	$688,424.70	$27,763.32	$716,188.02	10,194,847
6/30/2010	Edward Jennings	$47,583.92	$23,791.96	$959.50	$24,751.46	352,334
6/30/2010	Mitchell Shapiro	$45,916.92	$22,958.46	$925.89	$23,884.35	339,991
6/30/2010	Stewart Ashton	$48,166.25	$24,083.13	$971.24	$25,054.37	356,646
6/30/2010	Richard Young	$52,416.91	$26,208.46	$1,056.95	$27,265.41	388,120
6/30/2010	Jeff Miller	$10,000.00	$5,000.00	$201.64	$5,201.64	74,045
6/30/2010	Jay Lasner	$38,333.00	$19,166.50	$772.96	$19,939.46	283,836
6/30/2010	Joel Marcus	$13,500.00	$6,750.00	$272.22	$7,022.22	99,960

	TOTAL	$2,398,171.33	$1,199,085.67	$48,357.64	$1,247,443.31	17,757,201

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

NOTE 1 – NATURE OF BUSINESS

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

NOTE 2 – SUMARY OF SIGNIFICANT ACCOUNTING POLICIES

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

NOTE 3 – GOING CONCERN

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

NOTE 4 – RELATED PARTY TRANSACTIONS

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

A summary of the debt from related parties outstanding as of December 31, 2010 and 2009 is as follows:

DATE OF	TO	MATURITY	INTEREST
NOTE	WHOM	DATE	RATE	2010	2009

April 3, 2008	C J Douglas	April 3, 2010	10%	$-	$103,961
April 15, 2008	Larry Hunt	April 15, 2010	10%	-	104,959
June 30, 2008	Larry Hunt	June 30, 2010	10%	-	247,305
June 30, 2008	C J Douglas	June 30, 2010	10%	-	266,770
June 30, 2008	Equimune Research Corp	June 30, 2010	10%	252,641	252,641
August 17, 2009	C J Douglas	September 15, 2009	10%	-	20,000
September 30, 2009	Larry Hunt	Demand	0%	-	91,466
September 30, 2009	C J Douglas	Demand	0%	-	339,045
September 30, 2009	Enviro Fuels Mfg Inc	Demand	0%	98,091	98,091
September 30, 2009	Enviro Fuels Mfg Inc	Demand	0%	500	500
October 31, 2009	Enviro Fuels Mfg Inc	Demand	0%	3,000	3,000
October 31, 2009	C J Douglas	Demand	0%	-	5,000
November 30, 2009	Enviro Fuels Mfg, Inc	Demand	0%	500	500
November 30, 2009	C J Douglas	Demand	0%	-	62,800
March 8, 2010	Enviro Fuels Mfg., Inc	September 8, 2010	10%	25,000	-
June 30, 2010	Douglas Hague	June 30, 2012	4%	382,703	-
June 30, 2010	C J Douglas	June 30, 2012	4%	688,424	-
June 30, 2010	Edward Jennings	June 30, 2012	4%	23,792	-
June 30, 2010	Mitchell Shapiro	June 30, 2012	4%	22,959	-
June 30, 2010	Stewart Ashton	June 30, 2012	4%	24,083	-
June 30, 2010	Richard Young	June 30, 2012	4%	26,208	-
				$1,547,901	$1,687,038

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

NOTE 5 – NOTES PAYABLE

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

NOTE 6 – EQUITY TRANSACTIONS

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

On September 21, 2009, Clean Coal cancelled 5,000,000 common shares previously issued.

Common Stock Warrants

A summary of Clean Coal’s common stock warrant activity for the years ended December 31, 2010 and 2009 is as follows:

	Shares	Weighted Average Exercise Price
Outstanding at December 31, 2008	8,918,183	$0.05
Granted	-	-
Exercised	(8,918,183)	0.05
Outstanding at December 31, 2009	-	-
Granted	-	-
Exercised	-	-
Outstanding at December 31, 2010	-	$-

There were no warrants issued during the year ended December 31, 2010 and there were no warrants outstanding or exercisable at December 31, 2010 or 2009.

NOTE 7 – WARRANT DERIVATIVES

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

At December 31, 2010 and 2009, deferred tax assets consisted of the following:

	2010	2009
Net operating loss carry-forward	$2,294,602	$1,779,542
Valuation allowance	(2,294,602)	(1,779,542)
Net deferred tax asset	$-	$-

NOTE 9 – OPERATING LEASES

During 2010, Clean Coal entered into two operating leases for its offices in Coral Springs Florida, and its Executive offices in Manhattan, New York. The Coral Springs lease expires December 31, 2011 at a minimum monthly rate of $3,383 for approximately 1,450 square feet.  The New York lease expires June 30, 2011 at a monthly rate of $1,850 per month.

The minimum payments owed under the leases over the five years following December 31, 2010 are as follows:

2011	$51,696
Thereafter	-
Total Minimum Lease Payments	$51,696

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

NOTE 11 – SUBSEQUENT EVENTS

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

Management’s Report on Internal Control over Financial Reporting

Management is responsible for the preparation and integrity of our published consolidated financial statements. The consolidated financial statements have been prepared in accordance with GAAP and, accordingly, include amounts based on judgments and estimates made by management. Management also prepared the other information included in the annual report and is responsible for its accuracy and consistency with the consolidated financial statements.

Management is responsible for establishing and maintaining a system of internal control over financial reporting, which is intended to provide reasonable assurance to our management and Board of Directors regarding the reliability of our consolidated financial statements. The system includes but is not limited to:

-	a documented organizational structure and division of responsibility;
-	established policies and procedures to foster a strong ethical climate which is communicated throughout the Company;
-	regular reviews of our consolidated financial statements by qualified individuals; and
-	the careful selection, training and development of our employees and personnel.

There are inherent limitations in the effectiveness of any system of internal control, including the possibility of human error and the circumvention or overriding of controls. Also, the effectiveness of an internal control system may change over time. We have implemented a system of internal control that was designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of consolidated financial statements in accordance with GAAP.

I have assessed our internal control system in relation to criteria for effective internal control over financial reporting described in “Internal Control-Integrated Framework” issued by the Committee of Sponsoring Organizations (“COSO”) of the Treadway Commission. Based upon these criteria, I believe that, as of December 31, 2010, our system of internal control over financial reporting was not effective due to our limited internal resources and lack of ability to have multiple levels of transaction review.  We presently have only two officers and one employee. Inasmuch as there is no segregation of duties within the Company, there is no management oversight, no control documentation being produced, and no one to review control documentation if it was being produced.

September 29, 2011
/s/ Robin Eves
Robin Eves, Chief Executive and Financial Officer

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

A summary of the debt from related parties outstanding as of December 31, 2010 and 2009 is as follows:

DATE OF	TO	MATURITY	INTEREST
NOTE	WHOM	DATE	RATE	2010	2009

April 3, 2008	C J Douglas	April 3, 2010	10%	$-	$103,961
April 15, 2008	Larry Hunt	April 15, 2010	10%	-	104,959
June 30, 2008	Larry Hunt	June 30, 2010	10%	-	247,305
June 30, 2008	C J Douglas	June 30, 2010	10%	-	266,770
June 30, 2008	Equimune Research Corp	June 30, 2010	10%	252,641	252,641
August 17, 2009	C J Douglas	September 15, 2009	10%	-	20,000
September 30, 2009	Larry Hunt	Demand	0%	-	91,466
September 30, 2009	C J Douglas	Demand	0%	-	339,045
September 30, 2009	Enviro Fuels Mfg Inc	Demand	0%	98,091	98,091
September 30, 2009	Enviro Fuels Mfg Inc	Demand	0%	500	500
October 31, 2009	Enviro Fuels Mfg Inc	Demand	0%	3,000	3,000
October 31, 2009	C J Douglas	Demand	0%	-	5,000
November 30, 2009	Enviro Fuels Mfg, Inc	Demand	0%	500	500
November 30, 2009	C J Douglas	Demand	0%	-	62,800
March 8, 2010	Enviro Fuels Mfg., Inc	September 8, 2010	10%	25,000	-
June 30, 2010	Douglas Hague	June 30, 2012	4%	382,703	-
June 30, 2010	C J Douglas	June 30, 2012	4%	688,424	-
June 30, 2010	Edward Jennings	June 30, 2012	4%	23,792	-
June 30, 2010	Mitchell Shapiro	June 30, 2012	4%	22,959	-
June 30, 2010	Stewart Ashton	June 30, 2012	4%	24,083	-
June 30, 2010	Richard Young	June 30, 2012	4%	26,208	-
				$1,547,901	$1,687,038

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

3.           Exhibits:
The exhibits to this report are listed on the Exhibit Index below.
(b)           Description of exhibits

3.1(1)	Articles of Incorporation
3.2(1)	Bylaws
4.1(1)	Specimen stock certificate
10.10(1)	Form of Promissory Note
10.13 (2)	Eves Executive Employment Agreement dated August 9, 2010.
10.14 (2)	MMB Consulting Agreement
10.15 (2)	MBA Agreement
10.16 (2)	Form of Convertible Debenture Agreement
10.17 (2)	Benham Contract Addendum – Change to SAIC Energy, Environment & Infrastructure.
10.18 (2)	Huamin MOU
31	Certification of Chief Executive and Financial Officer in accordance with 18 U.S.C. Section 1350
32	Certification of Chief Executive Officer in accordance with 18 U.S.C. Section 1350

(1)           Filed with Registrant’s Form 10, January 14, 2009.
(2)           Filed with Registrant’s Form 10-K for the year ended December 31, 2010, March 25, 2011.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: September 29, 2011	/s/Robin Eves Robin Eves CEO, President, Principal Executive and Financial Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities indicated on the 29th day of September 2011.

/s/Robin Eves Robin Eves, CEO, President and Director	/s/Ignacio Ponce de Leon Ignacio Ponce de Leon , COO and Director
/s/Edward Jennings Edward Jennings, Director	/s/Mitchell Shapiro Mitchell Shapiro, Director