Form 10-Q/A
period 2011-06-30
Clean Coal Technologies Inc.
filed 2011-09-29
CIK 1445109

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

FORM 10-Q /A1

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

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. RESERVED

ITEM 5. OTHER INFORMATION

None.

ITEM 6. EXHIBITS

EXHIBIT NO.	DESCRIPTION
10.2	CHIEF OPERATIONS OFFICER, IGNACIO PONCE DE LEON EMPLOYMENT AGREEMENT, EFFECTIVE APRIL 1, 2011. *
10.3	REVISED RETENTION AGREEMENT – COOPERS GLOBAL COMMUNICATIONS LLC, DATED JUNE 8, 2011. *
10.4	MMB ADVISORS AGREEMENT AMENDMENT EFFECTIVE JUNE 1, 2011. *
31	CERTIFICATION OF PRINCIPAL EXECUTIVE AND FINANCIAL OFFICER PURSUANT TO SECTION 302 OF THE SARBANES-OXLEY ACT OF 2002.
32	CERTIFICATION OF PRINCIPAL EXECUTIVE AND FINANCIAL OFFICER PURSUANT TO SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002.

101.INS	XBRL Instance Document (1)
101.SCH	XBRL Taxonomy Extension Schema Document (1)
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document (1)
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document (1)
101.LAB	XBRL Taxonomy Extension Label Linkbase Document (1)
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document (1)

*	Previously Filed

(1)	Incorporated by reference to the same number exhibit to the Form 10-Q for the quarter ended June 30, 2011 filed on August 2, 2011.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Clean Coal Technologies

Date: September 29, 2011	By:	/s/ Robin Eves
Robin Eves
President, CEO, and Acting Chief Financial Officer