Form 10-Q
period 2011-09-30
Clean Coal Technologies Inc.
filed 2011-11-14
CIK 1445109

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

FORM 10-Q

(Mark One)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: September 30, 2011

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

Large accelerated filer  ☐      Accelerated filer  ☐         Non-accelerated filer    ☐       Smaller reporting company  ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes  ☐  No  ☒

The number of shares outstanding of Registrant’s Common Stock as of November 14, 2011:  581,180,204

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

Clean Coal Technologies Inc
(A Development Stage Company)
Balance Sheets
(Unaudited)

	September 30,	December 31,
	2011	2010
ASSETS
Current Assets
Cash	$8,825	$5,446
Prepaid expenses	51,275	-
Total Current Assets	60,100	5,446

Property, plant and equipment, net of accumulated depreciation of $637 and $484, respectively	382	535
Total Assets	$60,482	$5,981

LIABILITIES AND STOCKHOLDERS' DEFICIT
Current Liabilities
Accounts payable	$399,068	$305,870
Accounts payable to related parties	967,975	294,187
Advances from related parties	5,500	171,914
Accrued liabilities	111,279	75,201
Short-term debt	225,303	73,003
Debt owed to related parties	932,732	379,732
Total Current Liabilities	2,641,857	1,299,907

Long-term debt	-	30,916
Debt owed to related parties	-	1,168,169
Total Liabilities	2,641,857	2,498,992
Common stock, $0.00001 par value; 600,000,000 shares authorized, 581,180,204 and 531,977,794 shares issued and outstanding, respectively	5,812	5,320
Additional paid-in capital	196,283,542	193,816,192
Deficit accumulated during the development stage	(198,870,729)	(196,314,523)
Total Stockholders' Deficit	(2,581,375)	(2,493,011)
Total Liabilities and Stockholders' Deficit	$60,482	$5,981

The accompanying notes are an integral part of these unaudited financial statements.

Clean Coal Technologies, Inc.
(A Development Stage Enterprise)
Statements of Expenses
(Unaudited)

					October 20, 1997
					(Inception)
	Three Month Ended		Nine Month Ended		Through
	September 30,		September 30,		September 30,
	2011	2010	2011	2010	2011

Operating Expenses:
General and administrative	$328,644	$113,608	$786,855	$626,082	$3,375,189
Research and development	-	-	-	-	374,912
Consulting services	500,824	3,963,354	1,717,237	11,159,216	173,965,728

Loss from Operations	(829,468)	(4,076,962)	(2,504,092)	(11,785,298)	(177,715,829)

Other Income (Expenses):
Interest Expense	(17,643)	(101,558)	(52,114)	(179,760)	(593,706)
Other income	-	-	-	990	4,590
Other expenses	-	-	-	-	(18,985)
Loss on extinguishment of debt	-	(105,250)	-	(105,250)	(146,607)
Gain on change in derivative liability	-	-	-	-	7,598,481
Total Other Income (Expenses)	(17,643)	(206,808)	(52,114)	(284,020)	6,843,773

Net loss	$(847,111)	$(4,283,770)	$(2,556,206)	$(12,069,318)	$(170,872,056)

Net loss per share - basic and diluted	$(0.00)	$(0.01)	$(0.00)	$(0.03)

Weighted average common shares outstanding -basic and diluted	577,056,549	466,622,933	557,244,217	462,370,713

The accompanying notes are an integral part of these unaudited financial statements.

Clean Coal Technologies Inc
(A Development Stage Company)
Statement of Stockholders' Deficit
(Unaudited)
				Deficit
				Accumulated
			Additional	During the
	Common Stock		Paid-In	Development	Stockholders'
	Shares	Amount	Capital	Stage	Deficit

Balances at December 31, 2010	531,977,794	$5,320	$193,816,192	$(196,314,523)	$(2,493,011)

Common stock issued for services	31,843,332	318	1,248,049	-	1,248,367

Common stock issued upon conversion of debt and interest	17,359,078	174	1,219,301	-	1,219,475

Net loss	-	-	-	(2,556,206)	(2,556,206)

Balances at September 30, 2011	581,180,204	$5,812	$196,283,542	$(198,870,729)	$(2,581,375)

The accompanying notes are an integral part of these unaudited financial statements.

Clean Coal Technologies Inc
(A Development Stage Enterprise)
Statements of Cash Flows
(Unaudited)

			October 20, 1997
			(Inception)
	Nine Months Ended		Through
	September 30,		September 30,
	2011	2010	2011
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(2,556,206)	$(12,069,318)	$(170,872,056)
Adjustment to reconcile net loss to net cash used in operating activities:
Depreciation expense	153	153	5,957
Shares issued for settlement of lawsuit	-	2,500	2,500
Shares issued for services	1,248,367	10,718,516	153,940,223
Warrant expense	-	-	16,490,517
Loss on extinguishment of debt	-	105,250	146,607
Loss on shares issued for debt	-	16,500	35,287
Beneficial conversion feature on converted debt	-	30,000	50,000
Interest expense paid in shares	-	-	193,407
Interest converted to debt	-	7,996	117,392
Write-off of asset	-	-	16,015
Gain on derivative liability	-	-	(7,598,481)
Gain on write-off of accounts payable	-	-	(87,404)
Changes in operating assets and liabilities:
Prepaid expenses and other current assets	(51,275)	-	(62,290)
Accounts payable	93,198	(62,792)	514,805
Accounts payable - related party	673,788	945,182	4,129,193
Accrued expenses	56,468	122,272	114,616
Cash Used In Operating Activities	(535,507)	(183,741)	(2,863,712)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of fixed assets	-	-	(6,339)
Investment in joint venture	-	-	(5,000)
Cash Used in Investing Activities	-	-	(11,339)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from the sale of stock	-	-	80,000
Advances from related parties	213,586	-	701,500
Borrowings on related party debt	173,000	170,000	1,879,576
Payments on related party debt	-	(3,000)	(3,000)
Borrowings on debt	152,300	35,000	225,800
Cash Provided by Financing Activities	538,886	202,000	2,883,876

NET CHANGE IN CASH AND CASH EQUIVALENTS	3,379	18,259	8,825
CASH AND CASH EQUIVALENTS - beginning of period	5,446	9,860	-
CASH AND CASH EQUIVALENTS - end of period	$8,825	$28,119	$8,825

The accompanying notes are an integral part of these unaudited financial statements.

Clean Coal Technologies Inc
(A Development Stage Enterprise)
Statements of Cash Flows
(Unaudited) (continued)

			October 20, 1997
			(Inception)
	Nine Months Ended		Through
	September 30,		September 30,
	2011	2010	2011

SUPPLEMENTAL DISCLOSURES:
Cash paid for interest	$2,862	$1,191	$4,132
Cash paid for income taxes	-	-	-

NON-CASH INVESTING AND FINANCING ACTIVITIES:
Forgiveness of related party debt and accrued interest	$-	$-	$69,553
Derivative liability removed due to warrants exercised	-	-	36,890,709
Cumulative effect of change in accounting principle	-	-	44,489,190
Preferred stock issued for related party debt	-	-	380,837
Preferred stock converted to common stock	-	-	481
Accrued interest converted to debt	-	7,508	-
Accrued interest converted to related party debt	-	79,288	-
Payables converted to debt	-	28,333	28,333
Related party payables and advances converted to debt	380,000	1,317,472	3,196,664
Common stock issued for debt, liabilities and accrued interest	31,530	48,429	135,332
Common stock issued for related party debt, liabilities and accrued interest	1,187,945	1,179,750	4,364,899

The accompanying notes are an integral part of these unaudited financial statements.

 Clean Coal Technologies, Inc.
(A Development Stage Company)
Notes to Financial Statements
(Unaudited)

NOTE 1: BASIS OF PRESENTATION

The accompanying unaudited interim financial statements of Clean Coal Technologies, Inc. (“Clean Coal”) have been prepared in accordance with accounting principles generally accepted in the United States of America and the rules of the Securities and Exchange Commission, and should be read in conjunction with the audited financial statements and notes thereto contained in Clean Coal’s Annual Report on Form 10-K filed with the SEC. In the opinion of management, the accompanying unaudited interim financial statements reflect all adjustments, consisting of normal recurring adjustments, necessary to present fairly the financial position and the results of operations for the interim period presented herein. The results of operations for interim periods are not necessarily indicative of the results to be expected for the full year or for any future period. Notes to the financial statements which would substantially duplicate the disclosure contained in the audited financial statements for fiscal 2010 as reported in the Form 10K have been omitted.

RECLASSIFICATIONS

Certain prior period amounts have been reclassified to conform to current period presentation.

FAIR VALUE MEASUREMENTS

FASB ASC 820 defines fair value, establishes a framework for measuring fair value, and expands disclosures about fair value measurements. The provisions of ASC 820 were effective January 1, 2008.

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

At September 30, 2011, Clean Coal did not have any instruments subject to ASC 320.

NOTE 2: GOING CONCERN

The accompanying financial statements have been prepared on a going concern basis of accounting which contemplates continuity of operations, realization of assets, liabilities, and commitments in the normal course of business. The accompanying financial statements do not reflect any adjustments that might result if the Clean Coal is unable to continue as a going concern. Clean Coal has an accumulated deficit and a working capital deficit as of September 30, 2011 with no significant revenues anticipated for the near term. Management believes Clean Coal will need to raise capital in order to operate over the next 12 months. As shown in the accompanying financial statements, Clean Coal has also incurred significant losses since inception. Clean Coal’s continuation as a going concern is dependent upon its ability to generate sufficient cash flow to meet its obligations on a timely basis and ultimately to attain profitability. Clean Coal has limited capital with which to pursue its business plan. There can be no assurance that Clean Coal’s future operations will be significant and profitable, or that Clean Coal will have sufficient resources to meet its objectives. These conditions raise substantial doubt as to Clean Coal’s ability to continue as a going concern. Management may pursue either debt or equity financing or a combination of both, in order to raise sufficient capital to meet Clean Coal’s financial requirements over the next twelve months and to fund its business plan. There is no assurance that management will be successful in raising additional funds.

NOTE 3: RELATED PARTY TRANSACTIONS

Debt from related parties

A summary of the debt from related parties outstanding as of September 30, 2011 and December 31, 2010 is as follows:

DATE OF NOTE	TO WHOM	MATURITY DATE	INTEREST RATE	2011	2010

June 30, 2008	Equimune Research Corp	June 30, 2010	10%	$252,641	$252,641
September 30, 2009	Enviro Fuels Mfg Inc	Demand	0%	98,091	98,091
September 30, 2009	Enviro Fuels Mfg Inc	Demand	0%	500	500
October 31, 2009	Enviro Fuels Mfg Inc	Demand	0%	3,000	3,000
November 30, 2009	Enviro Fuels Mfg Inc	Demand	0%	500	500
March 8, 2010	Enviro Fuels Mfg Inc	September 8, 2010	0%	25,000	25,000
June 30, 2010	Douglas Hague	June 30, 2012	4%	-	382,703
June 30, 2010	C J Douglas	June 30, 2012	4%	-	688,423
June 30, 2010	Edward Jennings	June 30, 2012	4%	-	23,792
June 30, 2010	Mitchell Shapiro	June 30, 2012	4%	-	22,959
June 30, 2010	Stewart Ashton	June 30, 2012	4%	-	24,083
June 30, 2010	Richard Young	June 30, 2012	4%	-	26,209
July 1, 2011	Out of The Chute LLC	June 30, 2012	8%	380,000	-
July 22, 2011	Robin Eves	October 31, 2011	12.5%	143,000	-
August 11, 2011	Robin Eves	November 8, 2011	12.5%	30,000	-
				$932,732	$1,547,901

All of the related party notes listed above are unsecured. The notes listed above from June 30, 2010 were convertible into common stock of Clean Coal at $0.07025 per share. Clean Coal evaluated the notes for a beneficial conversion feature under ASC 470-20 on the date of the notes and determined that none existed. During the quarter ended June 30, 2011, $1,168,169 of these June 30, 2010 related party notes and accrued interest of $19,776 were converted into 16,910,256 shares of Clean Coal’s common stock. The $380,000 note listed in the above table was the result of $380,000 in related party payables and advances being converted to debt during the nine months ended September 30, 2011. The $380,000 note will become convertible into common stock at $0.018 on January 1, 2012. Clean Coal evaluated the note for a beneficial conversion feature under ASC 470-20 on the date of the note and determined that none existed. The notes listed above from July 22, 2011 and August 11, 2011 with an aggregate principal amount of $173,000 are to be repaid upon maturity in common stock based upon the conversion rate of $0.0155 per share.

Advances from related parties

At September 30, 2011 and December 31, 2010, unpaid advances from related parties totaled $5,500 and $171,914, respectively. For the nine months ended September 30, 2011, Clean Coal received net advances from related parties totaling $213,586. These advances are unsecured, due on demand and bear no interest.

Accounts payable from related parties

At September 30, 2011 and December 31, 2010, unpaid services provided by related parties totaled $967,975 and $294,187, respectively, which was included in accounts payable from related parties.

NOTE 4: NOTES PAYABLE

As of September 30, 2011 and December 31, 2010, the aggregate unpaid principal of outstanding notes payable was $225,303 and $103,919, respectively. The notes are unsecured, bear interest between 0% and 10% per annum and mature between on demand and August 29, 2012.

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

During August 2011, Clean Coal borrowed an aggregate of $50,000 which notes become convertible into common stock in August 2012 at rates of $0.013 and $0.014 per share. Clean Coal evaluated the notes for a beneficial conversion feature under ASC 470-20 on the date of the notes and determined that none existed.

On September 13, 2011, Clean Coal borrowed $50,000 under a note which will be repaid in common stock. The note will be repaid with 500,000 common shares if paid within 30 days of the loan date or 1,000,000 common shares if repaid after 30 days from the loan date.

On September 15, 2011, Clean Coal borrowed $50,000 under a note which will be repaid in common stock. The note will be repaid with 500,000 common shares if paid within 45 days of the loan date or 1,000,000 common shares if repaid after 45 days from the loan date.

NOTE 5: EQUITY TRANSACTIONS

Common Stock

On August 9, 2010 Clean Coal entered into an employment agreement with Robin Eves as President and Chief Executive Officer. Under the employment agreement, President and Chief Executive Officer is entitled to a stock bonus of 28,000,000 common shares. Under the terms of the employment agreement, the stock is to be awarded as follows: 50% of the shares to be exercisable at the signing of the agreement, and the balance of 50% exercisable after January 31, 2012, or on the accomplishment of a significant business objective as established by the Board of Directors. Clean Coal calculated the fair value of the award based upon the closing stock price on the grant date of August 9, 2010 and is expensing the award over the award periods. The total fair value of the award was determined to be $868,000. On August 5, 2011, Clean Coal accelerated the vesting of 10,000,000 of the common shares. The vesting of these shares was modified whereby the 10,000,000 shares were fully earned and issued on August 5, 2011. The remaining 4,000,000 common shares will be earned on January 31, 2012. Clean Coal fully expensed the fair value of the award associated with the 10,000,000 shares that were accelerated during the nine months ended September 30, 2011. A total of $580,044 was recognized as share-based compensation under this award for the nine months ended September 30, 2011. A total of 24,000,000 shares have been issued under the agreement and are shown as outstanding in the Statement of Stockholders’ Deficit. The unvested portion of the award of $56,489 will be recognized over the remaining award period through January 31, 2012.

On April 1, 2011 Clean Coal entered into an employment agreement with Ignacio Ponce De Leon as Chief Operating Officer. Under the employment agreement, the Chief Operating Officer is entitled to a stock bonus of 2,000,000 common shares. Under the terms of the employment agreement, the stock vests on January 1, 2012. Clean Coal calculated the fair value of the award based upon the closing stock price on the grant date of April 1, 2011 and is expensing the award over the vesting period. The total fair value of the award was determined to be $76,000. A total of $50,298 was recognized as share-based compensation under this award for the nine months ended September 30, 2011. As of September 30, 2011, no shares have been issued under the agreement. The unvested portion of the award of $25,702 will be recognized over the remaining vesting period through January 1, 2012.

On August 12, 2010, Clean Coal entered into a fifteen month strategic financial and consulting agreement with MMB Global Advisors. Under the terms of the agreement, MMB was to be awarded 12,000,000 restricted shares at the time of the contract signing with 15,000,000 additional shares to be awarded over the term of the contract (1 million shares per month). On June 1, 2010, Clean Coal amended the Advisory Agreement with MMB Global Advisors dated August 12, 2010 to reflect a reduction of four million shares. This Amendment reduced the total number of 27,000,000 shares originally awarded by this agreement, to 23,000,000 shares. As of the date of the amendment, 21,000,000 shares had vested under the agreement. The unvested balance of the remaining 2,000,000 shares will be earned over the remaining months of the agreement through November 2011. During the nine months ended September 30, 2011, a total of 6,333,332 common shares were issued and expensed at $176,200 under this agreement. The remaining 666,666 common shares will be issued and expensed through November 2011.

In addition to the shares described above, during the nine months ended September 30, 2011, Clean Coal issued an aggregate of 15,510,000 common shares for services valued at $441,825 and issued 17,359,078 common shares for $1,219,475 of debt and accrued interest.

Common Stock Options

On February 7, 2011, Clean Coal entered into an investor relations advisor agreement and granted the advisor 900,000 common stock options. The options are exercisable at $0.0264 per share, expire on February 7, 2016 and vest 75,000 options per month over one year. Clean Coal estimated the fair value of the options to be $20,647 using the Black-Scholes option pricing model. The significant assumptions used in the model included the following: the closing price of Clean Coal’s common stock on the date of grant of $0.026, no expected dividend yield, expected volatility of 180.34%, risk free interest rate of 1.28% and an expected term of 2.77 years. On June, 8, 2011, the investor relations agreement was amended to reflect a lesser number of services, with a corresponding 50% reduction in monthly fees, a one-time share payment, and the elimination of all previous stock option provisions. Due to the stock options being cancelled, there was no expense recorded for these options. The one-time share payment represents 500,000 shares that were issued and valued at $13,200 and are included in the 15,510,000 shares disclosed above as issued for services.

On August 5, 2011, Clean Coal approved the issuance to Robin Eves of options to purchase 10,000,000 shares of our common stock at an exercise price of $.03 per share. However, the option award is contingent on the Company’s adoption of a stock option and award plan intended to cover officers, directors, employees and consultants that will require a shareholders’ meeting to approve an increase in Clean Coal’s authorized capital.

NOTE 6: SUBSEQUENT EVENTS

In October 2011, Clean Coal entered into an exclusive consulting agreement with S.K. Grover of New Delhi, India, for the purpose of indentifying, pursuing, tendering and negotiating potential projects to deploy Clean Coal’s Pristine-M technology in India, Indonesia and the Philippines. For this exclusive representation, Clean Coal will issue to Mr. Grover 500,000 shares of our restricted common stock upon execution of the agreement, and an additional 500,000 shares of restricted common stock upon the signing of a Letter of Intent or similar document for the implementation of Clean Coal’s technology. The agreement is for an initial term of one year.

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

In September 2011, Clean Coal Technologies, Inc., filed for a second patent on a new technology known as Pristine M. The new technology is a moisture substitution technology that, owing to its superior product and economics, is expected to be highly successful in the moisture removal business globally.

Current or Pending Projects

Huamin Senior Fund Holding Group. On April 25, 2011, we signed an agreement with the Huamin Senior Fund Holding Group Co., Ltd. (“Huamin”), for our first technology license and royalty agreement (“TLA”) to build an initial clean coal facility with a capacity of 1.5 million tons in China. Under the agreement, Huamin will obtain funding for all infrastructure development, coal assets, administration, and technical resources. Huamin will contract directly with our engineering consultant, SAIC Energy, Environment & Infrastructure, LLC, “SEE&I”, (formerly Benham), a division of Science Applications International Corporation (“SAIC”), for the engineering design, procurement and construction of the new facility.

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

 The current Exclusive Technology License Agreement was cancelled on October 12, 2011 at a meeting in New York with the Huamin Group and with the understanding that it will be replaced with a new Non Exclusive Technology License Agreement within the next 90 days.

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

 We continue to work through a number of complex legal, administrative and documentation issues associated with the acquisition of Sino-Mongolia International Investment Co., and the transition of previously approved permits, etc. We have received excellent support from the U.S. Commerce Department in China and in Florida in this matter, and hope to complete the TLA agreement by the 4th quarter, 2011. The primary consideration for both parties is to avoid compromising the existing permits, license and lease agreements that have taken nearly 2 years to achieve.

Business Development Activities

We are in discussions with two major Indian conglomerates and potential partners that need to upgrade large volumes of coal in Indonesia to be exported to India.  Coal samples are being shipped to SAIC in Pittsburgh for tests using the Pristine-M technology.

We continue to progress in discussions with a company in the Philippines that owns producing coal mines and two power plants outside Manila.  The company has shipped coal to SAIC in Pittsburgh to be tested over the next two weeks.  Depending on the results of the tests, the Philippine company has indicated it desire to move into a contractual relationship with CCTI.

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

For the Three and Nine Months Ended September 30, 2011 and September 30, 2010

Revenues

We have generated no revenues for the nine months ended September 30, 2011 and the same period in 2010 and do not anticipate initial license  revenues until approximately  the fourth quarter of 2011 or the first quarter of 2012,   and do not expect to receive any significant royalty fees for approximately 24 months thereafter.

Operating Expenses

Our operating expenses for the three and nine months ended September 30, 2011 totaled $829,468 and $2,504,092, respectively, compared to $4,076,962 and $11,785,298 respectively, for the same periods in the prior year. The primary component of the operating expenses in both periods was for shares issued for services. The significant decrease in compensation expense for the 2011 fiscal period is due to the differences in share price and the number of shares issued.

We recorded stock-based compensation to our CEO and President of $289,104 and $580,044 respectively for the three and nine months ended September 30, 2011, compared to $2,864,094 and $6,628,415, respectively to our former CEO and President for the same period in the prior year. In addition, during the nine months ended September 30, 2011, we issued 450,000 shares to Davis Family Investments, an unrelated third party consultant, for public relations services valued at $11,655, issued 7,500,000 shares to CJ Douglas, a related business consultant valued at $194,250 for compensation, issued 2,000,000 shares to our Advisor to the Board of Directors, Ignacio Ponce de Leon, as a bonus valued at $51,800, issued 500,000 shares to Cooper Global Communications for Investor Relation services valued at $13,200, issued 60,000 to Russ Schleipman for consulting services valued $1,920, issued 6,333,332 common shares to MMB Global Advisors for consulting services valued at $176,200, issued 4,000,000 shares to Ignacio Ponce de Leon for service as our Chief Operating Officer valued at $152,000 and issued 1,000,000 shares to Al Knapp for consulting services valued at $17,000.

Other than the expense recorded for stock compensation during three and nine months ended September 30, 2011, operating expenses consisted of $328,644 and $786,855 respectively in general and administrative expenses. In the same periods in 2010, our operating expenses included $113,608 and $626,082, respectively in general and administrative expenses.

All Board of Directors’ cash fees have been accrued as of this date. Our CEO and President, Robin Eves, our Chief Operations Officer and Ignacio Ponce de Leon are not compensated for their participation on our Board.

Our CEO and President, Robin Eves has an employment agreement that provides for 14,000,000 restricted shares to be issued at contract signing, with a further 14,000,000 shares to be issued after a period of eighteen months, or following a significant contribution to the Company, as determined at the discretion of the Board of Directors. The Board of Directors authorized the issuance of 10,000,000 shares of the remaining 14,000,000 shares due to Robin Eves as of August 5, 2011. Along with the accelerated vesting of shares, Mr. Eves’ annual salary was raised to $375,000 for the period August 1, 2011 through July 31, 2012. The Board of Directors also approved the issuance to Mr. Eves of options to purchase 10,000,000 shares of our common stock at an exercise price of $.03 per share. However, the options are contingent on the adoption of a stock option and award plan intended to cover officers, directors, employees and consultants that will require us to seek an increase in our authorized capital.  Our Chief Operations Officer, Ignacio Ponce de Leon’s employment agreement which was effective April 1, 2011, provides for 4,000,000 restricted shares to be issued at contract signing with a further 2,000,000 restricted shares to be exercised after January 1, 2012, predicated on the future availability of the additional  authorized shares required to meet this obligation.

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

Employees

As of September 30, 2011, we had two full-time executives, and one full-time administrative employee. President and CEO Robin Eves, and Chief Operations Officer, Ignacio Ponce de Leon have written employment agreements. Effective August, 2010, the Board of Directors appointed Dr. Mitch Shapiro to serve as the Company’s Secretary for which he will receive no additional compensation, other than that paid as a Director. Our administrative employee is at-will. Messrs. Eves and Ponce de Leon received no compensation for their participation on the Board of Directors.

We have an oral consulting agreement with C.J. Douglas, a shareholder who provides services that support our administrative and accounting functions on a month-to-month basis, at $20,000 per month. Prior to the appointment of Cooper Global Communications as our investor relations firm, Mr. Douglas had also provided this function to the Company.

The terms of the agreements described above were negotiated by and between the individuals and our Board of Directors based on the qualifications and requirements of each individual and the needs of the company; however, the negotiations may not be deemed to have been at arm’s length.

Net Income/Loss

For the three and nine  months ended September 30, 2011 we experienced net losses of $847,111 and $2,556,206, respectively, and $4,283,770 and $12,069,318, respectively for the same periods for the prior year. For the three and nine months ended September 30, 2011 we incurred losses from operations of $829,468 and $2,504,092, respectively, and $4,076,962 and $11,785,298 for the three and nine month periods ended September 30, 2010, respectively. We incurred interest expense of $17,643 and $52,114, respectively, for the three and nine month periods ended September 30, 2011, and $101,558 and $179,760 for the three and nine month periods ended September 30, 2010, respectively.

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
Net Cash Used in Operating Activities. Our primary sources of operating cash during the three and nine months ended September 30, 2011, was advances from related parties. The advances are unsecured, due on demand and bear no interest. Our primary uses of funds in operations were payments made to our consultants and employees, as well as travel and office expenses.

Net cash used in operating activities was $535,507 for the nine months ended September 30, 2011 compared to net cash used of $183,741 for the same period in 2010. Non-cash items in 2011 included shares issued for services valued at $1,248,367 and depreciation expense of $153. During the nine months ended September 30, 2011, we experienced an increase in accounts payable of $93,198, an increase in related party payables of $673,788 and an increase in accrued liabilities of $56,548. Net cash used in operating activities from inception through September 30, 2011 totaled $2,863,712.

Net Cash Used In Investing Activities. We did not engage in investing activities for the three and nine months ended September 30, 2011, or 2010. From inception through September 30, 2011, net cash used in investing activities totaled $11,339 for the purchase of fixed assets and investment in joint venture.

Net Cash Provided by Financing Activities. Net cash provided by financing activities during the nine months ended September 30, 2011 totaled $538,886 consisting of borrowings on debt of $152,300, advances from related parties of $213,586 and borrowings on related party debt of $173,000. Financing activities for the nine months ended September 30, 2010 consisted of borrowings on related party debt of $170,000, payments on related party debt of $3,000 and borrowings on debt of $35,000. From inception through September 30, 2011, net cash provided by financing activities totaled $2,883,876 due to loans and advances from related and third parties and cash received for the sale of common stock.

Cash Position and Outstanding Indebtedness

Our total indebtedness at September 30, 2011 was $2,641,857, consisting of current liabilities of $2,641,857. Current liabilities consist primarily of accounts payable, accounts payable to related parties, advances from related parties, short-term debt, debt owed to related parties and accrued expenses. At September 30, 2011, we had current assets of $8,825 in cash and $51,275 in prepaid expenses. Our working capital deficit at September 30, 2011 was $2,581,757. We had property, plant and equipment (net of accumulated depreciation) of $382 at September 30, 2011.

Contractual Obligations and Commitments

The following table summarizes our contractual cash obligations and other commercial commitments at September 30, 2011.

	Payments due by period
	Total	Less than 1 year	1 to 3 years	3 to 5 years	After 5 years
Facility lease (1)	$10,149	$10,149	$-	$-	$-
Facility lease (2)	5,550	5,550	-	-	-
Total contractual cash obligations	$15,699	$15,699	$-	$-	$-

(1) Our Coral Springs lease term runs until December 31, 2011, at a minimum monthly rate of $3,383 per month for approximately 1,450 square feet. It is not anticipated that this lease will be renewed upon the expiry date at the end of 2011.
(2) Our New York lease runs untilDecember 31, 2011, however, is expected to be extended at the current rate of $1,850 per month.

SAIC Energy Environment & Infrastructure (SEE&I),our engineering consultant has tentatively estimated construction costs for each one million short ton coal complete cleaning facility of approximately $250 million (excluding land costs) or costs for a similar size Pristine-M-only facility of approximately $45-50 million (excluding land costs). We are in discussions with several interested parties who may fund some or all of the estimated costs but have no definitive agreements in place. Under the terms of our consulting agreement with SEE&I, we are obligated to pay to SEE&I a fee representing five percent of all gross revenues received by us from the sale of our technology, the operation of franchised plants utilizing the technology, or revenue received on any other basis that is related to the technology. This fee will remain in effect for a period of 15 years, commencing from the date that we receive our initial revenue stream from the Chinese or other operations. All intellectual property rights associated with new art developed by SEE&I remain our property, however SEE&I would have a “right to use” the intellectual property provided they are deployed in non-competitive projects.

We expect we will need $3,150,100 to sustain operations for the next twelve months. Therefore, based on our current operational costs and including the capital requirements for our project deployments, we estimate we will need a total of approximately $1,310,005 to fund the Company for the balance of 2011 and an additional $4,500,890 to continue for the following fiscal year (2012) or until the initial plant is up and running. At this filing date, we do not have commitments for funding but intend to seek sufficient debt or equity funding to meet both our capital contribution deadlines and funding sufficient for our operations. We are also actively pursuing technology license and royalty agreements in order to begin construction of other facilities without incurring the capital costs associated with the construction of future plants.

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

ITEM 4. CONTROLS AND PROCEDURES

As of September 30, 2011, we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer (the same person), of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Exchange Act Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended. Based on this evaluation, management concluded that our financial disclosure controls and procedures were not effective due to our limited internal resources and lack of ability to have multiple levels of transaction review. We presently have only one officer and one employee. Inasmuch as there is no segregation of duties within the Company, there is no management oversight, no control documentation being produced, and no one to review control documentation if it was being produced.

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

We have incurred net losses of $170,872,056 since inception. The net losses to date include large non-cash expenses recorded for share-based compensation for consultants and officer compensation. However, in addition to the non-cash expenses, we had other operating expenses, all funded through loans from existing shareholders. In order to meet our current operating budget and anticipated contractual obligations, we estimate that we will need an additional $1,310,005 for the balance of 2011, and $4,500,890 for 2012, based on our current contractual obligations. At September 30, 2011, we had total liabilities of $2,641,857 and cash of only $8,825. If we cannot obtain adequate financing from new funding sources, we will be unable to continue operations or meet our contractual obligations.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

There were no sales of unregistered securities for the three months or nine months ended September 30, 2011, and there were no sales of unregistered securities for the three months or nine months ended September 30, 2010. There was a single sale of securities to the Company’s then Consultant to the Board of Directors, Ignacio Ponce De Leon, a related party, on November 9, 2010, for 2,000,000 shares at the price of $0.04 per share for a total of $80,000.

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

Clean Coal Technologies

Date: November 14, 2011	By:	/s/ Robin Eves
Robin Eves
President, CEO, and Acting Chief Financial Officer