Form 10-K
period 2011-12-31
Clean Coal Technologies Inc.
filed 2012-03-29
CIK 1445109

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark One)

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the year ended: December 31, 2011

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from ____________________ to ____________________

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

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). YES ☐ NO ☒

On March 27, 2012, there were 593,784,000 shares of common stock of the Registrant outstanding, and the market value of common stock held by non-affiliates was $50,750,019 (based upon the closing price of $0.09 per share of common stock as quoted on the Pink Sheets of the National Quotation Bureau).

Documents Incorporated by Reference

None.

ii

CLEAN COAL TECHNOLOGIES, INC.
2011 ANNUAL REPORT ON FORM 10-K

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

Overview

Clean Coal Technologies, Inc. (“We,” “Company” or “Clean Coal”) owns a patented technology that we believe will provide cleaner energy at low cost through the use of the world’s most abundant fossil fuel, coal. Our technology is designed to utilize controlled heat to extract and capture pollutants and moisture from low-rank coal, transforming it into a cleaner-burning, more energy-efficient fuel prior to combustion. Our proprietary coal cleaning process is designed to ensure that the carbon in coal maintains its structural integrity during the heating process while the volatile matter (polluting material) within the coal turns into a gaseous state and is removed from the coal. We have trade-marked the name “PRISTINE™” as a means of differentiating our processed product from the negative connotations generally associated with coal, and its traditional use. PRISTINE™ is applicable for a variety of applications, including coal-fired power stations, chemical byproduct extraction, and as a source fuel for coal-to-gas and coal-to-liquid technologies.

In September 2011, we filed a provisional application for a patent on a new technology known as Pristine M. The new technology is a moisture substitution technology that, owing to the superior quality of the product and attractive economics, is expected to be highly successful in the moisture removal business globally.  The attractiveness of the Prisytine-M technology has culminated in our success attracting strategic partnerships, including with the Archean Group and Jindal Steel & Power, discussed below.

Current or Pending Projects. We have dedicated maximum effort to develop a global commercial platform around a series of strategic partnerships. At this filing date, Jindal Steel and Power, Ltd. (“Jindal”) and the Company have agreed to execute a Technology License Agreement (“TLA”) in lieu of the formerly announced Joint Venture Agreement contemplated under a Memorandum of Understanding signed with us on January 27, 2012. The decision to enter into the TLA was a arrived at jointly and is beneficial for both companies as it allows Jindal to focus on its core business model in Indonesia of supplying dry, high-quality coal to their steel and power businesses in India while allowing us to focus on the development and marketing of our technology to third parties.

For our ASEAN region joint venture initiative, we have instead agreed to binding terms for a joint venture with the Archean Group (“AGPL”) to develop deploy and market our Pristine M technology throughout the ASEAN region (including Indonesia, the Philippines, Cambodia, Vietnam, Malaysia, Brunei, Thailand, Laos and Myanmar). The joint venture company (“JV”) will be 55% AGPL and 45% Clean Coal. For its 55% holding, AGPL has committed to contribute US $4,000,000 to the JV.  Of this, US $2,000,000 will be used to fund the construction of a 1:10-scale pilot plant in Oklahoma. The remaining US $2,000,000 represents a one-time license fee to be paid to Clean Coal upon successful commissioning of the pilot plant.

Construction of the pilot plant in Oklahoma will commence immediately upon execution of an EPC contract and a down payment to SAIC Energy Environment & Infrastructure (“SAIC”) by the JV. It is expected that the EPC contract will be formalized this in early April and construction of the plant will begin immediately after the contract is signed.  Under the binding terms of the agreement, AGPL will pay a US $1.00 (one dollar) per ton ongoing royalty fee for all coal processed from AGPL majority-owned mines, with a waiver for the first two million tons of coal produced.

For our 45% interest in the joint venture, we will contribute a 25-year exclusive license to develop, market and deploy Pristine M Technology, covering the ASEAN countries including Indonesia, the Philippines, Cambodia, Vietnam, Malaysia, Brunei, Thailand, Laos and Myanmar. We have also committed to cover pilot plant construction costs, if any, above US $2,000,000.

As part of the agreement, AGPL has made an investment of two million US Dollars ($2,000,000) in Clean Coal.  For this investment, we have has issued AGPL a convertible debenture which will represent, upon conversion and subject to the availability of authorized capital and the terms of the debenture, 6.7 % of the outstanding shares of the Company as of the effective date of the binding terms agreement. AGPL will also nominate a board member to be appointed to our board of directors. We have also agreed to issue an option to AGPL to purchase an additional equity stake, to increase AGPL’s equity stake up to a total of 20% of the Company’s outstanding stock, at a discount to the market price at the date of exercise of the option. Both the conversion of the debenture and the exercise of the option are conditioned on Clean Coal having available authorized capital to issue the requisite shares. In order to do so, we intend to schedule a shareholders’ meeting and seek to obtain shareholder approval as soon as possible.

 China. Pending resolution of legalities surrounding the change in ownership of the Interests of the Chinese partner in the Inner Mongolia joint venture company in which we held a 25% stake, we expect to transition the Company’s involvement from full joint venture partner to merely a Licensor.  The project has all permits fully approved and is expected to break ground in 2012.

Huamin Senior Fund Holding Group.  The current Exclusive Technology License Agreement was cancelled on October 12, 2011 at a meeting in New York with the Huamin Group with the understanding that it would be replaced with a new Non Exclusive Technology License Agreement within the next 90 days. A t the end of January, no
Agreement had been reached with Huamin. Huamin has yet to present a viable project to us.

The China market holds huge potential for our technology and we will, at this stage, only consider individual Technology Licensing Agreements for specific projects. The Huamin Group has not yet presented a project to CCTI.

Outside of the project in Inner Mongolia, and any potential projects with Huamin, we will be focused on business opportunities in other countries.

Philippines.  We continue to advance in our discussions with a large Philippine group that has indicated its desire to move forward once the Company has successfully commissioned a 1/10-scale pilot plant, scheduled for September or October 2012.

Consultant Activities.

MMB has been in direct contact with two world-class coal mining groups in Indonesia and has been a major contributor in assisting us to finalize the agreements with AGPL and Jindal discussed above. In India, MMB has been in preliminary discussions for the potential deployment of the technology in two coal operating divisions of a large power company. MMB continues to look for commercial opportunities in India, China, Indonesia and Mongolia.

MBA, Inc., a Tennessee-based consulting group has contracted with SAIC Energy, Environment & Infrastructure, LLC (SEE&I) to assist in arranging engineering, procurement, construction and maintenance services with a large Tennessee utility. Other initiatives currently underway in Texas include MBA’s discussions with several South West utility companies that have expressed interest in deploying our technology, and looking to expand their relationship with us. With the building of the pilot plant at a coal fired utility in Oklahoma it is anticipated that MBA’s negotiations will produce successful results in 2012.

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

Technology

Our coal treating process extracts the volatile matter (solidified gases or pollutant material) from standard low-rank coal by heating coal as it transitions through several disparate heat chambers, causing the volatile matter to turn to gas and escape the coal, leaving behind a clean-burning fuel source. Historically, the primary technological challenge of extracting this volatile matter has been maintaining the structural and chemical integrity of the carbon, while achieving enough heat to turn the volatile matter into a gaseous state. Heating coal to temperatures well in excess of 700° Fahrenheit is necessary to quickly turn volatile matter gaseous. However, heating coal to these temperatures has generally caused the carbon in the coal to disintegrate into an unusable fine powder (coal dusting). Our patented flow process transitions the coal through several atmospherically independent heat chambers controlled at increasingly higher temperatures. These heat chambers are infused with inert gases, primarily carbon dioxide (CO2), preventing the carbon from combusting. We have identified the optimum combination of atmospheres, levels of inert gases, transport speed, and temperatures necessary to quickly extract and capture volatile matter, while maintaining the structural and chemical integrity of the coal. Using our technology, we are able to capture the volatile gases that escape the coal, and to utilize some of these gases to fuel the process, while others are captured in the form of usable byproducts, to potentially provide an ancillary revenue stream. Depending on the characteristics of the coal being cleaned, the flow processing time is expected to be in the range of 12 to 18 minutes.

As part of the process to commercialize our technology, on August 21, 2008, we entered into an Umbrella Agreement with our engineering consultant, SAIC Energy, Environment & Infrastructure, LLC, “SEE&I”, (formerly Benham), a division of Science Applications International Corporation (“SAIC”). The contract, last revised on February 14, 2012, designates SEE&I as exclusive or lead EPC contractor for CCTI projects and  sets out terms for the engineering design, procurement and construction of CCTI plants anywhere in the world.

SEE&I has produced designs for both the Pristine and the Pristine-M processes.  The Pristine design provides for the deployment of standard operational modules, each with annual capacity of 166,000 metric tons, providing the flexibility to be configured in accordance with customers’ individual production capacity requirements. SEE&I’s is confident that our coal cleaning process will typically be energy self-sufficient, relying upon captured methane and other byproducts to fuel the coal cleaning process.

Similarly, the Pristine-M process, sharing some of the scientific principles and engineering components that underpin the Pristine process, is a modular design that includes a section where the coal is partially de-volatized and then coupled to as many drying and stabilization modules as may be required to achieve a client’s desired level of production. Each of the modules is designed to handle 30-tons/hr and, similar to the Pristine process, relies on components that are available off-the-shelf and have already stood the test of time as to their reliability and durability.

Our technology has been tested and proven under laboratory and pilot scale conditions in Pittsburg, PA, and the results studied by SEE&I, SAIC and as well as certain potential strategic partners as part of their due diligence on CCTI and the CCTI technology.   To date, testing of about 40 coal types from all over the world has been completed.  We have also benchmarked our technology against the Carnegie Mellon simulation model with excellent results. Testing has shown no evidence of coal dusting, self-combustion, moisture re-absorption, or other technical concerns that might hinder commercialization. The building of the 1:10 scale plant in Oklahoma will be followed by construction of the first commercial plant of 1,000,000 tons a year to be built in Indonesia during 2013.

The Pristine technology has three distinct primary applications: the cleaning of coal for direct use as fuel for power stations and other industrial and commercial applications; the extraction of potentially valuable chemical by-products for commercial sale; and the use of processed coal as a feed stock for gasification and liquefaction (CTG & CTL) projects.

While we believe that our Pristine technology offers vast potential for commercialization, our market entry strategy right now is focused on the Pristine M technology which we believe offers an immediate opportunity to monetize our intellectual property. The clean coal industry at the moment is focused almost entirely on the need to produce a dry and stable coal to meet the growing need of coal-fired power plants in Asia.  Indonesia is currently the largest supplier of thermal coal to India and China, but Indonesian coal suffers from its high moisture content and low calorific content.  Both are problems that we believe will be effectively addressed by the Pristine-M technology.

Our process derivatives are broadly characterized by the following three elements which vary according to the   characteristics of the feed coal:

A first stream is predominantly water that is extracted from the coal. Although expected to be 100% pure (water removed from coal is condensed from its vapor state), it may contain some contaminants.

A second stream, produced in the de-volatizing stage of the process, is the condensed light hydrocarbons gases that we call “coal-derived liquids, or CDLs. These could prove to be the most valuable component of the process. It is anticipated that the CDLs will resemble a crude oil (probably sweet crude if the sulfur content of the feed coal is low) resulting in a readily-marketable product. In the Pristine-M process, de-volatization is controlled and optimized to meet the needs of drying and stabilizing the coal, minimizing the production of gas or liquid byproducts.

The third stream is the heavy tar-like liquid potentially marketable to the asphalt and coal tar industry.  This stream is entirely absent in the Pristine-M process which is focused only on the task of drying and stabilizing.

Business Activities and Strategy

The principal element of our original business strategy was to partner with local utilities, power producers or mine owners to build, own and operate the initial facility utilizing our technology. We have subsequently revised our business model whereby we will license our technology to third parties and exact a license fee, as well as a royalty fee, based on plant production. CCTI’s technology, especially the Pristine M, has immediate and important application in the Indian and ASEAN Region, the company is focused on the deployment of the technology throughout this region whilst further validating it through the building of a 1:10 scale plant in Oklahoma which will not only support our overseas initiatives but will also provide a strong basis for deployment into the US domestic market.

We also intend to co-locate our facilities with both new and existing coal-burning power plants. The proposed footprint of the facilities is expected to be 15 to 20 acres for small capacity plants, including land for the storage of clean coal. We believe that the majority of the plant components are commercially available, and the only significant custom components are related to our proprietary thermal chambers and control software. This strategy greatly reduces the risks that would be associated with the incorporation of new technologies, or unproven components. The building of the 1:10 scale pilot plant at a domestic coal fired utility will add significant impetus to these initiatives

Competitive Strengths

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

Favorable price arbitrage: Low-rank coal with a heat content  of 7,000 – 9,000 BTUs currently sells for approximately $30  per ton in the world market, compared to high-BTU bituminous coal with a heat capacity of 10,000+ BTUs, which sells for well over $100  per ton, as can be observed in various international price indices, among them, the Baltic Dry Bulk Index. Our process essentially transforms low-grade coal into bituminous coal at a direct cost of an estimated $7 - $8 per ton, capturing the value of higher-grade coal prices.

Potential tax benefits: We believe clean coal production tax credits may potentially be available for coal processed in facilities utilizing our technology. While these credits expired on January 1, 2009, Congress may consider legislation extending the credits.

Competition

The competitors to our Pristine M Technology have suffered a number of setbacks in 2011 primarily caused by their inability to scale up from pilot plant stage. CCTI’s Pristine M technology faces a much smaller challenges as it is a modular system built around well-known and proven components.  Scalability issues are mitigated by the modular nature of the industrial design which, once the basic module is operational, will scale up by simply adding identical modules. We consider it a major competitive advantage that our clients who build large capacity plants will not be building a single processor based on what are likely to be new and innovative components.

From a plant reliability and maintenance perspective, our modular design is a competitive advantage.  In a downside scenario in which an unforeseen circumstance caused a shutdown, CCTI’s modular design would allow the plant operator to shut down the affected module, rather than the entire plant.

From a planning perspective, mine operators would be able to expand their capacity piecemeal rather than in step-wise fashion by large-scale increments.  This mitigates much of the financial risk normally attendant on large-scale plant expansions and, over time, our modular design may prove to be one of the most significant competitive advantages of our process.

Their significant competitive advantages include that the CCTI’s processes do not require crushing of the coal, thereby minimizing if not entirely eliminating the need for costly briquetting.  CCTI’s plant economics are compelling as they derive much of the process heat from the feed coal itself, rendering the processes largely energy neutral.  The processes require a modest amount of electric power and a small number of operatives.  Consequently, our operating costs are very competitive.

The Pristine process not only removes the moisture, but also removes the harmful volatiles and pollutants which we capture as a chemical “soup” that may be further refined by us, or sold directly to chemical manufacturers, or refineries as a complementary revenue source. Additionally, we believe our process is typically self-sufficient in that its energy needs will be provided by the process itself, and requires no external energy provisions. The Pristine process addresses a very different market need than the Pristine M Technology and therefore enables CCTI to offer a more diverse product slate to our potential customers than most, if not all, our existing competitor base.

We consider our most direct competition in the reduction of coal emissions comes from companies offering pre-combustion cleaning designed to remove impurities.  However, post-combustion filtering or “scrubbers” designed to filter released gases are a clear alternative for coal-fired power producers.  We are not in competition with suppliers of emissions scrubbers, except to the extent that that burning a cleaner fuel is more economical than post-combustion solutions.

The best known competitors in the pre-combustion area include Evergreen Energy, Inc. (“Evergreen”), CoalTek, Inc. (“CoalTek”), GTL Energy (“GTL”) and White Energy (“White Energy”), both the latter of which are Australian companies. Evergreen, based in Denver, Colorado, developed a technology primarily focused on reducing the moisture in raw coal to increase its heating capacity. The Evergreen process requires external energy sources and removes less moisture than that of CCTI. CoalTek, based in Tucker, Georgia, claims its patent-pending process uses electromagnetic energy to reduce contaminants and moisture in coal prior to combustion. While public information is limited, we believe the amount of energy necessary to run the electromagnetic process may offset any economic benefits of the upgraded coal. The Australian processes use a combination of heat and compaction to remove moisture from coal. White Energy claims that compaction generates close bonding between the dried coal particles to form a high density, higher energy content briquette. Energy requirements for heating coal an operating a pelletizer are typically large but no basis or explanation is provided for the favorable cost numbers published by White Energy. CoalTek, GTL and White Energy technologies are focused solely on the removal of moisture and do not address the removal of harmful chemicals associated with the burning of coal.

Post-combustion players include companies such as Babcock & Wilcox Company (Lynchburg, Virginia) and Foster-Wheeler (Clinton, New Jersey), as well as various smaller companies that produce various kinds of scrubbers. Scrubbers remove particulates and gases from exhaust streams after coal has combusted. These devices are generally expensive to manufacture and install initially, as well as expensive to operate due to power requirements that consume a significant percentage of power output. They may also require frequent and costly maintain due to the corrosive nature of some of the combustion products, and they can generate large amounts of waste. There are several companies that are developing technologies to capture CO2, but at this stage, these technologies do not address all pollutants, nor are they energy neutral.

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

Our patent details a process wherein coal is heated to different temperatures in various chambers with controlled low-oxygen atmospheres. There are seals between these chambers, serving to maintain the heat and gas content in each chamber. The invention notes the controlled de-volitization and removal of moisture and organic volatiles, while maintaining the structural integrity of the coal and reducing the level of disintegration into powder form. The invention also notes the significantly decreased time in treating coal as compared to alternative approaches, most of which focus on moisture removal as a means of increasing calorific or BTU value.

 In September, 2011, the Company filed a provisional patent application that seeks to protect a new invention for the reduction of moisture inherent in coal, and stabilization of the final product.  Testing to date indicates that our stabilized product will be resistant to moisture re-absorption and safe to handle, even over long distances.  The new invention draws from the scientific knowledge embedded in our existing patent, but it is an entirely new concept that is easily differentiated from the offerings of our competitors.  The most novel aspect relates to the stabilization of the end product and to the ability to enhance the heat content of the coal beyond what would be normally achieved by moisture removal alone.  The product is banded Pritine–M.

From a commercial perspective, Pristine-M is proving to be attractive to clients not only because of its characteristics, but because the industrial design is simple, elegant and inexpensive.  We estimate that operating costs will fall between $7 and $8 per ton, including $2.00 per ton on-going maintenance.  The cost of the commercial plant is estimated to be in the order of 60% to 70% of competitive offerings

We expect to file for additional patents as we continue the commercialization of our technology and factory design. We intend to continue to seek worldwide protection for all our technology. The following table provides a summary of our technology to date.

Description of Patent	U.S. or Foreign Patent Application/Serial No.	Issue Date or Date Filed	Brief Description/Purpose
Process for treating coal to enhance its rank.	Issued US 6,447,559	09/10/2002
The process reduces the time, capitalization, and production costs required to produce coal of enhanced rank, thus substantially increasing the cost effectiveness and production rate over prior processes.

Continuation patent application directed to process for treating coal to enhance its rank.	Pending US Application11/344,179 issued as Patent 7,879,117B2	02/01/2011	Continuation of parent USP 6,447,559 – seeking broader protection
	Pending in China 818174.8	11/02/2000	Counterpart to ‘559 US patent
	Granted in Canada 2,389,970	11/02/2000	Counterpart to ‘559 US patent
	Pending in EPO 992027.3	11/02/2000	Counterpart to ‘559 US patent
	Pending in Indonesia W-00200201274	11/02/2000	Counterpart to ‘559 US patent
	Pending in Hong Kong 3107833.3	10/30/2003	Counterpart to ‘559 US patent
Coal Enhancement Process	Pending PCT/US2008 International application designating all countries	4/15/2008
Improved process for increasing rank of biomass which reduces the time, capitalization, and production costs required to produce coal of enhanced rank, thus substantially increasing the cost effectiveness and production rate over prior processes.

	Pending: Australia, Brazil, Chile, China, Colombia, India, Indonesia, South Africa, Republic of Mongolia.	10/14/2010	Additional PCT international Patent applications filed.
Moisture Reduction/Substitution	U.S. provisional application Serial No. 61/531,791	9/14/2011	Low-cost process for removal of moisture from coal, involving partial de-volatization and unique stabilization of product.

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

Research and Development

CCTI in association with SAIC is continually looking to upgrade our technology and to study and define the next generation of Clean Coal Technology.  Whilst our budget does not currently allow us to allocate a specific funding for R and D, CCTI and SAIC are continuing to work on developing new technology and upgrades to our existing technology. During 2011 we invented the new Pristine M technology that is already putting CCTI at the forefront of the Global Moisture Removal Technologies. This was developed on a limited budget.

In the future, CCTI intends to allocate up to $500,000 for R and D purposes and will continue to evaluate our progress in new and existing technologies and will seek to fund additional needs as they arise.

Employees

As of December 31, 2011, we had two full-time executives, and one full-time administrative employee. President and CEO Robin Eves, and Chief Operations Officer, Ignacio Ponce de Leon have written employment agreements. Effective August, 2010, the Board of Directors appointed Dr. Mitch Shapiro to serve as the Company’s Secretary for which he will receive no additional compensation, other than that paid as a Director. Our administrative employee is at-will. Messrs. Eves and Ponce de Leon received no compensation for their participation on the Board of Directors.

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

In 2011 CCTI employed hired Mr. Al Knapp as senior advisor to the board of directors. Mr. Knapp brings many years of industry experience to the board and will be a valuable resource as we seek to introduce and deploy the Pristine and Pristine M technology into the domestic market.

In September of 2011 CCTI hired Mr. SK Grover as a senior consultant for our Indian, Indonesian and Asian interests. Mr. Grover brings nearly 50 years of experience in the coal and coal technology industry to CCTI. He held senior positions in Coal India and Videocon and is known as an expert on the Indian coal industry throughout the region. He is proving an invaluable resource from both the marketing and technical side and is very instrumental in raising the CCTO profile throughout the region.

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

We have incurred net losses of $199.600.076 since inception. The net losses to date include large non-cash expenses recorded for share-based compensation for consultants and officer compensation. However, in addition to the non-cash expenses, we had other operating expenses, all funded through loans from existing shareholders. In order to meet our current operating budget and anticipated contractual obligations, we estimate that we will need an additional $3,500,000 for 2012, based on our current contractual obligations. At December 31, 2011, we had total liabilities of $3,065,099 and cash of only $8,342. If we cannot obtain adequate financing from new funding sources, we will be unable to continue operations or meet our contractual obligations.

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

ITEM 1B. UNRESOLVED STAFF COMMENTS

None.

ITEM 2. PROPERTIES

We have leased executive office space at 295 Madison Avenue, New York, NY 10017and, as of this filing; have permanently closed the leased space of our operations office at 12518 W. Atlantic Blvd, Coral Springs, Florida 33071. The New York lease is on a six month basis with an automatic extension option. As a result of our successful contracts in Indonesia and the building of the plant in Oklahoma it is anticipated that we will need larger office space in the North East. We will be adding additional staff during 2012 and will upgrade our office needs accordingly.

ITEM 3. LEGAL PROCEEDINGS

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

ITEM 4. RESERVED

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASE OF EQUITY SECURITIES

Market Information

Our common stock is quoted on the Pink Sheets of the National Quotation Bureau under the symbol CCTC since October 12, 2007. The following table sets forth the high and low bid prices for the Company’s common stock for the periods indicated. The prices below reflect inter-dealer quotations, without retail mark-up, mark-down or commissions and may not represent actual transactions.

Quarter Ended	Low	High
31-Dec-11	$0.03	$0.03
30-Sep-11	$0.05	$0.05
30-Jun-11	$0.05	$0.06
31-Mar-11	$0.13	$0.14
31-Dec-10	$0.03	$0.03
30-Sep-10	$0.05	$0.05
30-Jun-10	$0.05	$0.06
31-Mar-10	$0.13	$0.14

Prior to the one year anniversary of the Company’s Form 10 registration filing on January 14, 2009, our common stock was thinly traded on the Pink Sheets. As of January 14, 2010, CCTI had 1,712,136 free trading shares, and 423,998,140 restricted shares, the latter of which became eligible for resale into the public market through a bona fide sale, which has resulted in increased sales volumes.

The closing price of our common stock as quoted on the Pink Sheets on March 27, 2012 was $0.09 per share. As of March 27, 2012, there were approximately 1,800 holders of record of our common stock and 593,784,000 shares of common stock outstanding based on information provided by our transfer agent, Worldwide Stock Transfer, LLC.

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

Issuer Purchases of Equity Securities

During the year ended December 31, 2011, we did not purchase any of our own equity securities.

Recent Issues and Sales of Unregistered Securities

There has been no sale of securities for the year ending December 31, 2011. Shares issued for services in the years ended December 31, 2011 are detailed below.

Issued for Services and Debt

On June 28, 2011 we issued a total of 17,359,078 conversion shares to the beneficiaries of the debenture agreements detailed below. This disbursement represented the balance of the Company’s obligation to the beneficiaries and all interest accrued as of that date, the balance of which has a maturity date of June 30, 2011. The debenture conversion price was $0.07025 at an annual interest rate of 4%.

DATE OF		PRINCIPAL	INTEREST	CONVERSION	SHARES
DEBENTURE	NAME	AMOUNT	AMOUNT	AMOUNT	@ .07025
6/30/2010	Out of The Chute	$688,423	$10,262	$698,685	9,945,695
6/30/2010	Douglas Hague	382,703	7,591	390,294	5,555,781
6/30/2010	Edward Jennings	23,792	472	24,264	345,393
6/30/2010	Mitchell Shapiro	22,959	455	23,414	333,293
6/30/2010	Stewart Ashton	24,083	478	24,561	349,620
6/30/2010	Richard Young	26,209	519	26,728	380,474
6/30/2010	Jeffrey Miller	5,000	99	5,099	72,586
6/30/2010	Diatom Energy, LLC	19,166	381	19,547	278,245
6/30/2010	Joel Marcus	6,750	133	6,883	97,991

	TOTAL	$1,199,085	$20,390	$1,219,475	17,359,078

On January 20, 2011, Clean Coal issued 2,000,000 common shares to Ignacio Ponce De Leon for additional services rendered.

On January 20, 2011, Clean Coal issued 3,500,000 common shares to Out of the Chute for the benefit of C.J. Douglas as a bonus for services in 2010.

On January 20, 2011, Clean Coal issued 300,000 common shares to Davis Management Corp., for Investor Relation services for 2011.

On January 20, 2011, Clean Coal issued 150,000 common shares to American Marketing Services for services rendered.

On February 7, 2011, Clean Coal issued 1,000,000 common shares to Cooper Global Communications, LLC for services per an agreement. On June 8th, 2011 the CGC contract was amended whereby CGC returned 500,000 shares of common stock to the treasury of the company and cancelled the 900,000 common share options that were granted. The company immediately cancelled the 500,000 shares. Under the present contract with CGC there is no option agreement in effect.

On February 24, 2011, Clean Coal issued 60,000 common shares to Russ Schleipman for services rendered.

On May 12, 2011, Clean Coal issued 4,000,000 common shares to Out of the Chute for the benefit of CJ Douglas as a bonus for services rendered.

On May 12, 2011, Clean Coal issued 4,000,000 common shares to Ignacio Ponce De Leon per his employment contract.

On June 16, 2011, Clean Coal issued 1,000,000 common shares to Albert Knapp for services rendered as Advisor Director to the Board of Directors.

On August 5, 2011, Clean Coal issued 10,000,000 common shares to Robin Eves under his employment contract.

On October 3, 2011, Clean Coal issued 4,000,000 common shares to Ignacio Ponce De Leon as a bonus for services rendered.

During October 2011, Clean Coal issued an aggregate of 2,000,000 common shares to Robert Lindley and Perry Todd as payment of interest.

On November 4, 2011, Clean Coal issued 1,997,128 common shares to Robin Eves for the conversion of $30,000 of debt and $925 of interest.

During December 2011, Clean Coal issued an aggregate of 3,940,000 common shares to Robert Lindley and Steve Hamm with promissory notes issued. The shares were recorded as loan discount.

During 2011, Clean Coal issued an aggregate of 7,000,000 common shares to MMB Global Advisors for services rendered.

The above shares were issued in reliance on the exemption from registration pursuant to Section 4(2) of the Securities Act of 1933, as amended, and the regulations promulgated there under. The transactions were issuances for services performed, the transactions were all privately negotiated and none involved any kind of public solicitation.

ITEM 6. SELECTED FINANCIAL DATA

We are a “Smaller Reporting Company” as defined under §229.10(f)(1) of Regulation S-K and are not required to provide the information required by this Item.

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

In September 2011, we filed for a second patent on a new technology known as Pristine-M™. The new technology is a moisture substitution technology that, owing to its superior product and economics, is expected to be highly successful in the moisture removal business globally.

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

For the Years Ended December 31, 2011 and 2010.

Operating Expenses

Our operating expenses for the year ended December 31, 2011 totaled $3,160,524, compared to $14,652,374 for the prior year. The primary component of the operating expenses in both periods was for shares issued for services. The significant decrease in compensation expense for the 2011 fiscal year is due to the differences in share prices and number of shares and warrants issued in each year.

Our CEO and President, Robin Eves has an employment agreement that provides for 14,000,000 restricted shares to be issued at contract signing, with a further 14,000,000 shares to be issued after a period of eighteen months, or following a significant contribution to the Company, as determined at the discretion of the Board of Directors. The Board of Directors authorized the issuance of 10,000,000 shares of the remaining 14,000,000 shares due to Robin Eves as of August 5, 2011. Along with the accelerated vesting of shares, Mr. Eves’ annual salary was raised to $375,000 for the period August 1, 2011 through July 31, 2012. The Board of Directors also approved the issuance to Mr. Eves of options to purchase 10,000,000 shares of our common stock at an exercise price of $.03 per share. However, the options are contingent on the adoption of a stock option and award plan intended to cover officers, directors, employees and consultants that will require us to seek an increase in our authorized capital.  Our Chief Operations Officer, Ignacio Ponce de Leon’s employment agreement which was effective April 1, 2011, provides for 4,000,000 restricted shares to be issued at contract signing with a further 2,000,000 restricted shares to be exercised after January 1, 2012, predicated on the future availability of the additional  authorized shares required to meet this obligation. During the year ended December 31, 2011, we issued 10,000,000 common shares to Robin Eves resulting in stock-based compensation expense of $622,296.

During the year ended December 31, 2011, we issued 450,000 shares to Davis Family Investments and American Marketing Services, unrelated third party consultants, for services valued at $11,655, issued 7,500,000 shares to CJ Douglas, a related business consultant valued at $194,250 for compensation.  We also issued 2,000,000 shares to our Advisor to the Board of Directors, Ignacio Ponce de Leon, as a bonus valued at $51,800, issued 500,000 shares to Cooper Global Communications for Investor Relation services valued at $13,200, issued 60,000 shares to Russ Schleipman for consulting services valued at $1,920, issued 7,000,000 common shares to MMB Global Advisors for consulting services valued at $191,867, issued 8,000,000 shares to Ignacio Ponce de Leon for service as our Chief Operating Officer valued at $201,200 and issued 1,000,000 shares to Al Knapp for consulting services valued at $17,000.

During the twelve months ended December 31, 2010, we recorded stock-based compensation to our former Chief Operating Officer of $7,589,898. We also issued 20,000,000 shares to Procyon Group, LLC, an unrelated third party consultant, for consulting services valued at $3,000,000, issued 350,000 shares to Randall Business Development, our unrelated business consultant, valued at $44,100, issued 25,000 shares in settlement of a lawsuit valued at $2,500, issued 16,000,000 shares (including 3,000,000 bonus) per our agreement with MMB Global Advisors, an unrelated third party consulting services firm valued at $873,000, and issued 2,000,000 shares to Ignacio Ponce De Leon as an advisor to the Board of Directors valued at $116,000, and issued a further 2,000,000 shares to Ignacio Ponce De Leon as our representative for Latin America valued at $108,000, and 1,000,000 common shares each to Saurabh Bhargava, KK Shetty, and Zhihong Li for a total of 3,000,000 common shares for various operating consulting services for a value of $192,000.

Effective August 12, 2010, we entered into a 15-month strategic financial and consulting agreement with MMB Global Advisors, an energy-related consulting firm with expertise in various emerging markets. Under the terms of the agreement, MMB will be awarded 12,000,000 restricted shares at time of contract signing, with the balance of 15,000,000 being payable over the term of the contract (1 million shares per month), or following a significant contribution to the Company, as determined at the discretion of the Board of Directors. With resources in India, China, Hong Kong, and the USA, MMB is assisting us in analyzing various corporate restructuring alternatives, and analyzing potential financial transactions according to the terms and conditions of our agreement. In this regard, MMB has undertaken certain activities on our behalf, including the following:

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

Effective June 1, 2011, we agreed with MMB to amend the Advisory Agreement with MMB to reflect a reduction of four million shares. This Amendment reduced the total number of 27,000,000 shares originally contemplated by this Agreement to 23,000,000 shares. The balance of the 2,000,000 unvested shares outstanding at June 1, 2011 was equally apportioned over the remaining months of the Agreement. During the year ended December 31, 2011, we issued an aggregate of 7,000,000 common shares to MMB Global Advisors valued at $191,867.

For the year ended December 31, 2011, our general and administrative expenses were $1,127,550 and $773,732 for the same period in 2010. The increase in general and administrative expenses was due to an increase in Officers’ salaries.

Net Loss

For the year ended December 31, 2011 we incurred net losses of $3,285,553 compared to net losses of $14,970,387 for the prior year. For the year ended December 31, 2011, we had interest expense of $127,979, and in the prior year period, we had interest expense of $213,753.

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

Liquidity and Capital Resources

We have generated no revenues since inception, nor have we generated any funding through any form of private or public offering. We have obtained cash for operating expenses solely through advances and/or loans from affiliates and stockholders, and a single stock sale totaling $80,000 in 2010. In 2011, we continued to fund the company through advances and/or loans from affiliates and stockholders.

Net Cash Used in Operating Activities.

Our primary sources of operating cash during the twelve months ended December 31, 2011was in the form of loans from related and unrelated parties. Loans are in the form of notes which bear a 0% to a 10% interest rate and 12-month maturity and/or on demand. Our primary uses of funds in operations were payments made to our administrative employee, legal and professional fees, as well as travel and office expenses.

Net cash used in operating activities was $777,490 for the year ended December 31, 2011 compared to net cash used of $458,328 for fiscal 2010. The increase in cash used in operating activities in 2011 was due primarily to a reduction in shares issued for services. Consequently, more of the Company’s 2011 expenses were paid in cash when compared to 2010.  Non-cash items in 2011 included shares issued for services valued at $1,380,912, depreciation expense of $204, amortization of debt discounts of $13,312 and interest expense paid in stock of $39,000. Non-cash items in 2010 included shares issued for services valued at $13,297,790, depreciation expense of $204, loss on shares issued for debt of $35,287, shares issued for settlement of $2,500, loss on extinguishment of liabilities of $105,250, beneficial conversion feature on converted debt of $50,000 and interest expense converted to debt of $7,996. During the year ended December 31, 2011, we experienced an increase in prepaid expenses and other current assets of $16,405, an increase in accounts payable of $121,980, an increase in related party payables of $319,774 and an increase in accrued liabilities of $649,286. During the year ended December 31, 2010, we experienced a decrease in accounts payable of $50,318, an increase in related party payables of $944,129 and an increase in accrued liabilities of $119,221. Net cash used in operating activities from inception through December 31, 2011 totaled $3,105,695.

Net Cash Used In Investing Activities.

We did not engage in investing activities for the year ended December 31, 2011 or 2010. From inception through December 31, 2011, net cash used in investing activities totaled $11,339 for the purchase of fixed assets and an investment in a joint venture.

Net Cash Provided by Financing Activities.

Net cash provided by financing activities during the year ended December 31, 2011 totaled $780,386, consisting of loans from third parties, advances from related parties, loans from related parties, payments made on related party debt and payments made on third party debt. Net cash provided by financing activities during the year ended December 31, 2010 totaled $453,914, consisting of loans from third parties, advances from related parties, loans from related parties, payments made on related party debt and proceeds from the sale of common stock. From inception through December 31, 2011, net cash provided by financing activities totaled $3,125,376 consisting of loans and advances from related and third parties as well as proceeds from the sale of common stock.

Cash Position and Outstanding Indebtedness

Our total indebtedness at December 31, 2011was $3,065,099, which consisted of current liabilities of $3,065,099. Current liabilities consists primarily of accounts payable, accounts payable to related parties, advances from related parties, debt owed to related parties, short-term debt and accrued liabilities. At December 31, 2011, we had current assets of $24,747 consisting of cash of $8,342 and prepaid expenses of $16,405. We had property, plant and equipment (net of accumulated depreciation) of $331 at December 31, 2011. As of December 31, 2011, we had a working capital deficit of $3,040,352.

Contractual Obligations and Commitments

The following table summarizes our contractual cash obligations and other commercial commitments at December 31, 2011.

	Payments due by period
	Total	Less than 1 year	1 to 3 years	3 to 5 years	After 5 years
Facility lease (1)	$11,766	$11,766	$-	$-	$-
Total contractual cash obligations	$11,766	$11,766	$-	$-	$-

 (1) Our New York lease expired December 31, 2011, and has been extended for a six month period at a 10% increase in the rent.

SAIC Energy Environment & Infrastructure (SEE&I),our engineering consultant has tentatively estimated construction costs for each one million short ton coal complete cleaning facility of approximately $250 million (excluding land costs) or costs for a similar size Pristine-M-only facility of approximately $45-50 million (excluding land costs). Under the terms of our consulting agreement with SEE&I, we are obligated to pay to SEE&I a fee representing five percent of all gross revenues received by us from the sale of our technology, the operation of franchised plants utilizing the technology, or revenue received on any other basis that is related to the technology. This fee will remain in effect for a period of 15 years, commencing from the date that we receive our initial revenue stream from operations. All intellectual property rights associated with new art developed by SEE&I remain our property, however SEE&I would have a “right to use” the intellectual property provided they are deployed in non-competitive projects.

We expect we will need $3,500,000 to sustain operations for the next twelve months. Therefore, based on our current operational costs and including the capital requirements for our project deployments, we estimate we will need a total of approximately $3,500,000 to fund the Company for the fiscal year 2012 and an additional $5,000,000 to continue for the following fiscal year (2013) or until the initial plant is up and running.

At this filing date, Jindal Steel and Power, Ltd. (“Jindal”) and the Company have agreed to execute a Technology License Agreement (“TLA”) in lieu of the formerly announced Joint Venture Agreement contemplated under the Memorandum of Understanding signed with the Company on January 27, 2012. The decision to enter into the TLA was a arrived at jointly and is beneficial for both companies as it allows Jindal to focus on its core business model in Indonesia of supplying dry, high-quality coal to their steel and power businesses in India while allowing the Company to focus on the development and marketing of its technology to third parties.

For its ASEAN region joint venture initiative, the Company has instead agreed to binding terms for a joint venture with the Archean Group (“AGPL”) to develop deploy and market their Pristine M technology throughout the ASEAN region (including Indonesia, the Philippines, Cambodia, Vietnam, Malaysia, Brunei, Thailand, Laos and Myanmar). The joint venture company (“JV”) will be 55% AGPL and 45% Clean Coal. For its 55% holding, AGPL has committed to contribute US $4,000,000 to the JV.  Of this, US $2,000,000 will be used to fund the construction of a 1:10-scale pilot plant in Oklahoma. The remaining US $2,000,000 represents a one-time license fee to be paid to Clean Coal upon successful commissioning of the pilot plant.

Construction of the pilot plant in Oklahoma will commence immediately upon execution of an EPC contract and a down payment to SAIC Energy Environment & Infrastructure (“SAIC”) by the JV. It is expected that the EPC contract will be formalized this month and construction of the plant will begin in April.  Under the binding terms of the agreement, AGPL will pay a US $1.00 (one dollar) per ton ongoing royalty fee for all coal processed from AGPL majority-owned mines, with a waiver for the first two million tons of coal produced.

For its 45% interest in the joint venture, the Company will contribute a 25-year exclusive license to develop, market and deploy Pristine M Technology, covering the ASEAN countries including Indonesia, the Philippines, Cambodia, Vietnam, Malaysia, Brunei, Thailand, Laos and Myanmar. Clean Coal has also committed to cover pilot plant construction costs, if any, above US $2,000,000.

As part of the agreement, AGPL has made an investment of two million US Dollars ($2,000,000) in Clean Coal.  For this investment, the Company has issued AGPL a convertible debenture which will represent, upon conversion and subject to the availability of authorized capital and the terms of the debenture, 6.7 % of the outstanding shares of the Company as of the effective date of the binding terms agreement. AGPL will also nominate a board member to be appointed to the Company’s board of directors. The Company has also agreed to issue an option to AGPL to purchase an additional equity stake, to increase AGPL’s equity stake up to a total of 20% of the Company’s outstanding stock, at a discount to the market price at the date of exercise of the option. Both the conversion of the debenture and the exercise of the option are conditioned on Clean Coal having available authorized capital to issue the requisite shares. In order to do so, the Company intends to hold a shareholders’ meeting and seek to obtain shareholder approval as soon as possible. We are also actively pursuing technology license and royalty agreements in order to begin construction of other facilities without incurring the capital costs associated with the construction of future plants.

In March, CCTI entered into a Representative Agreement with Cross Border Associates from Singapore, represented by their managing Director Mr. Ravi Gopalan for the specific purpose of concluding the Archean transaction. Cross Border Associates had introduced Archean to CCTI in January and when it became clear that a transaction would transpire we signed the agreed Representative Agreement. The Agreement provides for Cross Border associates to receive a 6% fee on the first USD 6,000,000 received by CCTI / SAIC. CCTI has a right to elect to pay in cash or stock CCTI has elected to pay the fee owed on the first USD 2,000,000 in stock. Cross Borders will receive 1,090910 of restricted stock.

In March of 2012 CCTI agreed to pay Mr. SK Grover, our representative in India a monthly retainer of $6,000 commencing in April 2012. His agreement was amended accordingly.

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

FINANCIAL STATEMENTS INDEX

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Stockholders and Board of Directors of
Clean Coal Technologies, Inc.
A Development Stage Company
New York, New York

We have audited the accompanying balance sheets of Clean Coal Technologies, Inc. (a development stage company) (the “Company”) as of December 31, 2011 and 2010 and the related statements of expenses, stockholders’ deficit, and cash flows for the years ended December 31, 2011 and 2010. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Clean Coal Technologies, Inc. as of December 31, 2011 and 2010 and the results of its operations and its cash flows for the years ended December 31, 2011 and 2010 in conformity with accounting principles generally accepted in the United States of America.

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

/s/MaloneBailey, LLP
www.malonebailey.com
Houston, Texas
March 29, 2012

Clean Coal Technologies Inc
(A Development Stage Company)
Balance Sheets

	December 31,	December 31,
	2011	2010
ASSETS
Current Assets
Cash	$8,342	$5,446
Prepaid expenses	16,405	-
Total Current Assets	24,747	5,446

Property, plant and equipment, net of accumulated depreciation of $688 and $484, respectively	331	535
Total Assets	$25,078	$5,981

LIABILITIES AND STOCKHOLDERS' DEFICIT
Current Liabilities
Accounts payable	$427,850	$305,870
Accounts payable to related parties	613,961	294,187
Advances from related parties	-	171,914
Accrued liabilities	703,172	75,201
Short-term debt, net of unamortized discounts of $54,919 and $0, respectively	417,384	73,003
Debt owed to related parties	902,732	379,732
Total Current Liabilities	3,065,099	1,299,907

Long-term debt	-	30,916
Debt owed to related parties	-	1,168,169
Total Liabilities	3,065,099	2,498,992

Stockholders’ Deficit
Common stock, $0.00001 par value; 600,000,000 shares authorized, 593,784,000 and 531,977,794 shares issued and outstanding, respectively	5,938	5,320
Additional paid-in capital	196,554,117	193,816,192
Deficit accumulated during the development stage	(199,600,076)	(196,314,523)
Total Stockholders' Deficit	(3,040,021)	(2,493,011)
Total Liabilities and Stockholders' Deficit	$25,078	$5,981

The accompanying notes are an integral part of these financial statements.

Clean Coal Technologies, Inc.
(A Development Stage Enterprise)
Statements of Expenses
			(Unaudited)
			October 20, 1997
			(Inception)
	Years Ended		Through
	December 31,		December 31,
	2011	2010	2011

Operating Expenses:
General and administrative	$1,127,550	$773,732	$3,715,884
Research and development	-	-	374,912
Consulting services	2,032,974	13,878,642	174,281,465

Loss from Operations	(3,160,524)	(14,652,374)	(178,372,261)

Other Income (Expenses):
Interest Expense	(127,979)	(213,753)	(669,571)
Other income	2,950	990	7,540
Other expenses	-	-	(18,985)
Loss on extinguishment of debt	-	(105,250)	(146,607)
Gain on change in derivative liability	-	-	7,598,481
Total Other Income (Expenses)	(125,029)	(318,013)	6,770,858

Net loss	$(3,285,553)	$(14,970,387)	$(171,601,403)

Net loss per share - basic and diluted	$(0.01)	$(0.03)

Weighted average common shares outstanding -
basic and diluted	565,250,440	472,693,849

The accompanying notes are an integral part of these financial statements.

Clean Coal Technologies Inc
(A Development Stage Company)
Statement of Stockholders' Deficit
October 20, 1997 (Inception) through December 31, 2011
with Inception to December 31, 2005 (Unaudited)
						Deficit
						Accumulated
					Additional	During the
	Preferred Stock		Common Stock		Paid-In	Development	Stockholders'
	Shares	Amount	Shares	Amount	Capital	Stage	Deficit

Balances at October 20, 1997 (Inception)	-	$-	-	$-	$-	$-	$-
Founder's shares	-	-	41,500,000	415	7,885	-	8,300
Net loss	-	-	-	-	-	(8,300)	(8,300)
Balances at December 31, 1997	-	-	41,500,000	415	7,885	(8,300)	-
Recapitalization from reverse merger - shares retained by shell owners	-	-	8,500,000	85	(85)	-	-
Common stock issued for debt	-	-	2,250,000	23	427	-	450
Preferred stock issued for debt	480,837	481	-	-	380,356	-	380,837
Net loss	-	-	-	-	-	(359,139)	(359,139)
Balances at December 31, 1998	480,837	481	52,250,000	523	388,583	(367,439)	22,148
Common stock issued for services	-	-	6,250,000	62	1,188	-	1,250
Net loss	-	-	-	-	-	(360,064)	(360,064)
Balances at December 31, 1999	480,837	481	58,500,000	585	389,771	(727,503)	(336,666)
Net loss	-	-	-	-	-	(307,568)	(307,568)
Balances at December 31, 2000	480,837	481	58,500,000	585	389,771	(1,035,071)	(644,234)
Common stock issued for services	-	-	14,400,000	144	2,736	-	2,880
Common stock issued for debt	-	-	1,852,900	19	387,863	-	387,882
Net loss	-	-	-	-	-	(330,337)	(330,337)
Balances at December 31, 2001	480,837	481	74,752,900	748	780,370	(1,365,408)	(583,809)
Common stock issued for services	-	-	14,000,000	140	2,660	-	2,800
Common stock issued for debt	-	-	2,404,185	24	480,813	-	480,837
Preferred stock converted to common stock	(480,837)	(481)	10,000,000	100	381	-	-
Net loss	-	-	-	-	-	(55,585)	(55,585)
Balances at December 31, 2002	-	-	101,157,085	1,012	1,264,224	(1,420,993)	(155,757)
Common stock issued for services	-	-	2,500,000	25	475	-	500
Net loss	-	-	-	-	-	(31,377)	(31,377)
Balances at December 31, 2003	-	-	103,657,085	1,037	1,264,699	(1,452,370)	(186,634)
Net loss	-	-	-	-	-	(11,970)	(11,970)
Balances at December 31, 2004	-	-	103,657,085	1,037	1,264,699	(1,464,340)	(198,604)
Net loss	-	-	-	-	-	(25,551)	(25,551)
Balances at December 31, 2005	-	-	103,657,085	1,037	1,264,699	(1,489,891)	(224,155)
Common stock issued for services	-	-	46,307,500	463	8,800	-	9,263
Net loss	-	-	-	-	-	(23,359)	(23,359)
Balances at December 31, 2006	-	-	149,964,585	1,500	1,273,499	(1,513,250)	(238,251)
Common stock issued for services	-	-	39,281,895	393	29,754,569	-	29,754,962
Accrued stock-based compensation	-	-	-	-	8,445,127	-	8,445,127
Common stock issued to CCSI under reorganization	-	-	114,178,000	1,142	(1,142)	-	-
Common stock issued for debt and interest	-	-	30,000	-	140,400	-	140,400
Recapitalization from reverse merger with Riverside – shares retained by shell owners	-	-	105,636,500	1,056	(1,056)	-	-
Net loss	-	-	-	-	-	(39,132,611)	(39,132,611)
Balances at December 31, 2007	-	$-	409,090,980	$4,091	$39,611,397	$(40,645,861)	$(1,030,373)

The accompanying notes are an integral part of these financial statements.

Clean Coal Technologies Inc
(A Development Stage Company)
Statement of Stockholders' Deficit
October 20, 1997 (Inception) through December 31, 2011
with Inception to December 31, 2005 (Unaudited) (continued)
						Deficit
						Accumulated
					Additional	During the
	Preferred Stock		Common Stock		Paid-In	Development	Stockholders'
	Shares	Amount	Shares	Amount	Capital	Shares	Deficit

Common stock returned to Clean Coal and cancelled	-	$-	(400,000)	$(4)	$4	$-	$-
Common stock issued for services	-	-	21,998,489	220	80,702,938	-	80,703,158
Warrant expense	-	-	-	-	16,490,517	-	16,490,517
Net loss	-	-	-	-	-	(98,691,302)	(98,691,302)
Balances at December 31, 2008	-	-	430,689,469	4,307	136,804,856	(139,337,163)	(2,528,000)
Cumulative effect of change in accounting principle - January 1, 2009 reclassification of embedded feature of equity-linked financial instruments to derivative liabilities	-	-	-	-	(16,490,517)	(27,998,673)	(44,489,190)
Derivative liability removed due to warrants exercised	-	-	-	-	36,890,709	-	36,890,709
Common stock issued for services	-	-	5,851,516	59	20,465,716	-	20,465,775
Common stock issued upon cashless exercise of warrants	-	-	8,814,483	88	(88)	-	-
Cancellation of common stock	-	-	(5,000,000)	(50)	50	-	-
Forgiveness of related party debt	-	-	-	-	69,553	-	69,553
Net loss	-	-	-	-	-	(14,008,300)	(14,008,300)
Balances at December 31, 2009	-	-	440,355,468	4,404	177,740,279	(181,344,136)	(3,599,453)
Common stock sold for cash	-	-	2,000,000	20	79,980	-	80,000
Common stock issued for services	-	-	69,468,182	695	13,065,628	-	13,066,323
Accrued stock-based compensation	-	-	-	-	231,467	-	231,467
Common stock returned to the company and cancelled	-	-	(25,000,000)	(250)	250	-	-
Common stock issued for debt, liabilities and interest	-	-	45,129,144	451	2,646,088	-	2,646,539
Common stock issued for settlement	-	-	25,000	-	2,500	-	2,500
Beneficial conversion feature on converted debt	-	-	-	-	50,000	-	50,000
Net loss	-	-	-	-	-	(14,970,387)	(14,970,387)
Balances at December 31, 2010	-	-	531,977,794	5,320	193,816,192	(196,314,523)	(2,493,011)
Common stock issued for services	-	-	36,510,000	365	1,380,547	-	1,380,912
Common stock issued upon conversion of debt and interest	-	-	19,356,206	194	1,250,206	-	1,250,400
Common stock issued with debt	-	-	3,940,000	39	68,192	-	68,231
Common stock issued for interest expense	-	-	2,000,000	20	38,980	-	39,000
Net loss	-	-	-	-	-	(3,285,553)	(3,285,553)
Balances at December 31, 2011	-	$-	593,784,000	$5,938	$196,554,117	$(199,600,076)	$(3,040,021)

The accompanying notes are an integral part of these financial statements.

Clean Coal Technologies Inc
(A Development Stage Enterprise)
Statements of Cash Flows
			(Unaudited) October 20, 1997
			(Inception)
	Years Ended		Through
	December 31,		December 31,
	2011	2010	2011
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(3,285,553)	$(14,970,387)	$(171,601,403)
Adjustment to reconcile net loss to net cash used in operating activities:
Depreciation expense	204	204	6,008
Amortization of debt discounts	13,312	-	13,312
Shares issued for settlement of lawsuit	-	2,500	2,500
Shares issued for services	1,380,912	13,297,790	154,072,768
Warrant expense	-	-	16,490,517
Loss on extinguishment of debt	-	105,250	146,607
Loss on shares issued for debt	-	35,287	35,287
Beneficial conversion feature on converted debt	-	50,000	50,000
Interest expense paid in shares	39,000	-	233,332
Interest converted to debt	-	7,996	117,392
Write-off of asset	-	-	16,015
Gain on derivative liability	-	-	(7,598,481)
Gain on write-off of accounts payable	-	-	(87,404)
Changes in operating assets and liabilities:
Prepaid expenses and other current assets	(16,405)	-	(27,420)
Accounts payable	121,980	(50,318)	543,587
Accounts payable - related party	319,774	944,129	3,775,179
Accrued liabilities	649,286	119,221	706,509
Cash Used In Operating Activities	(777,490)	(458,328)	(3,105,695)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of fixed assets	-	-	(6,339)
Investment in joint venture	-	-	(5,000)
Cash Used in Investing Activities	-	-	(11,339)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from the sale of stock	-	80,000	80,000
Advances from related parties	208,086	171,914	696,000
Borrowings on related party debt	173,000	170,000	1,879,576
Payments on related party debt	-	(3,000)	(3,000)
Borrowings on debt	449,300	35,000	522,800
Payments on debt	(50,000)	-	(50,000)
Cash Provided by Financing Activities	780,386	453,914	3,125,376

NET CHANGE IN CASH AND CASH EQUIVALENTS	2,896	(4,414)	8,342
CASH AND CASH EQUIVALENTS - beginning of period	5,446	9,860	-
CASH AND CASH EQUIVALENTS - end of period	$8,342	$5,446	$8,342

The accompanying notes are an integral part of these financial statements.

Clean Coal Technologies Inc
(A Development Stage Enterprise)
Statements of Cash Flows
(continued)
			(Unaudited) October 20, 1997
			(Inception)
	Years Ended		Through
	December 31,		December 31,
	2011	2010	2011

SUPPLEMENTAL DISCLOSURES:
Cash paid for interest	$2,764	$1,270	$4,034
Cash paid for income taxes	-	-	-

NON-CASH INVESTING AND FINANCING ACTIVITIES:
Forgiveness of related party debt and accrued interest	$-	$-	$69,553
Derivative liability removed due to warrants exercised	-	-	36,890,709
Cumulative effect of change in accounting principle	-	-	44,489,190
Preferred stock issued for related party debt	-	-	380,837
Preferred stock converted to common stock	-	-	481
Accrued interest converted to debt	-	7,508	-
Accrued interest converted to related party debt	-	79,287	-
Payables converted to debt	-	28,333	28,333
Related party payables and advances converted to debt	380,000	1,317,472	3,196,664
Common stock issued for debt, liabilities and accrued interest	31,530	110,973	135,332
Common stock issued for related party debt, liabilities and accrued interest	1,218,870	2,395,029	4,394,899
Common stock issued with debt	68,231	-	68,231

The accompanying notes are an integral part of these financial statements.

Clean Coal Technologies, Inc.
(A Development Stage Company)
Notes to Financial Statements
With Inception to December 31, 2005 (Unaudited)

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

NOTE 2: SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

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

Property and Equipment

Property and equipment consists of furniture and fixtures and computer equipment, recorded at cost, depreciated upon placement in service over estimated useful lives ranging from three to five years on a straight-line basis. As of December 31, 2011 and 2010, Clean Coal had property and equipment of $331 and $535, respectively, net of accumulated depreciation of $688 and $484, respectively. Expenditures for normal repairs and maintenance are charged to expense as incurred. Depreciation expense for the years ended December 41, 2011 and 2010 totaled $204 each year.

Impairment of Long Lived Assets

In the event facts and circumstances indicate the carrying value of a long-lived asset, including associated intangibles, may be impaired, an evaluation of recoverability is performed by comparing the estimated future undiscounted cash flows associated with the asset to the asset's carrying amount to determine if a write-down to market value or discounted cash flow is required. There was no impairment recorded during the years ended December 31, 2011 and 2010.

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

Stock-based Compensation

FASB ASC 718 established financial accounting and reporting standards for stock-based employee compensation plans. It defines a fair value based method of accounting for an employee stock option or similar equity instrument. Clean Coal accounts for compensation cost for stock option plans in accordance with FASB ASC 718. Clean Coal accounts for share based payments to non-employees in accordance with FASB ASC 505-50.

Recently Issued Accounting Pronouncements

The Company does not expect the adoption of any recently issued accounting pronouncements to have a significant impact on its financial position, results of operations or cash flows.

NOTE 3: GOING CONCERN

The accompanying financial statements have been prepared on a going concern basis of accounting which contemplates continuity of operations, realization of assets, liabilities, and commitments in the normal course of business. The accompanying financial statements do not reflect any adjustments that might result if the Clean Coal is unable to continue as a going concern. Clean Coal has an accumulated deficit and a working capital deficit as of December 31, 2011 with no revenues anticipated for the near term. Management believes Clean Coal will need to raise capital in order to operate over the next 12 months. As shown in the accompanying financial statements, Clean Coal has also incurred significant losses since inception. Clean Coal’s continuation as a going concern is dependent upon its ability to generate sufficient cash flow to meet its obligations on a timely basis and ultimately to attain profitability. Clean Coal has limited capital with which to pursue its business plan. There can be no assurance that Clean Coal’s future operations will be significant and profitable, or that Clean Coal will have sufficient resources to meet its objectives. These conditions raise substantial doubt as to Clean Coal’s ability to continue as a going concern. Management may pursue either debt or equity financing or a combination of both, in order to raise sufficient capital to meet Clean Coal’s financial requirements over the next twelve months and to fund its business plan. There is no assurance that management will be successful in raising additional funds.

NOTE 4: RELATED PARTY TRANSACTIONS

Debt from related parties

On June 30, 2010, Clean Coal converted $1,317,472 of related party payables and advances, $79,287 of accrued interest and $939,576 of previously issued related party debt into long-term related party notes. The modified notes were unsecured, had a maturity date of June 30, 2012 and an interest rate of 10% per annum. The notes contained a conversion feature whereby they become convertible on December 31, 2010 into shares of Clean Coal’s common stock at a price of $0.045 per share. Clean Coal evaluated the conversion options under FASB ASC 470-20 and determined they qualify as beneficial conversion features. The intrinsic value of the beneficial conversion features on June 30, 2010 was determined to be $623,023. Due to the conversion options being contingent, the beneficial conversion features were not recognized. On November 30, 2010, Clean Coal modified the terms of these related party notes again. Under the second modification, the interest rate in the notes was reduced to 4% per annum. In addition, the conversion options in the notes were changed whereby the conversion rate was reduced to $0.07025 and 50% of the notes become convertible on December 31, 2010 and the other 50% become convertible on June 30, 2011. Clean Coal evaluated the new conversion options under FASB ASC 470-20 and determined that they did not qualify as beneficial conversion features. These two modifications occurred within one year. Clean Coal evaluated the modification under FASB ASC 470-50 and determined it qualified as a debt extinguishment due to a substantive conversion option being added. There was no gain or loss as a result of the extinguishment. On December 15, 2010, these note holders converted $1,168,169 of unpaid principal and $47,110 of accrued interest into 17,299,360 common shares at the conversion rate of $0.07025. On June 30, 2011, Clean Coal converted the remaining $1,168,169 of related party debt and $19,776 of accrued interest to an aggregate of 16,910,256 common shares.

On July 1, 2011, advances from related parties totaling $380,000 were converted to a convertible note. The note is unsecured, bears interest at 8% per annum and matures June 30, 2012. This note becomes convertible into Clean Coal common stock at $0.018 per share on January 1, 2012. Clean Coal evaluated the conversion option under FASB ASC 470-20 and determined it does not contain a beneficial conversion feature.

On July 22, 2011, Clean Coal borrowed $143,000 from its President and Chief Executive Officer. The note is unsecured, bears interest at 12.5% per annum and matures October 30, 2011. The note is payable in Clean Coal common stock at $0.0155 per share. Clean Coal evaluated the conversion option under FASB ASC 470-20 and determined it does not contain a beneficial conversion feature. As of December 31, 2011, this note was past due and payable on demand.

On August 8, 2011, Clean Coal borrowed $30,000 from its President and Chief Executive Officer. The note is unsecured, bears interest at 12.5% per annum and matured November 8, 2011. The note was payable in 1,935,484 shares of Clean Coal common stock. Clean Coal evaluated the conversion option under FASB ASC 470-20 and determined it does not contain a beneficial conversion feature. On November 4, 2011, this $30,000 note and $925 of interest were converted into 1,997,128 common shares.

A summary of the debt from related parties outstanding as of December 31, 2011 and 2010 is as follows:

			Interest	December 31,
Loan Date	Note Holder	Maturity Date	Rate	2011	2010
June 30, 2008	Equimune Research Corp	June 30, 2010	10.0%	$252,641	$252,641
September 30, 2009	Enviro Fuels Mfg, Inc.	Demand	0.0%	98,091	98,091
September 30, 2009	Enviro Fuels Mfg, Inc.	Demand	0.0%	500	500
October 31, 2009	Enviro Fuels Mfg, Inc.	Demand	0.0%	3,000	3,000
November 30, 2009	Enviro Fuels Mfg, Inc.	Demand	0.0%	500	500
March 8, 2010	Enviro Fuels Mfg, Inc.	September 8, 2010	10.0%	25,000	25,000
June 30, 2010	Douglas Hague	June 30, 2012	4.0%	-	382,703
June 30, 2010	C.J. Douglas	June 30, 2012	4.0%	-	688,424
June 30, 2010	Edward Jennings	June 30, 2012	4.0%	-	23,792
June 30, 2010	Mitchell Shapiro	June 30, 2012	4.0%	-	22,959
June 30, 2010	Stewart Ashton	June 30, 2012	4.0%	-	24,083
June 30, 2010	Richard Young	June 30, 2012	4.0%	-	26,208
July 1, 2011	Out of The Chute Ltd.	June 30, 2012	0.0%	380,000	-
September 30, 2011	Robin Eves	Demand	12.5%	143,000	-
				$902,732	$1,547,901

All of the notes listed above are unsecured. On February 24, 2012, demand for payment was made on the Enviro Fuels Mfg, Inc. notes listed above aggregating $127,091. The amount is currently past due.

Advances from related parties

At December 31, 2011 and 2010, unpaid advances from related parties totaled $0 and $171,914, respectively. These advances are unsecured, due on demand and bear no interest.

Accounts payable to related parties

At December 31, 2011 and 2010, unpaid services provided by related parties totaled $613,961 and $294,187, respectively, which was included in accounts payable from related parties.

NOTE 5: NOTES PAYABLE

Between May and October 2010, loans totaling $23,500 matured and were immediately converted, along with $2,367 of accrued interest, into an aggregate of 646,925 common shares. The fair value of the shares issued was $51,734. Clean Coal recognized additional interest expense of $25,867 as a result of the conversion.

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

On May 5, 2010, Clean Coal borrowed $20,000 from an unrelated third party. The note is unsecured, bears interest at 10% per annum and matures November 5, 2010. The note becomes convertible upon maturity, contingent upon the note not being repaid prior to maturity, into shares of Clean Coal’s common stock at a rate of $0.05 per share upon maturity. Clean Coal evaluated the conversion option under FASB ASC 470-20 and determined it qualified as a beneficial conversion feature. The intrinsic value of the beneficial conversion feature on May 5, 2010 was determined to be $20,000. On November 5, 2010, the note was not yet repaid. Accordingly, the beneficial conversion feature of $20,000 was recognized as interest expense on that date. On November 9, 2010, the note holder converted the principal of $20,000 and accrued interest of $1,014 into 844,787 common shares. The fair value of the shares was determined to be $50,433 resulting in additional interest expense of $9,419 being recognized.

On June 30, 2010, Clean Coal modified the terms of previously issued third party notes. As part of the modification, $33,500 of previously issued debt and $28,333 of accounts payable was converted into three new notes with a total principal amount of $61,833. The new notes were unsecured, had a maturity date of June 30, 2012 and an interest rate of 10% per annum. In addition, as part of the modification, contingent conversion options were added whereby the loans were to become convertible upon maturity into shares of Clean Coal’s common stock at a rate of $0.045 per share. Clean Coal evaluated the conversion options under FASB ASC 470-20 and determined they qualified as a beneficial conversion features. The intrinsic value of the beneficial conversion features on June 30, 2010 was determined to be $16,489. Due to the conversion options being contingent, the beneficial conversion features was not recognized. On November 30, 2010, Clean Coal modified the terms of these notes again. Under the second modification, the interest rate in the notes was reduced to 4% per annum. In addition, the conversion options in the notes were changed whereby the conversion rate was reduced to $0.07025 and 50% of the notes become convertible on December 31, 2010 and the other 50% become convertible on June 30, 2011. Clean Coal evaluated the new conversion options under FASB ASC 470-20 and determined that they did not qualify as beneficial conversion features. These two modifications occurred within one year. Clean Coal evaluated the modification under FASB ASC 470-50 and determined it qualified as a debt extinguishment due to a substantive conversion option being added. There was no gain or loss as a result of the extinguishment. On December 15, 2010, these note holders converted $30,916 of unpaid principal and $1,247 of accrued interest into 457,841 common shares at the conversion rate of $0.07025. On June 28, 2011, these note holders converted the remaining $30,916 of unpaid principal and $614 of accrued interest into 448,822 common shares.

During 2011, Clean Coal borrowed an additional $2,300 and repaid an aggregate of $50,000 of previously issued notes payable.

On August 25, 2011, Clean Coal borrowed $25,000. The note is unsecured, bears interest at 10% per annum and matures August 25, 2012. The note becomes convertible into shares of Clean Coal common stock at $0.013 per share on August 25, 2012. Clean Coal evaluated the conversion option under FASB ASC 470-20 and determined it does not contain a beneficial conversion feature.

On August 29, 2011, Clean Coal borrowed $25,000. The note is unsecured, bears interest at 10% per annum and matures August 29, 2012. The note becomes convertible into shares of Clean Coal common stock at $0.014 per share on August 29, 2012. Clean Coal evaluated the conversion option under FASB ASC 470-20 and determined it does not contain a beneficial conversion feature.

On September 13, 2011, Clean Coal borrowed $50,000 under a note which is unsecured, bears interest at 15% per annum beginning October 13, 2011 and matures October 13, 2011. If the note is repaid prior to maturity, Clean Coal is required to issue the lender 500,000 common shares. If the note is not repaid by maturity, Clean Coal is required to issue the lender 1,000,000 common shares. The note was not repaid as of October 13, 2011 and Clean Coal issued the lender 1,000,000 common shares on that date. The shares were valued at $22,000 and recorded as interest expense.

On September 15, 2011, Clean Coal borrowed $50,000 under a note which is unsecured, bears interest at 15% per annum beginning November 1, 2011 and matures November 1, 2011. If the note is repaid prior to maturity, Clean Coal is required to issue the lender 500,000 common shares. If the note is not repaid by maturity, Clean Coal is required to issue the lender 1,000,000 common shares. The note was not repaid as of November 1, 2011 and Clean Coal issued the lender 1,000,000 common shares on that date. The shares were valued at $17,000 and recorded as interest expense.

On November 10, 2011, Clean Coal borrowed $100,000 under a note that is unsecured, bears interest at 5% per annum and matures March 9, 2012. If the note is not repaid by maturity, Clean Coal is required to issue the lender 1,000,000 common shares.

During December 2011, Clean Coal borrowed an aggregate of $197,000 under four notes. The notes are unsecured, bear interest at 10% per annum, beginning March 1, 2012, and mature March 31, 2012. In connection with the notes, Clean Coal issued the lenders an aggregate of 3,940,000 common shares. The relative fair value of the shares was determined to be $68,231 was recorded as loan discounts. The discounts are being amortized over the life of the loans using the effective interest rate method. During the year ended December 31, 2011, amortization expense of $13,312 was recorded.

NOTE 6: EQUITY TRANSACTIONS

Common Stock

On August 9, 2010 Clean Coal entered into an employment agreement with Robin Eves as President and Chief Executive Officer.
Under the employment agreement, President and Chief Executive Officer is entitled to a stock bonus of 28,000,000 common shares. Under the terms of the employment agreement, the stock is to be awarded as follows: 50% of the shares to be exercisable at the signing of the agreement, and the balance of 50% exercisable after January 31, 2012, or on the accomplishment of a significant business objective as established by the Board of Directors. Clean Coal calculated the fair value of the award based upon the closing stock price on the grant date of August 9, 2010 and is expensing the award over the award periods. The total fair value of the award was determined to be $1,736,000. During the year ended December 31, 2010, 10,000,000 shares were issued under this award and a total of $1,099,467 was expensed. On August 5, 2011, Clean Coal accelerated the vesting of 10,000,000 of the common shares. The vesting of these shares was modified whereby the 10,000,000 shares were fully earned and issued on August 5, 2011. The remaining 4,000,000 common shares will be earned on January 31, 2012. Clean Coal fully expensed the fair value of the award associated with the 10,000,000 shares that were accelerated during 2011. A total of $622,296 was recognized as share-based compensation under this award for the year ended December 31, 2011. A total of 24,000,000 shares have been issued under the agreement and are shown as outstanding in the Statement of Stockholders’ Deficit. The unvested portion of the award of $56,489 will be recognized over the remaining award period through January 31, 2012.

On April 1, 2011 Clean Coal entered into an employment agreement with Ignacio Ponce De Leon as Chief Operating Officer. Under the employment agreement, the Chief Operating Officer is entitled to a stock bonus of 2,000,000 common shares. Under the terms of the employment agreement, the stock vests on January 1, 2012. Clean Coal calculated the fair value of the award based upon the closing stock price on the grant date of April 1, 2011 and is expensing the award over the vesting period. The total fair value of the award was determined to be $76,000. A total of $75,724 was recognized as share-based compensation under this award for the year ended December 31, 2011. As of December 31, 2011, no shares have been issued under the agreement. The unvested portion of the award of $276 will be recognized over the remaining vesting period through January 1, 2012.

On August 12, 2010, Clean Coal entered into a 15-month strategic financial and consulting agreement with MMB Global Advisors. Under the terms of the agreement, MMB was to be awarded 12,000,000 restricted shares at the time of the contract signing with 15,000,000 additional shares to be awarded over the term of the contract (1 million shares per month). On June 1, 2010, Clean Coal amended the Advisory Agreement with MMB Global Advisors dated August 12, 2010 to reflect a reduction of four million shares. This Amendment reduced the total number of 27,000,000 shares originally awarded by this agreement, to 23,000,000 shares. As of the date of the amendment, 21,000,000 shares had vested under the agreement. The unvested balance of the remaining 2,000,000 shares was earned over the remaining months of the agreement through November 2011. During the year ended December 31, 2011, a total of 7,000,000 common shares were issued and expensed at $191,867 under this agreement.  During the year ended December 31, 2010, a total of 16,000,000 common shares were issued and expensed at $873,000 under this agreement.

In addition to the shares described above, during the year ended December 31, 2011, Clean Coal issued an aggregate of 19,510,000 common shares for services valued at $491,025, issued 19,356,206 common shares for $1,250,400 of third party and related party debt and accrued interest, issued 3,940,000 common shares in connection with notes payable for which debt discounts of $68,231 were recorded and issued 2,000,000 common shares as payment of $39,000 of interest expense.

On August 9, 2010, Douglas Hague the prior President and Chief Executive Officer resigned and accepted the position of Chief Operating Officer under the same terms and conditions as stated in his original contract dated of November 1, 2007 wherein the President and Chief Executive Officer is entitled to a stock bonus of 15,404,549 common shares. The stock is to be awarded as follows: 33% on December 31, 2008, 33% on December 31, 2009 and 33% on December 31, 2010 contingent upon employment with Clean Coal on each date. Clean Coal calculated the value of the award based upon the closing stock price on the reporting date December 31, 2007 and is expensing the award over the award periods. A total of 5,168,182 common shares were issued and $7,589,898 was recognized as share-based compensation under this award for the year ended December 31, 2010. The $7,589,898 is reflected as common stock issued for services in the Statement of Stockholders’ Deficit. As of December, 31, 2011 a total of 15,404,549 shares have been issued under the agreement and are shown as outstanding in the Statement of Stockholders’ Deficit.

On July 29, 2010, 25,000,000 common shares previously issued on October 8, 2008 were transferred to a related party, Larry Hunt, to repay debt of $443,730, accrued interest of $75,466, and payables of $660,554 due to Larry Hunt totaling $1,179,750. The fair value of the shares was determined to be $1,285,000 resulting in a loss on the extinguishment of liabilities totaling $105,250.

In addition to the shares listed above, during the year ended December 31, 2010, Clean Coal issued a total of 34,300,000 common shares for services valued at $3,735,425, issued 25,000 common shares for a settlement valued at $2,500, issued 20,129,144 common shares for debt and interest valued at $1,361,539 and issued 2,000,000 common shares for cash proceeds of $80,000.

Common Stock Options

On February 7, 2011, Clean Coal entered into an investor relations advisor agreement and granted the advisor 900,000 common stock options. The options are exercisable at $0.0264 per share, expire on February 7, 2016 and vest 75,000 options per month over one year. Clean Coal estimated the fair value of the options to be $20,647 using the Black-Scholes option pricing model. The significant assumptions used in the model included the following: the closing price of Clean Coal’s common stock on the date of grant of $0.026, no expected dividend yield, expected volatility of 180.34%, risk free interest rate of 1.28% and an expected term of 2.77 years. On June, 8, 2011, the investor relations agreement was amended to reflect a lesser number of services, with a corresponding 50% reduction in monthly fees, a one-time share payment, and the elimination of all previous stock option provisions. Due to the stock options being cancelled, there was no expense recorded for these options. The one-time share payment represents 500,000 shares that were issued and valued at $13,200 and are included in the 19,510,000 shares disclosed above as issued for services during 2011.

 On August 5, 2011, Clean Coal approved the issuance to Robin Eves of options to purchase 10,000,000 shares of our common stock at an exercise price of $0.03 per share. However, the option award is contingent on the Company’s adoption of a stock option and award plan intended to cover officers, directors, employees and consultants that will require a shareholders’ meeting to approve an increase in Clean Coal’s authorized capital. As of December 31, 2011, these options have not been granted.

Common Stock Warrants

There were no warrants issued during the years ended December 31, 2011 or 2010 and there were no warrants outstanding or exercisable at December 31, 2011 or 2010.

NOTE 7: INCOME TAXES

Clean Coal uses the liability method, where deferred tax assets and liabilities are determined based on the expected future tax consequences of temporary differences between the carrying amounts of assets and liabilities for financial and income tax reporting purposes. During the years ended December 31, 2011 and 2010, Clean Coal incurred net losses and, therefore, has no tax liability. The net deferred tax asset generated by the loss carry-forward has been fully reserved. The cumulative net operating loss carry-forward is approximately $6,965,157 at December 31, 2011, and will begin to expire in the year 2025. Section 382 of the Internal Revenue code limits the use of net operating losses where a change of control has occurred. The Company has changed control multiple times since inception resulting in such limitations.

At December 31, 2011 and 2010, deferred tax assets consisted of the following:

	2011	2010
Net operating loss carry-forward	$2,437,805	$2,294,602
Valuation allowance	(2,437,805)	(2,294,602)
Net deferred tax asset	$-	$-

NOTE 8: OPERATING LEASES

During 2010, Clean Coal entered into two operating leases for its offices in Coral Springs Florida, and its Executive offices in Manhattan, New York. The Coral Springs lease required monthly rent payments of $3,383 and expired on December 31, 2011. The Coral Springs lease was not renewed. The New York lease requires monthly rent payments of $1,850 and expired on June 30, 2011 at a monthly rate of $1,850 per month. The New York lease was renewed on a month-to-month basis with monthly rent amounts of $2,035.

NOTE 9: COMMITMENT AND CONTINGENCIES

Clean Coal has a contract with its President and CEO, that if and when Clean Coal sells control through common stock, the individual is entitled to the outstanding balance of the 28,000,000 bonus shares which would be considered as fully vested and payable to the Executive. The total shares remaining to be issued as of December 31, 2011 are 4,000,000.

On November 29, 2010, Clean Coal entered into a sales representation and commission agreement with Morgan Brown Ayres & Company (“Morgan Brown”). The agreement has a term of two years. Under the agreement, Morgan Brown is entitled to 6% of the license fee on any license agreement sold by Morgan Brown plus a royalty over the term of each license agreement sold equal to the greater of 12.5% of the per ton royalty fee paid to Clean Coal or $0.25 per processed ton of coal.

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

NOTE 10: SUBSEQUENT EVENTS

Between January and March 2012, Clean Coal borrowed an aggregate of $458,000 from various third parties and authorized the issuance of an aggregate of 7,200,000 common shares with the notes, with the issuances subject to shareholder approval of an increase in the Company’s authorized capital. The notes are unsecured and mature between February 29, 2012 and March 31, 2012. The notes bear interest at 10% per annum beginning on the maturity dates of the notes.

On February 27, 2012, the Company authorized bonuses to officers and employees totaling $802,000 cash plus the issuance of 25.6 million shares of common stock, with the issuances subject to shareholder approval of an increase in the Company’s authorized capital. Of the cash awards, $52,000 has been paid with the remaining amounts accrued.

On March 23, 2012, Clean Coal borrowed $2,000,000 through the issuance of a convertible promissory note. The note is unsecured, bears no interest and is convertible into common shares of Clean Coal equal to 6.7% of the outstanding stock on the date of conversion subject to shareholder approval of an increase in the Company’s authorized capital.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

There have been no changes in our independent accountants, MaloneBailey, LLP, or disagreements with them on matters of accounting or financial disclosure.

ITEM 9A. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

As of December 31, 2011, we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer (the same person), of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Exchange Act Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended. Based on this evaluation, management concluded that our financial disclosure controls and procedures were not effective due to our limited internal resources and lack of ability to have multiple levels of transaction review.

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

Management has assessed our internal control system in relation to criteria for effective internal control over financial reporting described in “Internal Control-Integrated Framework” issued by the Committee of Sponsoring Organizations (“COSO”) of the Treadway Commission. Based upon these criteria, we believe that, as of December 31, 2011, our system of internal control over financial reporting was not effective due to material weaknesses that were identified. The material weaknesses are caused by our limited internal resources and limited personnel.  We presently have only two officers and one employee. The material weaknesses include no segregation of duties within the Company, there is no management oversight, no control documentation being produced, and no one to review control documentation if it was being produced.

Changes in Internal Control over Financial Reporting

There were no changes in disclosure controls and procedures that occurred during the period covered by this report that have materially affected, or are reasonably likely to materially effect, our disclosure controls and procedures. We do not expect to implement any changes to our disclosure controls and procedures until there is a significant change in our operations or capital resources.

This annual report does not include an attestation report of the Company's registered public accounting firm regarding internal control over financial reporting. Management's report was not subject to attestation by the Company's registered public accounting firm pursuant to the rules of the Securities and Exchange Commission for smaller reporting companies that permit the Company to provide only management's report in this annual report.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The executive officers and directors of the Company are as follows:

Name	Age	Position	Held Since
Robin T. Eves	61	CEO, President, Director	August 2010
Ignacio Ponce de Leon	61	COO, Director	April 2011
Edward Jennings	74	Chairman of the Board	September, 2007
Mitch Shapiro	61	Director	September, 2007
Douglas Hague (1)	65	COO, Director	September 2007 to June 30, 2011

(1)           Mr. Hague resigned as an officer and director effective July 1, 2011.

Certain biographical information with respect to our current officers and directors is set forth below.

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

 Ignacio Ponce de Leon was appointed as Chief Operating Officer and a member of the Company’s board of directors on April 1, 2011.  Mr. Ponce de Leon had been serving as Senior Advisor to the Company’s Board of Directors since August 2010.  Mr. Ponce de Leon brings over 30 years of professional experience to CCTI, including over 25 years on Wall Street.  Since January 2009, he has worked as an independent consultant to companies in the electric power industry and to a New York-based private equity fund. From August 2006 until December 2008, Mr. Ponce de Leon worked for Capital Advisory Partners as an Associate Partner.  From April1995 to January 2005, he worked at JP Morgan where he formed what became Wall Street’s leading fixed income research team covering corporations globally in Emerging Markets.  From February1992 to March 1995, he served as Vice President, Equities Research, at CS First Boston, covering the Carlos Slim Group in Mexico, Cemex, and the engineering construction sector. Prior to that, he served in various capacities at Chemical Bank (March 1984 to March 1987) and Bankers Trust Company (March 1987 to February 1992). Mr. Ponce de Leon began his professional life in November 1979 at the National Planning Department, Presidency of the Republic of Colombia where he worked on the $3 billion Carbocol/Exxon joint venture to develop Cerrejon, one of the largest coal mines in the world, annually exporting over 35 million tons of thermal coal.  Mr. Ponce de Leon was graduated from the London School of Economics (BSc. Econ, 1973) and from the Fletcher School of Law & Diplomacy (Tufts-Harvard, 1979) with an M.A.L.D.  He is fluent in Spanish and has working proficiency in Portuguese and French.

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

Mitchell Shapiro is currently the Managing Partner and CEO of Architecting the FutureTM , a consulting and private equity firm that serves universities and corporations in implementing significant transformations and building competitive advantage, a position he has held since September 2008. Mr. Shapiro served as Dean of the School of Business at the University of Indianapolis, Indianapolis, Indiana from July 2004 until September 2008.. From 1999-2004, Mr. Shapiro served a variety of companies in connection with his leadership of First Insight Value Acceleration Services, Cincinnati, Ohio, a business consulting firm. From 2002 to 2004, he was a board member of OMERIS, Columbus, Ohio, the state-funded entity responsible for enhancing Ohio's global leadership position in life sciences, biotech, medical devices, pharmaceuticals and healthcare. From 1996 to 2004, Mr. Shapiro was a principal and board director for Arexis Pharmaceuticals and OralTech, Inc., Cincinnati , Ohio. From 2000 to 2001, he also served as President and Vice Chairman of Molecular Robotics, Inc., Los Angeles, California, a nanotechnology commercialization company. From 1996 to1999, he was Managing Director of Generic Trading/Carlin Equities, Cincinnati, Ohio. From 1992 to1995, he served as a director for Neuromedical Systems, Inc. From 1986 to 1996, he was President of T-Shirt City, Inc., Cincinnati, Ohio, and major wholesale distributor, and from 1984 to1986, he was President of The Galt Group, Inc. Cincinnati, Ohio. He has held positions as Associate Professor of Management and Director of the Master of Business Administration Program at Northern Kentucky University as well as positions at SUNY Buffalo, New York, and Temple University, Philadelphia, Pennsylvania. Mr. Shapiro earned a Ph. D. in Business Administration (1976) from The Ohio State University, Columbus, Ohio, an M.B.A. from the College of Administrative Science (1975) The Ohio State University, and a B.A. in Political Science (1972) from the University of Cincinnati, Cincinnati, Ohio

All directors will hold office until the next annual meeting of stockholders (currently estimated to be held before the end of 2012) and until their successors have been duly elected and qualified. There are no agreements with respect to the election of directors. Vacancies on the Board of Directors during the year may be filled by the majority vote of the directors in office at the time of the vacancy without action by the stockholders.

At this filing date, we have not yet formed board committees. The entire board of directors acts as the audit committee. We have not adopted a Code of Ethics for our officers, directors and employees but one is under consideration and we expect to adopt it in fiscal 2012.

We compensate our non-employee directors for monthly meetings at a rate of $1,000 for meetings via conference call and $3,000 for in-person meetings. In addition, each non-employee director is entitled to an annual fee of $5,000, prorated by the number of monthly meetings attended in that year. In 2011, all meetings were via telephone conference. Directors are also reimbursed for expenses incurred in connection with their board service. To date, all cash fees due to directors are being accrued pending the receipt of additional funding. Effective June 30, 2010, all accrued fees due to current directors were converted to convertible debentures with 50% of the obligation of fees and accrued interest were eligible to convert on December 31, 2010, and the balance with accrued interest will be eligible to convert on June 30, 2011, with the debenture maturing on June 30, 2012. As of December 31, 2011 and 2010, accrued director’s fees payable totaled $95,170 and $73,918, respectively. Officers are appointed annually by our Board of Directors and each executive officer serves at the discretion of the Board. We do not yet have any standing committees and the entire board acts as the audit committee. The board has one regularly scheduled meeting per month and may schedule additional meetings as necessary.

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

Employment Agreements

Our CEO and President, Robin Eves has an employment agreement that provides for 14,000,000 restricted shares to be issued at contract signing, with a further 14,000,000 shares to be issued after a period of eighteen months, or following a significant contribution to the Company, as determined at the discretion of the Board of Directors. The Board of Directors authorized the issuance of 10,000,000 shares of the remaining 14,000,000 shares due to Mr. Eves as of August 5, 2011. Along with the accelerated vesting of shares, Mr. Eves’ annual salary was raised to $375,000 for the period August 1, 2011 through July 31, 2012. The Board of Directors also approved the issuance to Mr. Eves of options to purchase 10,000,000 shares of our common stock at an exercise price of $.03 per share. However, the options are contingent on the adoption of a stock option and award plan intended to cover officers, directors, employees and consultants that will require us to seek an increase in our authorized capital. Mr. Eves is also entitled to a monthly automobile allowance of $750, plus healthcare benefits.

Our Chief Operations Officer, Ignacio Ponce de Leon’s employment agreement which was effective April 1, 2011, provides for 4,000,000 restricted shares to be issued at contract signing with a further 2,000,000 restricted shares to be exercised after January 1, 2012, predicated on the future availability of the additional  authorized shares required to meet this obligation. Mr. Ponce de Leon’s annual salary is $350,000 through March 31, 2012 with provisions for a cost of living increase for extensions of the agreement. Mr. Ponce de Leon is also entitled to a monthly automobile allowance of $750, plus healthcare benefits.

Neither Mr. Eves, nor Mr. Ponce de Leon is compensated for their contributions to the Board of Directors.

We have not entered into employment agreements with any other officers, directors, or any other persons and no such agreements are anticipated in the immediate future. Compensation to our non-employee directors has been deferred since June 30, 2010, and until such time as business operations provide sufficient cash flow to pay cash compensation.

Other Key Employees and Consultants

We have an oral consulting agreement with CJ Douglas, a shareholder who provides services that support our administrative, investor relations, and accounting functions on a month-to-month basis, at $20,000 per month.

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

We have accrued directors’ fees since September 2007. On June 30, 2010, the accrued fees were converted to convertible debentures for our current directors. The related expense for Directors fees included in operating expenses totaled $21,252 and $58,418 for the years ended December 31, 2011 and 2010, respectively.

The Company has not adopted any other bonus, profit sharing, or deferred compensation plan.

The following table sets forth, for the last two years, the dollar value of all cash and non-cash compensation earned by the Company’s named executive officers.

SUMMARY COMPENSATION TABLE

Officers Name & Principal Position	Year	Salary ($)	Bonus ($)	Stock ($)	Option Awards ($)	All Other Compensation ($)	Total ($)
Robin Eves, Pres and CEO (1)	2011	302,083	-	622,296	-	-	924,379
	2010	-	-	1,099,467	-	-	1,099,467

Ignacio Ponce de Leon, COO from 4/11(2)	2011	262,500	-	328,724	-	-	591,224
	2010	-	-	-	-	-	-

Douglas Hague, COO until 4/11(3) Director until 06/11	2011	62,000	-	-	-	-	62,000
	2010	259,000	50,000	7,589,898	-	-	7,898,898

(1) Per Mr. Eves' employment agreement, Mr. Eves is entitled to a total stock award of 28,000,000 shares. Under his agreement, 14,000,000 shares were awarded on August 16, 2010, with a further 14,000,000 shares to be issued after a period of eighteen months, or following a significant contribution to the Company, as determined at the discretion of the Board of Directors. As of December 31, 2011, 24,000,000 shares have been issued under the award with the remaining 4,000,000 shares to be earned through January 31, 2012.

(2) Mr. Ponce de Leon is entitled to a stock bonus of 2,000,000 common shares. Under the terms of the employment agreement, the stock vests on January 1, 2012. A total of $75,724 was recognized as share-based compensation under this award for the year ended December 31, 2011. As of December 31, 2011, no shares have been issued under the agreement. The unvested portion of the award of $276 will be recognized over the remaining vesting period through January 1, 2012. In addition, an aggregate of 10,000,000 common shares valued at $253,000 were issued to Ignacio Ponce de Leon during 2011.

(3) Mr. Hague has received a total of $50,000 in cash and had accrued compensation totaling $739,167 as of June 30, 2010 at which time this obligation was converted to a convertible debenture. Accrued compensation as of December 31, 2010 totaled $129,500. The Stock award to Mr. Hague was per his employment agreement whereby he was entitled to a stock bonus of common shares. The stock was awarded as follows: 33% on December 31, 2008, 33% on December 31, 2009 and 33% on December 31, 2010 contingent upon continued employment with us on each date. A total of $7,589,898 was recognized as share-based compensation under this award for the year ended December 31, 2010.

The following table sets forth, for the current year, the dollar value of all cash and non-cash compensation for the Company’s directors.

DIRECTOR COMPENSATION

Name	Year	Fees Earned or Paid in Cash ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Non Qualified Deferred Compensation Earnings	All Other Compensation ($)	Total ($)
Robin Eves	2011	-	-	-	-	-	-	-
Ignacio Ponce de Leon(1)	2011	-	-	-	-	-	-	-
Ed Jennings	2011	8,501	-	-	-	-	-	8,501
Mitch Shapiro	2011	12,751	-	-	-	-	-	12,751
Douglas Hague(2)	2011	-	-	-	-	-	-	-

(1) Mr. Ponce de Leon was appointed to the Board of Directors in April 2011.
(2) Mr. Hague resigned as a director in July 2011.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth information, to the best of the Company's knowledge, as of March 27, 2012, with respect to each person known by the Company to own beneficially more than 5% of the 593,784,000 shares of our issued and outstanding common stock, as well as the beneficial ownership of each director and officer and all directors and officers as a group. Except as otherwise indicated, each of the stockholders listed below has sole voting and investment power over the shares beneficially owned.

Name and Address of Beneficial Owner	Amount and Nature of Beneficial Ownership	Percent of Class
None(1)

	Amount and Nature of	Percent of
Officers and Directors	Beneficial Ownership(1)	Class
Robin Eves, President, CEO, Director	11,073,917	1.86%
Ignacio Ponce de Leon, COO, Director	14,000,000	2.36%
Edward Jennings, Director	2,897,727	0.49%
Mitch Shapiro, Director	1,923,254	0.32%

All directors and officers as a group (4 persons)	29,894,898	5.03%

(1) The Company has no documentation that would indicate that any of the shares listed above are pledged as security. None of the above has the right to acquire any additional shares within 60 days through the exercise of options, warrants, rights, conversion privileges or otherwise.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Agreements

We have an oral consulting agreement with CJ Douglas, a shareholder who provides services that support our administrative, investor relations, and accounting functions on a month-to-month basis. Mr. Douglas has acted in a support capacity for us since inception. His services are currently valued at $20,000 per month.

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

Mr. Eves and Mr. Ponce de Leon are also entitled to a monthly automobile allowance of $750, plus healthcare benefits.

Neither Mr. Eves, nor Mr. Ponce de Leon is compensated for their contributions to the Board of Directors.

Share issuances for services

During the year ended December 31, 2011 we issued, for services and the conversion of debt and interest debt, a total of 55,866,206 shares. Of these 46,407,384 were issued to related parties as follows: Douglas Hague 5,555,781, Robin Eves 11,997,128, Ignacio Ponce de Leon 10,000,000, Ed Jennings 345,393, Mitch Shapiro 333,293, Richard Young 380,474, Stewart Ashton 349,620 and CJ Douglas 17,445,695.

Debt from related parties

On June 30, 2010, Clean Coal converted $1,317,472 of related party payables and advances, $79,287 of accrued interest and $939,576 of previously issued related party debt into long-term related party notes. The modified notes were unsecured, had a maturity date of June 30, 2012 and an interest rate of 10% per annum. The notes contained a conversion feature whereby they become convertible on December 31, 2010 into shares of Clean Coal’s common stock at a price of $0.045 per share. Clean Coal evaluated the conversion options under FASB ASC 470-20 and determined they qualify as beneficial conversion features. The intrinsic value of the beneficial conversion features on June 30, 2010 was determined to be $623,023. Due to the conversion options being contingent, the beneficial conversion features were not recognized. On November 30, 2010, Clean Coal modified the terms of these related party notes again. Under the second modification, the interest rate in the notes was reduced to 4% per annum. In addition, the conversion options in the notes were changed whereby the conversion rate was reduced to $0.07025 and 50% of the notes become convertible on December 31, 2010 and the other 50% become convertible on June 30, 2011. Clean Coal evaluated the new conversion options under FASB ASC 470-20 and determined that they did not qualify as beneficial conversion features. These two modifications occurred within one year. Clean Coal evaluated the modification under FASB ASC 470-50 and determined it qualified as a debt extinguishment due to a substantive conversion option being added. There was no gain or loss as a result of the extinguishment. On December 15, 2010, these note holders converted $1,168,169 of unpaid principal and $47,110 of accrued interest into 17,299,360 common shares at the conversion rate of $0.07025. On June 30, 2011, Clean Coal converted the remaining $1,168,169 of related party debt and $19,776 of accrued interest to an aggregate of 16,910,256 common shares.

On July 1, 2011, advances from related parties totaling $380,000 were converted to a convertible note. The note is unsecured, bears interest at 8% per annum and matures June 30, 2012. This note becomes convertible into Clean Coals common stock at $0.018 per share on January 1, 2012. Clean Coal evaluated the conversion option under FASB ASC 470-20 and determined it does not contain a beneficial conversion feature.

On July 22, 2011, Clean Coal borrowed $143,000 from its President and Chief Executive Officer. The note is unsecured, bears interest at 12.5% per annum and matures October 30, 2011. The note is payable in Clean Coal common stock at $0.0155 per share. Clean Coal evaluated the conversion option under FASB ASC 470-20 and determined it does not contain a beneficial conversion feature. As of December 31, 2011, this note was past due and it became payable on demand.

On August 8, 2011, Clean Coal borrowed $30,000 from its President and Chief Executive Officer. The note is unsecured, bears interest at 12.5% per annum and matures November 18, 2011. The note is payable in 1,935,484 shares of Clean Coal common stock. Clean Coal evaluated the conversion option under FASB ASC 470-20 and determined it does not contain a beneficial conversion feature. On November 4, 2011, this $30,000 note and $925 of interest were converted into 1,997,128 common shares.

A summary of the debt from related parties outstanding as of December 31, 2011 and 2010 is as follows:

			Interest	December 31,
Loan Date	Note Holder	Maturity Date	Rate	2011	2010
June 30, 2008	Equimune Research Corp	June 30, 2010	10.0%	$252,641	$252,641
September 30, 2009	Enviro Fuels Mfg, Inc.	Demand	0.0%	98,091	98,091
September 30, 2009	Enviro Fuels Mfg, Inc.	Demand	0.0%	500	500
October 31, 2009	Enviro Fuels Mfg, Inc.	Demand	0.0%	3,000	3,000
November 30, 2009	Enviro Fuels Mfg, Inc.	Demand	0.0%	500	500
March 8, 2010	Enviro Fuels Mfg, Inc.	September 8, 2010	10.0%	25,000	25,000
June 30, 2010	Douglas Hague	June 30, 2012	4.0%	-	382,703
June 30, 2010	C J Douglas	June 30, 2012	4.0%	-	688,424
June 30, 2010	Edward Jennings	June 30, 2012	4.0%	-	23,792
June 30, 2010	Mitchell Shapiro	June 30, 2012	4.0%	-	22,959
June 30, 2010	Stewart Ashton	June 30, 2012	4.0%	-	24,083
June 30, 2010	Richard Young	June 30, 2012	4.0%	-	26,208
July 1, 2011	Out of The Chute Ltd.	June 30, 2012	0.0%	380,000	-
September 30, 2011	Robin Eves	Demand	12.5%	143,000	-
				$902,732	$1,547,901

All of the notes listed above are unsecured

Advances from related parties

At December 31, 2011 and 2010, unpaid advances from related parties totaled $0 and $171,914, respectively. These advances are unsecured, due on demand and bear no interest.

Accounts payable from related parties

At December 31, 2011 and 2010, unpaid services provided by related parties totaled $613,961 and $294,187, respectively, which was included in accounts payable from related parties

 Director Independence

Director Edward Jennings and director Mitchell Shapiro are deemed to be independent as that term is defined by the SEC. Robin Eves our CEO and President, and Ignacio Ponce de Leon, our Chief Operations Officer are not independent.

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES

Fees billed to the Company by MaloneBailey, LLP

	2011	2010
(1) Audit Fees	$50,000	$38,885
(2) Tax Fees	$-	$-
(3) Other Fees	$-	$-

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

/s/Robin Eves
Dated: March 29, 2012	Robin Eves CEO, President, Principal Executive and Financial Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities indicated on the 28th day of March 2012.

/s/Robin Eves	/s/Ignacio Ponce de Leon
Robin Eves, CEO, President and Director	Ignacio Ponce de Leon, COO and Director

/s/Edward Jennings	/s/Mitchell Shapiro
Edward Jennings, Director	Mitchell Shapiro, Director