Form 10-Q
period 2012-03-31
Clean Coal Technologies Inc.
filed 2012-05-14
CIK 1445109

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

FORM 10-Q

(Mark One)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: March 31, 2012

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

Large accelerated filer  ☐      Accelerated filer  ☐         Non-accelerated filer    ☐       Smaller reporting company  ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes  ☐  No  ☒

The number of shares outstanding of Registrant’s Common Stock as of May 14, 2012:  599,294,000

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

Clean Coal Technologies Inc
(A Development Stage Company)
Balance Sheets
(Unaudited)

	March 31,	December 31,
	2012	2011
ASSETS
Current Assets
Cash	$129,641	$8,342
Prepaid expenses	11,755	16,405
Deferred financing costs	108,908	-
Total Current Assets	250,304	24,747

Property, plant and equipment, net of accumulated depreciation of $739 and $688, respectively	280	331
Total Assets	$250,584	$25,078

LIABILITIES AND STOCKHOLDERS' DEFICIT
Current Liabilities
Accounts payable	$391,409	$427,850
Accounts payable to related parties	648,046	613,961
Accrued liabilities	672,960	703,172
Short-term convertible debt	2,372,399	50,000
Short-term debt, net of unamortized discounts of $0 and $54,919, respectively	225,000	367,384
Convertible debt owed to related parties	380,000	380,000
Debt owed to related parties	-	522,732
Derivative liabilities	593,640	-
Total Current Liabilities	5,283,454	3,065,099

Stockholders’ Deficit:
Common stock, $0.00001 par value; 600,000,000 shares authorized,600,000,000 and 593,784,000 shares issued and outstanding, respectively	6,000	5,938
Additional paid-in capital	196,494,456	196,554,117
Deficit accumulated during the development stage	(201,533,326)	(199,600,076)
Total Stockholders' Deficit	(5,032,870)	(3,040,021)
Total Liabilities and Stockholders' Deficit	$250,584	$25,078

The accompanying notes are an integral part of these unaudited financial statements.

Clean Coal Technologies, Inc.
(A Development Stage Enterprise)
Statements of Expenses
(Unaudited)

			October 20,
			1997
			(Inception)
	Three Months Ended		Through
	March 31,		March 31,
	2012	2011	2012

Operating Expenses:
General and administrative	$780,986	$112,050	$4,496,870
Research and development	-	-	374,912
Consulting services	529,194	602,564	174,810,659

Loss from Operations	(1,310,180)	(714,614)	(179,682,441)

Other Income (Expenses):
Interest expense	(373,342)	(18,807)	(1,042,913)
Other expenses	-	-	(18,985)
Other income	-	-	7,540
Loss on extinguishment of debt	-	-	(146,607)
Gain (loss) on change in derivative liability	(249,728)	-	7,348,753
Total Other Income (Expense)	(623,070)	(18,807)	6,147,788

Net Loss	$(1,933,250)	$(733,421)	$(173,534,653)

Net loss per share - basic and diluted	$(0.00)	$(0.00)

Weighted average shares outstanding - basic and diluted	598,882,901	538,830,651

The accompanying notes are an integral part of these unaudited financial statements.

Clean Coal Technologies Inc
(A Development Stage Company)
Statement of Stockholders' Deficit
(Unaudited)

				Deficit
				Accumulated
			Additional	During the
	Common Stock		Paid-In	Development	Stockholders'
	Shares	Amount	Capital	Stage	Deficit

Balances at December 31, 2011	593,784,000	$5,938	$196,554,117	$(199,600,076)	$(3,040,021)

Common stock issued for services	3,056,000	30	14,482	-	14,512

Common stock issued with debt	3,160,000	32	81,889	-	81,921

Derivative liabilities	-	-	(156,032)	-	(156,032)

Net loss	-	-	-	(1,933,250)	(1,933,250)

Balances at March 31, 2012	600,000,000	$6,000	$196,494,456	$(201,533,326)	$(5,032,870)

The accompanying notes are an integral part of these unaudited financial statements.

Clean Coal Technologies Inc
(A Development Stage Enterprise)
Statements of Cash Flows
(Unaudited)

			October 20, 1997
			(Inception)
	Three Months Ended		Through
	March 31,		March 31,
	2012	2011	2012

CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(1,933,250)	$(733,421)	$(173,534,653)
Adjustment to reconcile net loss to net cash used in operating activities:
Depreciation expense	51	51	6,059
Amortization of debt discounts	324,720	-	338,032
Amortization of deferred financing costs	11,092	-	11,092
Shares issued for settlement of lawsuit	-	-	2,500
Shares issued for services	14,512	424,992	154,087,280
Warrant and option expense	-	1,980	16,490,517
Loss on extinguishment of debt	-	-	146,607
Loss on shares issued for debt	-	-	35,287
Beneficial conversion feature on converted debt	-	-	50,000
Interest expense paid in shares	-	-	233,332
Interest converted to debt	-	-	117,392
Gain on write-off of accounts payable	-	-	(87,404)
Write-off of asset	-	-	16,015
(Gain) loss on derivative liabilities	249,728	-	(7,348,753)
Changes in operating assets and liabilities:
Prepaid expenses and other current assets	4,650	-	(22,770)
Accounts payable	(36,441)	85,787	507,146
Accounts payable - related party	34,085	124,832	3,809,264
Accrued expenses	(150,212)	11,154	556,297
Net Cash Used in Operating Activities	(1,481,065)	(84,625)	(4,586,760)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of fixed assets	-	-	(6,339)
Investment in joint venture	-	-	(5,000)
Net Cash Used in Investing Activities	-	-	(11,339)

CASH FLOWS FROM FINANCING ACTIVITIES:
Advances from related parties	-	86,736	696,000
Proceeds from the sale of common stock	-	-	80,000
Borrowings on debt	458,000	2,300	930,800
Borrowings on convertible debt	2,347,399	-	2,397,399
Payments on debt	(655,303)	-	(705,303)
Payments on convertible debt	(25,000)	-	(25,000)
Borrowings on related party debt	-	-	1,499,576
Borrowings on related party convertible debt	-	-	380,000
Payments on related party debt	(522,732)	-	(525,732)
Net Cash Provided by Financing Activities	1,602,364	89,036	4,727,740

NET CHANGE IN CASH AND CASH EQUIVALENTS	121,299	4,411	129,641
CASH AND CASH EQUIVALENTS - beginning of period	8,342	5,446	-
CASH AND CASH EQUIVALENTS - end of period	$129,641	$9,857	$129,641

The accompanying notes are an integral part of these unaudited financial statements.

Clean Coal Technologies Inc
(A Development Stage Enterprise)
Statements of Cash Flows
(Unaudited) (continued)

			October 20, 1997
			(Inception)
	Three Months Ended		Through
	March 31,		March 31,
	2012	2011	2012

SUPPLEMENTAL DISCLOSURES:
Cash paid for interest	$116,454	$2,463	$120,488
Cash paid for income taxes	-	-	-

NON-CASH INVESTING AND FINANCING ACTIVITIES:
Derivative liabilities recorded in additional paid-in capital	$156,032	$-	$156,032
Derivative liabilities recorded as debt discounts	187,880	-	187,880
Common stock issued with debt	81,921	-	150,152
Deferred financing costs accrued	120,000	-	120,000
Forgiveness of related party debt and accrued interest	-	-	69,553
Derivative liability removed due to warrants exercised	-	-	36,890,709
Cumulative effect of change in accounting principle	-	-	44,489,190
Preferred stock issued for related party debt	-	-	380,837
Preferred stock converted to common stock	-	-	481
Accrued interest converted to debt	-	-	-
Accrued interest converted to related party debt	-	-	-
Payables converted to debt	-	-	28,333
Related party payables and advances converted to debt	-	-	3,196,664
Common stock issued for debt, liabilities and accrued interest	-	-	135,332
Common stock issued for related party debt, liabilities and accrued interest	-	-	4,394,899

The accompanying notes are an integral part of these unaudited financial statements.

Clean Coal Technologies, Inc.
(A Development Stage Company)
Notes to Financial Statements
(Unaudited)

NOTE 1: BASIS OF PRESENTATION

The accompanying unaudited interim financial statements of Clean Coal Technologies, Inc. (“Clean Coal”) have been prepared in accordance with accounting principles generally accepted in the United States of America and the rules of the Securities and Exchange Commission, and should be read in conjunction with the audited financial statements and notes thereto contained in Clean Coal’s Annual Report on Form 10-K filed with the SEC. In the opinion of management, the accompanying unaudited interim financial statements reflect all adjustments, consisting of normal recurring adjustments, necessary to present fairly the financial position and the results of operations for the interim period presented herein. The results of operations for interim periods are not necessarily indicative of the results to be expected for the full year or for any future period. Notes to the financial statements which would substantially duplicate the disclosure contained in the audited financial statements for fiscal 2011 as reported in the Form 10K have been omitted.

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

Clean Coal values its derivative liabilities using the closing stock price of Clean Coal’s common stock. Accordingly, Clean Coal’s derivative liabilities are classified as level 1 as of March 31, 2012. There were no instruments subject to ASC 820 as of December 31, 2011.

The following table provides a summary of the fair value of Clean Coal’s derivative liabilities as of March 31, 2012:

	Fair value measurements on a recurring basis March 31, 2012
	Level 1	Level 2	Level 3
Liabilities
Derivative liabilities	$593,640	$-	$-

NOTE 2: GOING CONCERN

The accompanying financial statements have been prepared on a going concern basis of accounting which contemplates continuity of operations, realization of assets, liabilities, and commitments in the normal course of business. The accompanying financial statements do not reflect any adjustments that might result if the Clean Coal is unable to continue as a going concern. Clean Coal has an accumulated deficit and a working capital deficit as of March 31, 2012 with no significant revenues anticipated for the near term. Management believes Clean Coal will need to raise capital in order to operate over the next 12 months. As shown in the accompanying financial statements, Clean Coal has also incurred significant losses since inception. Clean Coal’s continuation as a going concern is dependent upon its ability to generate sufficient cash flow to meet its obligations on a timely basis and ultimately to attain profitability. Clean Coal has limited capital with which to pursue its business plan. There can be no assurance that Clean Coal’s future operations will be significant and profitable, or that Clean Coal will have sufficient resources to meet its objectives. These conditions raise substantial doubt as to Clean Coal’s ability to continue as a going concern. Management may pursue either debt or equity financing or a combination of both, in order to raise sufficient capital to meet Clean Coal’s financial requirements over the next twelve months and to fund its business plan. There is no assurance that management will be successful in raising additional funds.

NOTE 3: RELATED PARTY TRANSACTIONS

Debt from related parties

A summary of the debt from related parties outstanding as of March 31, 2012 and December 31, 2011 is as follows:

DATE OF NOTE	TO WHOM	MATURITY DATE	INTEREST RATE	March 31, 2012	December 31, 2011

June 30, 2008	Equimune Research Corp	June 30, 2010	10%	$-	$252,641
September 30, 2009	Enviro Fuels Mfg Inc	Demand	0%	-	98,091
September 30, 2009	Enviro Fuels Mfg Inc	Demand	0%	-	500
October 31, 2009	Enviro Fuels Mfg Inc	Demand	0%	-	3,000
November 30, 2009	Enviro Fuels Mfg Inc	Demand	0%	-	500
March 8, 2010	Enviro Fuels Mfg Inc	September 8, 2010	10%	-	25,000
July 1, 2011	Out of The Chute LLC	June 30, 2012	8%	380,000	380,000
July 22, 2011	Robin Eves	October 31, 2011	12.5%	-	143,000
				$380,000	$902,732

All of the related party notes listed above are unsecured. The $380,000 note became convertible into common stock at $0.018 on January 1, 2012. Clean Coal evaluated the note for a beneficial conversion feature under ASC 470-20 on the date of the note and determined that none existed. The note holder agreed to extend the maturity date of the note for an additional six months or until shareholder approval of an increase to the authorized stock of the Company, whichever occurs first. The note is not convertible during this extension period.

Accounts payable from related parties

At March 31, 2012 and December 31, 2011, unpaid services provided by related parties totaled $648,046 and $613,961.

NOTE 4: SHORT-TERM DEBT

As of March 31, 2012 and December 31, 2011, the aggregate unpaid principal of outstanding notes payable (including convertible debt) was $2,597,399 and $417,384, respectively. The notes are unsecured, bear interest between 0% and 15% per annum and mature between on demand and December 31, 2012.

$25,000 of the outstanding notes at March 31, 2012 becomes convertible into common stock in August 2012 at $0.014 per share. Clean Coal evaluated the note for a beneficial conversion feature under ASC 470-20 on the date of the note and determined that none existed.

During the three months ended March 31, 2012, Clean Coal borrowed an aggregate of $458,000 under multiple notes. The notes are unsecured, bear interest at 10% per annum, beginning between March 1, 2012 and April 1, 2012, and mature March 31, 2012. In connection with the notes, Clean Coal agreed to issue the lenders an aggregate of 7,200,000 common shares. 3,160,000 shares were issued. The other 4,040,000 common shares were in excess of Clean Coal’s authorized stock and were accounted for as a derivative liability (see Note 5). The relative fair value of the 3,160,000 shares was determined to be $81,921 and was recorded as loan discounts. The fair value of the 4,040,000 common shares was determined to be $205,160 of which $187,880 was recorded as loan discounts and $17,280 was expensed as a loss on derivative liabilities. The discounts are being amortized over the life of the loans using the effective interest rate method and were fully amortized during the three months ended March 31, 2012.

On March 20, 2012, the Company borrowed $2,000,000 under a promissory note. The note is unsecured, bears no interest and matures July 17, 2012. The note becomes convertible into 6.7% of the fully diluted outstanding common stock of the Company upon shareholder approval of an increase to the authorized stock of the Company. Clean Coal incurred financing costs of $120,000 associated with this note which is being amortized over the life of the note. During the three months ended March 31, 2012, amortization expense of $11,092 was recorded on these deferred financing costs.

On March 30, 2012, the Company borrowed $347,399 under a promissory note. The note is unsecured, bears interest at 10% per annum beginning June 30, 2012 and matures December 31, 2012. The note becomes convertible into common stock on September 30, 2012 at $0.08 per share if the note is not repaid prior to maturity. Clean Coal evaluated the note for a beneficial conversion feature under ASC 470-20 on the date of the note and determined that a beneficial conversion feature exists. The intrinsic value of the beneficial conversion feature was determined to be $21,712 and it will be recognized upon the note becoming convertible.

NOTE 5: DERIVATIVE LIABILITIES

During the three months ended March 31, 2012, the Company committed to issue more common shares than its authorized amount through the issuance of common stock with debt and through the vesting of a stock option bonus to the Company’s Chief Executive Officer. If the shares had been issued, the Company would have exceeded its authorized common stock on January 31, 2012 all issuances after this date were accounted for as derivative liabilities. The shares in excess of the authorized common stock were determined in chronological order based upon the date the obligation to issue the shares took place.

On January 31, 2012, the 4,000,000 common shares vested under a stock bonus granted to the Company’s Chief Executive Officer. 1,056,000 of these shares were reported as issued and the remaining 2,944,000 were accounted for as a derivative liability as they were in excess of the authorized shares. The fair value of these 2,944,000 common shares was determined to be $156,032 as of January 31, 2012 and $250,240 as of March 31, 2012 using the closing price of Clean Coal’s common stock.

Between February 1, 2012 and March 31, 2012, the Company reported as issued an aggregate of 4,040,000 common shares with debt in excess of the authorized shares. The fair value of the 4,040,000 common shares was determined to be $205,160 on the date of the loans using the closing price of Clean Coal’s common stock of which $187,880 was recorded as loan discounts and $17,280 was expensed as a loss on derivative liabilities. On March 31, 2012, the fair value of the 4,040,000 common shares was determined to be $343,400 using the closing price of Clean Coal’s common stock.

The aggregate loss on the change in the fair value of derivative liabilities was $249,728 for the three months ended March 31, 2012.

NOTE 6: EQUITY TRANSACTIONS

Common Stock

During the three months ended March 31, 2012, the Company issued 3,056,000 common shares for services valued at $14,512 and issued 3,160,000 common shares with debt valued at $81,921. See Note 5 regarding additional shares reported as issued in excess of the authorized common stock of the Company.

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

Current or Pending Projects.

We have dedicated maximum effort to develop a global commercial platform around a series of strategic partnerships. At this filing date, Jindal Steel and Power, Ltd. (“Jindal”) and the Company have signed a 25-year Technology License Agreement (“TLA”). Under the TLA, the Company will receive an on-going royalty fee of one dollar ($1.00) per metric ton on all coal processed from Jindal majority-owned mines in the ASEAN region, up to four million tons or four million dollars ($4,000,000) per annum with a waiver of additional royalty fees on further processed coal up to a total of eight million tons per year. If coal processing increases above eight million tons per year, the royalty will be reinstated and the parties have agreed to review the rate.

In addition to the royalty fee, Jindal will pay the Company a one-time license fee of seven-hundred and fifty thousand dollars ($750,000).  The license fee will be paid in two installments as follows: a) three-hundred and seventy-five thousand dollars ($375,000) upon signing of a pilot plant construction contract and b) three-hundred and seventy-five thousand dollars ($375,000) upon the successful testing of Jindal's Indonesian coal at the pilot plant. Construction of the pilot plant in Oklahoma will commence immediately upon execution of the construction contract which is expected to be signed during April. Plant construction is scheduled to be completed within 16 to 24 weeks and the testing of the Jindal coal is expected to take place before the end of 2012.

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

Construction of the pilot plant in Oklahoma will commence immediately upon execution of an EPC contract and a down payment to SAIC Energy Environment & Infrastructure (“SAIC”) by the JV. It is expected that the EPC contract will be formalized this in May and construction of the plant will begin immediately after the contract is signed.  Under the binding terms of the agreement, AGPL will pay a US $1.00 (one dollar) per ton ongoing royalty fee for all coal processed from AGPL majority-owned mines, with a waiver for the first two million tons of coal produced.

For our 45% interest in the joint venture, we will contribute a 25-year exclusive license to develop, market and deploy Pristine M Technology, covering the ASEAN countries including Indonesia, the Philippines, Cambodia, Vietnam, Malaysia, Brunei, Thailand, Laos and Myanmar. We have also committed to cover pilot plant construction costs, if any, above US $2,000,000.

At this time, CCTI and AGPL have established a company (the JV company) in Singapore that will trade under the name Good Coal PTE.  The shareholders’, or operating agreement, agreement has been fully negotiated and undergone legal review by both parties.  It is expected to be signed during May, along with the Technology License Agreement that will govern the company’s use and marketing of the CCTI Technologies. The latter has also been fully negotiated and subjected to legal review.

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

For the Three Months Ended March 31, 2012 and March 31, 2011

Revenues

We have generated no revenues for the three months ended March 31, 2012 and the same period in 2011 and do not anticipate initial license  revenues until approximately  the second or third quarter of 2012,   and do not expect to receive any significant royalty fees for approximately 24 months thereafter.

Operating Expenses

Our operating expenses for the three months ended March 31, 2012 totaled $1,310,180 compared to $714,614 for the same periods in the prior year. The primary component of the operating expenses in both periods was for shares issued for services, officers’ salaries and consulting fees. The significant increase in operating expenses for the 2012 fiscal period is due mainly to an increase in officers’ salaries.

We recorded stock-based compensation to our CEO and President of $14,237 for the three months ended March 31, 2012, compared to $144,667 for the same period in the prior year. In addition, during the three months ended March 31, 2012, we issued 2,000,000 shares to our Advisor to the Board of Directors, Ignacio Ponce de Leon, under a stock bonus that vested during the three months ended March 31, 2012. $276 was expensed under this bonus during the three months ended March 31, 2012.

Other than the expense recorded for stock compensation during three months ended March 31, 2012, operating expenses consisted of $780,986 in general and administrative expenses and $514,681 of legal and consulting fees. In the same period in 2011, our operating expenses included $112,050 in general and administrative expenses.

All Board of Directors’ cash fees have been accrued as of this date. Our CEO and President, Robin Eves, our Chief Operations Officer and Ignacio Ponce de Leon are not compensated for their participation on our Board.

Effective August 12, 2010, we entered into a fifteen-month strategic financial and consulting agreement with MMB Global Advisors, an energy-related consulting firm with expertise in various emerging markets. Under the terms of the agreement, MMB will be awarded 12,000,000 restricted shares at time of contract signing, with the balance of 15,000,000 being payable over the term of the contract (1 million shares per month), or following a significant contribution to the Company, as determined at the discretion of the Board of Directors. With resources in India, China, Hong Kong, and the USA, MMB is assisting us in analyzing various corporate restructuring alternatives, and analyzing potential financial transactions according to the terms and conditions of our agreement. In this regard, MMB has undertaken certain activities on our behalf, including the following:

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

Effective June 1, 2010, we agreed with MMB to amend the Advisory Agreement with MMB to reflect a reduction of four million shares. This Amendment reduced the total number of 27,000,000 shares originally contemplated by this Agreement (27,000,000), to 23,000,000 shares. The residual balance of the 2,000,000 unvested shares outstanding at June 1, 2010 was equally apportioned over the remaining months of the Agreement as earned.

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

Employees

As of March 31, 2012, we had two full-time executives, and one full-time administrative employee. President and CEO Robin Eves, and Chief Operations Officer, Ignacio Ponce de Leon have written employment agreements. Effective August, 2010, the Board of Directors appointed Dr. Mitch Shapiro to serve as the Company’s Secretary for which he will receive no additional compensation, other than that paid as a Director. Our administrative employee is at-will. Messrs. Eves and Ponce de Leon received no compensation for their participation on the Board of Directors. We have an oral consulting agreement with C.J. Douglas, a shareholder who provides services that support our administrative and accounting functions on a month-to-month basis, at $20,000 per month.

The terms of the agreements described above were negotiated by and between the individuals and our Board of Directors based on the qualifications and requirements of each individual and the needs of the company; however, the negotiations may not be deemed to have been at arm’s length.

Net Income/Loss

For the three months ended March 31, 2012 we experienced net losses of $1,933,250 and $733,421 for the same period for the prior year. For the three months ended March 31, 2012 we incurred losses from operations of $1,310,180 and 714,614 for the three months ended March 31, 2011. We incurred interest expense of $373,342 for the three months ended March 31, 2012, and $18,807 for the three months ended March 31, 2011.

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

Net Cash Used in Operating Activities. Our primary sources of operating cash during the three months ended March 31, 2012, was borrowings on debt. Our primary uses of funds in operations were payments made to our consultants and employees, as well as travel and office expenses.

Net cash used in operating activities was $1,481,065 for the three months ended March 31, 2012 compared to net cash used of $84,625 for the same period in 2011. Non-cash items in 2012 included shares issued for services valued at $14,512, amortization of loan discounts of $324,720, amortization of deferred financing costs of $11,092, loss on derivative liabilities of $249,728 and depreciation expense of $51. During the three months ended March 31, 2012, we experienced a decrease in prepaid expenses of $4,650, a decrease in accounts payable of $36,441, an increase in related party payables of $34,085 and a decrease in accrued liabilities of $150,212. Net cash used in operating activities from inception through March 31, 2012 totaled $4,586,760.

Net Cash Used In Investing Activities. We did not engage in investing activities for the three months ended March 31, 2012, or 2011. From inception through March 31, 2012, net cash used in investing activities totaled $11,339 for the purchase of fixed assets and investment in joint venture.

Net Cash Provided by Financing Activities. Net cash provided by financing activities during the three months ended March 31, 2012 totaled $1,602,364 consisting of borrowings on debt and convertible debt of $2,805,399, offset by payments on debt and convertible debt of $680,303 and payments on related party debt of $522,732. Financing activities for the three months ended March 31, 2011 consisted of borrowings on debt of $2,300 and advances from related parties of $86,736. From inception through March 31, 2012, net cash provided by financing activities totaled $4,727,740 due to loans and advances from related and third parties and cash received for the sale of common stock.

Cash Position and Outstanding Indebtedness

Our total indebtedness at March 31, 2012 was $5,283,454, which consists entirely of current liabilities. Current liabilities consist primarily of accounts payable, accounts payable to related parties, short-term debt and convertible debt, convertible debt owed to related parties, accrued liabilities and derivative liabilities. At March 31, 2012, we had current assets of $129,641 in cash, $108,908 of deferred financing costs and $11,755 in prepaid expenses. Our working capital deficit at March 31, 2012 was $5,033,150. We had property, plant and equipment (net of accumulated depreciation) of $280 at March 31, 2012.

Contractual Obligations and Commitments

The following table summarizes our contractual cash obligations and other commercial commitments at March 31, 2012.

	Payments due by period
	Total	Less than 1 year	1 to 3 years	3 to 5 years	After 5 years
Facility lease (1)	$5,883	$5,883	$-	$-	$-
Total contractual cash obligations	$5,883	$5,883	$-	$-	$-

 (1) Our New York lease expired December 31, 2011, and was extended for a six month period at a 10% increase in the rent.

SAIC Energy Environment & Infrastructure (SEE&I), our engineering consultant has tentatively estimated construction costs for each one million short ton coal complete cleaning facility of approximately $250 million (excluding land costs) or costs for a similar size Pristine-M-only facility of approximately $45-50 million (excluding land costs). Under the terms of our consulting agreement with SEE&I, we are obligated to pay to SEE&I a fee representing five percent of all gross revenues received by us from the sale of our technology, the operation of franchised plants utilizing the technology, or revenue received on any other basis that is related to the technology. This fee will remain in effect for a period of 15 years, commencing from the date that we receive our initial revenue stream from operations. All intellectual property rights associated with new art developed by SEE&I remain our property, however SEE&I would have a “right to use” the intellectual property provided they are deployed in non-competitive projects.

For its ASEAN region joint venture initiative, the Company has negotiated an Operating Agreement that governs the operations of a joint venture company already established in Singapore that will trade under the name Good Coal PTE with a mission to develop deploy and market their Pristine M technology throughout the ASEAN region (including Indonesia, the Philippines, Cambodia, Vietnam, Malaysia, Brunei, Thailand, Laos and Myanmar). The joint venture company (“JV”) will be 55% AGPL and 45% Clean Coal. For its 55% holding, AGPL has committed to contribute US $4,000,000 to the JV.  Of this, US $2,000,000 will be used to fund the construction of a 1:10-scale pilot plant in Oklahoma. The remaining US $2,000,000 represents a one-time license fee to be paid to Clean Coal upon successful commissioning of the pilot plant.

Construction of the pilot plant in Oklahoma will commence immediately upon execution of an EPC contract and a down payment to SAIC Energy Environment & Infrastructure (“SAIC”) by the JV. It is expected that the EPC contract will be formalized in May and construction of the plant will begin in June.  Under the binding terms of the agreement, AGPL will pay a US $1.00 (one dollar) per ton ongoing royalty fee for all coal processed from AGPL majority-owned mines, with a waiver for the first two million tons of coal produced.

For its 45% interest in the joint venture, the Company will contribute a 25-year exclusive license to develop, market and deploy Pristine M Technology, covering the ASEAN countries including Indonesia, the Philippines, Cambodia, Vietnam, Malaysia, Brunei, Thailand, Laos and Myanmar. Clean Coal has also committed to cover pilot plant construction costs, if any, above US $2,000,000.

As part of the agreement, AGPL has made an investment of two million US Dollars ($2,000,000) in Clean Coal.  For this investment, the Company has issued AGPL a convertible debenture that will represent, upon conversion and subject to the availability of authorized capital and the terms of the debenture, 6.7 % of the outstanding shares of the Company as of the effective date of the binding terms agreement. AGPL will also nominate a board member to be appointed to the Company’s board of directors. The Company has also agreed to issue an option to AGPL to purchase an additional equity stake, to increase AGPL’s equity stake up to a total of 19.99% of the Company’s outstanding stock, at a discount to the market price at the date of exercise of the option. Both the conversion of the debenture and the exercise of the option are conditioned on Clean Coal having available authorized capital to issue the requisite shares. In order to do so, the Company intends to hold a shareholders’ meeting and seek to obtain shareholder approval as soon as possible. We are also actively pursuing technology license and royalty agreements in order to begin construction of other facilities without incurring the capital costs associated with the construction of future plants.

In March 2012, the Company entered into a Representative Agreement with Cross Border Associates from Singapore, represented by their managing Director Mr. Ravi Gopalan for the specific purpose of concluding the Archean transaction. Cross Border Associates had introduced Archean to the Company in January and when it became clear that a transaction would transpire we signed the agreed Representative Agreement. The Agreement provides for Cross Border associates to receive a 6% fee on the first USD 6,000,000 received by the Company / SAIC. We have a right to elect to pay in cash or stock.

In March of 2012 CCTI agreed to pay Mr. SK Grover, our representative in India a monthly retainer of $6,000 commencing in April 2012. His agreement was amended accordingly.

Based on our current operational costs and including the capital requirements for our project deployments, we estimate we will need a total of approximately $3,500,000 to fund the Company for the balance of fiscal year 2012 and an additional $5,000,000 to continue for the following fiscal year (2013) or until an initial commercial is up and running. At this filing date, we do not have commitments for funding but intend to seek sufficient debt or equity funding to meet both our capital contribution deadlines and funding sufficient for our operations. We are also actively pursuing technology license and royalty agreements in order to begin construction of other facilities without incurring the capital costs associated with the construction of future plants.

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

ITEM 4. CONTROLS AND PROCEDURES

As of March 31, 2012, we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer (the same person), of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Exchange Act Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended. Based on this evaluation, management concluded that our financial disclosure controls and procedures were not effective due to our limited internal resources and lack of ability to have multiple levels of transaction review. We presently have only one officer and one employee. Inasmuch as there is no segregation of duties within the Company, there is no management oversight, no control documentation being produced, and no one to review control documentation if it was being produced.

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

The market for our technology is highly competitive on a global basis, with a number of competitors having significantly greater resources and more established market penetration than us. Because of greater resources and more widely accepted brand names, many of our competitors may be able to adapt more quickly to changes in the markets we have targeted or devote greater resources to the development and sale of new technology products. Our ability to compete is dependent on our emerging technology that may take some time to develop market acceptance. To improve our competitive position, we may need to make significant ongoing investments in service and support, marketing, sales, research and development and intellectual property protection. We may not have sufficient resources to continue to make such investments or to secure a competitive position within the market we target.

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

We have incurred net losses of $173,534,653 since inception. The net losses to date include large non-cash expenses recorded for share-based compensation for consultants and officer compensation. However, in addition to the non-cash expenses, we had other operating expenses, all funded through loans from existing shareholders. In order to meet our current operating budget and anticipated contractual obligations, we estimate that we will need an additional $1,310,005 for the balance of 2012, and $4,500,890 for 2013, based on our current contractual obligations. At March 31, 2012, we had total liabilities of $5,283,454 and cash of only $129,641. If we cannot obtain adequate financing from new funding sources, we will be unable to continue operations or meet our contractual obligations.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

There were no sales of unregistered securities for the three months ended March 31, 2012.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 5. OTHER INFORMATION

The Company has announced that it will hold a shareholders’ meeting on Tuesday, June 26, 2012 at Doubletree by Hilton Metropolitan New York, 569 Lexington Ave, New York, NY 10022, on Tuesday, June 26, at 10:00 am, Eastern Time, to:

1. Elect three directors to serve until the 2013 Annual Meeting of Stockholders;

2. Ratify the selection of MaloneBailey, LLP as the Company’s independent auditor for the Company’s fiscal year ending December 31, 2012;

3. Approve an increase of the Company’s authorized common stock from 600,000,000 shares to 975,000,000 shares; and

4. Transact such other business as may properly come before the Annual Meeting or any adjournment thereof.

The foregoing matters are described in more detail in the Company’s Definitive Proxy Statement filed May 4, 2012.

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

Clean Coal Technologies

Date: May 14, 2012	By:	/s/ Robin Eves
Robin Eves
President, CEO, and Acting Chief Financial Officer