Form 10-Q
period 2012-06-30
Clean Coal Technologies Inc.
filed 2012-08-14
CIK 1445109

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

FORM 10-Q

(Mark One)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: June 30, 2012

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

The number of shares outstanding of Registrant’s Common Stock as of August 10, 2012: 677,311,650

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

Clean Coal Technologies, Inc.
(A Development Stage Company)
Balance Sheets
(Unaudited)

	June 30,	December 31,
	2012	2011
ASSETS
Current Assets
Cash	$5,991	$8,342
Prepaid expenses	26,755	16,405
Other current assets	450	-
Deferred financing costs	17,143	-
Total Current Assets	50,339	24,747

Property, plant and equipment, net of accumulated depreciation of $790 and $688, respectively	229	331

Total Assets	$50,568	$25,078

LIABILITIES AND STOCKHOLDERS' DEFICIT
Current Liabilities
Accounts payable	$543,419	$427,850
Accounts payable to related parties	783,777	613,961
Accrued liabilities	546,710	703,172
Short-term convertible debt	2,014,286	50,000
Short-term debt, net of unamortized discounts of $0 and $54,919, respectively	-	367,384
Convertible debt owed to related parties	-	380,000
Debt owed to related parties	-	522,732
Derivative liabilities	-	-
Total Current Liabilities	3,888,192	3,065,099

Stockholders’ Deficit:
Common stock, $0.00001 par value; 975,000,000 shares authorized,677,311,650 and 593,784,000 shares issued and outstanding, respectively	6,774	5,938
Additional paid-in capital	201,758,600	196,554,117
Deficit accumulated during the development stage	(205,602,998)	(199,600,076)
Total Stockholders' Deficit	(3,837,624)	(3,040,021)
Total Liabilities and Stockholders' Deficit	$50,568	$25,078

The accompanying notes are an integral part of these unaudited financial statements.

Clean Coal Technologies, Inc.
(A Development Stage Enterprise)
Statements of Expenses
(Unaudited)

					October 20,
					1997
					(Inception)
	Three Months Ended		Six Months Ended		Through
	June 30,		June 30,		June 30,
	2012	2011	2012	2011	2012

Operating Expenses:
General and administrative	$323,451	$346,161	$1,104,437	$458,211	$4,820,321
Research and development	-	-	-	-	374,912
Consulting services	2,488,209	613,849	3,017,403	1,216,413	177,298,868

Loss from Operations	(2,811,660)	(960,010)	(4,121,840)	(1,674,624)	(182,494,101)

Other Income (Expenses):
Interest expense	(1,856,866)	(15,664)	(2,230,208)	(34,471)	(2,899,779)
Other expenses	-	-	-	-	(18,985)
Other income	-	-	-	-	7,540
Gain (loss) on extinguishment of debt	130,639	-	130,639	-	(15,968)
Gain on change in fair value of derivative liabilities	468,215	-	218,487	-	7,816,968
Total Other Income (Expense)	(1,258,012)	(15,664)	(1,881,082)	(34,471)	4,889,776

Net Loss	$(4,069,672)	$(975,674)	$(6,002,922)	$(1,709,095)	$(177,604,325)

Net loss per share - basic and diluted	$(0.01)	$(0.00)	$(0.01)	$(0.00)

Weighted average shares outstanding - basic and diluted	601,271,930	556,261,615	600,713,381	547,194,158

The accompanying notes are an integral part of these unaudited financial statements.

Clean Coal Technologies Inc
(A Development Stage Company)
Statement of Stockholders' Deficit
(Unaudited)

				Deficit
				Accumulated
			Additional	During the
	Common Stock		Paid-In	Development	Stockholders'
	Shares	Amount	Capital	Stage	Deficit

Balances at December 31, 2011	593,784,000	$5,938	$196,554,117	$(199,600,076)	$(3,040,021)

Common stock issued for services	35,850,332	359	1,668,112	-	1,668,471

Common stock issued with debt	3,160,000	32	81,889	-	81,921

Common stock issued for debt, interest and accrued liabilities	30,683,318	307	918,952	-	919,259

Common stock issued for resolution of derivative liabilities	13,834,000	138	691,562	-	691,700

Derivative liabilities	-	-	(156,032)	-	(156,032)

Debt discount due to beneficial conversion feature	-	-	2,000,000	-	2,000,000

Net loss	-	-	-	(6,002,922)	(6,002,922)

Balances at June 30, 2012	677,311,650	$6,774	$201,758,600	$(205,602,998)	$(3,837,624)

The accompanying notes are an integral part of these unaudited financial statements.

Clean Coal Technologies Inc
(A Development Stage Enterprise)
Statements of Cash Flows
(Unaudited)

			October 20, 1997
			(Inception)
	Six Months Ended		Through
	June 30,		June 30,
	2012	2011	2012

CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(6,002,922)	$(1,709,095)	$(177,604,325)
Adjustment to reconcile net loss to net cash used in operating activities:
Depreciation expense	102	102	6,110
Amortization of debt discounts	2,039,006	-	2,052,318
Amortization of deferred financing costs	102,857	-	102,857
Shares issued for settlement of lawsuit	-	-	2,500
Shares issued for services	1,668,471	932,039	155,741,239
Derivative liabilities recorded as compensation expense	566,275	-	566,275
Warrant and option expense	-	-	16,490,517
(Gain) Loss on extinguishment of debt	(130,639)	-	15,968
Loss on shares issued for debt	-	-	35,287
Beneficial conversion feature on converted debt	-	-	50,000
Interest expense paid in shares	-	-	235,831
Interest converted to debt	-	-	117,392
Gain on write-off of accounts payable	-	-	(87,404)
Write-off of asset	-	-	16,015
(Gain) loss on change in fair value of derivative liabilities	(218,487)	-	(7,816,968)
Changes in operating assets and liabilities:
Prepaid expenses and other current assets	(10,800)	-	(38,220)
Accounts payable	115,569	64,239	659,156
Accounts payable - related party	169,816	456,550	3,944,995
Accrued expenses	(59,205)	37,759	550,047
Net Cash Used in Operating Activities	(1,759,957)	(218,406)	(4,960,410)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of fixed assets	-	-	(6,339)
Investment in joint venture	-	-	(5,000)
Net Cash Used in Investing Activities	-	-	(11,339)

CASH FLOWS FROM FINANCING ACTIVITIES:
Advances from related parties	-	220,655	696,000
Proceeds from the sale of common stock	-	-	80,000
Borrowings on debt	708,000	2,300	1,180,800
Borrowings on convertible debt	2,252,641	-	2,397,399
Payments on debt	(655,303)	-	(705,303)
Payments on convertible debt	(25,000)	-	(25,000)
Borrowings on related party debt	-	-	1,499,576
Borrowings on related party convertible debt	-	-	380,000
Payments on related party debt	(522,732)	-	(525,732)
Net Cash Provided by Financing Activities	1,757,606	222,955	4,977,740

NET CHANGE IN CASH AND CASH EQUIVALENTS	(2,351)	4,549	5,991
CASH AND CASH EQUIVALENTS - beginning of period	8,342	5,446	-
CASH AND CASH EQUIVALENTS - end of period	$5,991	$9,995	$5,991

The accompanying notes are an integral part of these unaudited financial statements.

Clean Coal Technologies Inc
(A Development Stage Enterprise)
Statements of Cash Flows (Continued)
(Unaudited)

			October 20, 1997
			(Inception)
	Six Months Ended		Through
	June 30,		June 30,
	2012	2011	2012

SUPPLEMENTAL DISCLOSURES:
Cash paid for interest	$21,904	$3,301	$25,938
Cash paid for income taxes	-	-	-

NON-CASH INVESTING AND FINANCING ACTIVITIES:
Derivative liabilities recorded in additional paid-in capital	$156,032	$-	$156,032
Derivative liabilities recorded as debt discounts	187,880	-	187,880
Common stock issued with debt	81,921	-	150,152
Deferred financing costs accrued	120,000	-	120,000
Forgiveness of related party debt and accrued interest	-	-	69,553
Derivative liability removed due to warrants exercised	-	-	36,890,709
Cumulative effect of change in accounting principle	-	-	44,489,190
Preferred stock issued for related party debt	-	-	380,837
Preferred stock converted to common stock	-	-	481
Accrued interest converted to debt	94,758	-	-
Accrued interest converted to related party debt	-	-	-
Payables converted to debt	-	-	28,333
Related party payables and advances converted to debt	-	-	3,196,664
Common stock issued for debt, liabilities and accrued interest	667,399	31,530	2,774,889
Common stock issued for related party debt, liabilities and accrued interest	382,499	1,187,945	682,731
Common stock issued in resolution of derivative liabilities	691,700	-	691,700
Debt discounts due to beneficial conversion features	2,000,000	-	2,000,000

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

Clean Coal values its derivative liabilities using the closing stock price of Clean Coal’s common stock. Accordingly, Clean Coal’s derivative liabilities are classified as level 1. As of June 30, 2012 the derivative liabilities were resolved and there were no instruments subject to ASC 820 as of June 30, 2012 or December 31, 2011.

NOTE 2: GOING CONCERN

The accompanying financial statements have been prepared on a going concern basis of accounting which contemplates continuity of operations, realization of assets, liabilities, and commitments in the normal course of business. The accompanying financial statements do not reflect any adjustments that might result if the Clean Coal is unable to continue as a going concern. Clean Coal has an accumulated deficit and a working capital deficit as of June 30, 2012 with no significant revenues anticipated for the near term. Management believes Clean Coal will need to raise capital in order to operate over the next 12 months. As shown in the accompanying financial statements, Clean Coal has also incurred significant losses since inception. Clean Coal’s continuation as a going concern is dependent upon its ability to generate sufficient cash flow to meet its obligations on a timely basis and ultimately to attain profitability. Clean Coal has limited capital with which to pursue its business plan. There can be no assurance that Clean Coal’s future operations will be significant and profitable, or that Clean Coal will have sufficient resources to meet its objectives. These conditions raise substantial doubt as to Clean Coal’s ability to continue as a going concern. Management may pursue either debt or equity financing or a combination of both, in order to raise sufficient capital to meet Clean Coal’s financial requirements over the next twelve months and to fund its business plan. There is no assurance that management will be successful in raising additional funds.

NOTE 3: RELATED PARTY TRANSACTIONS

Debt from related parties

A summary of the debt from related parties outstanding as of June 30, 2012 and December 31, 2011 is as follows:

DATE OF NOTE	TO WHOM	MATURITY DATE	INTEREST RATE	June 30, 2012	December 31, 2011

June 30, 2008	Equimune Research Corp	June 30, 2010	10%	$-	$252,641
September 30, 2009	Enviro Fuels MfgInc	Demand	0%	-	98,091
September 30, 2009	Enviro Fuels MfgInc	Demand	0%	-	500
October 31, 2009	Enviro Fuels MfgInc	Demand	0%	-	3,000
November 30, 2009	Enviro Fuels MfgInc	Demand	0%	-	500
March 8, 2010	Enviro Fuels MfgInc	September 8, 2010	10%	-	25,000
July 1, 2011	Out of The Chute LLC	June 30, 2012	8%	-	380,000
July 22, 2011	Robin Eves	October 31, 2011	12.5%	-	143,000
				$-	$902,732

All of the related party notes listed above are unsecured. The Company made an aggregate of $522,732 in cash repayments on the related party notes for the six months period ended June 30, 2012. The $380,000 note became convertible into common stock at $0.018 on January 1, 2012. Clean Coal evaluated the note for a beneficial conversion feature under ASC 470-20 on the date of the note and determined that none existed. The note holder agreed to extend the maturity date of the note for an additional six months or until shareholder approval of an increase to the authorized stock of the Company, whichever occurs first. The note of $380,000 and the related accrued interest of $2,499 were converted into 21,249,923 shares of common stock on June 28, 2012.

Accounts payable from related parties

At June 30, 2012 and December 31, 2011, unpaid services provided by related parties totaled $783,777 and $613,961.

NOTE 4: SHORT-TERM DEBT

As of June 30, 2012 and December 31, 2011, the aggregate unpaid principal of outstanding notes payable (including convertible debt) was $2,014,286 and $417,384, respectively. The notes are unsecured, bear interest between 0% and 15% per annum and mature between on demand and December 31, 2012. During the six months ended June 30, 2012, the Company made cash payments totaling $680,303 on their outstanding notes payable.

$25,000 of the outstanding notes at June 30, 2012 becomes convertible into common stock in August 2012 at $0.014 per share. Clean Coal evaluated the note for a beneficial conversion feature under ASC 470-20 on the date of the note and determined that none existed.

During the six months ended June 30, 2012, Clean Coal borrowed an aggregate of $458,000 under multiple notes. The notes are unsecured, bear interest at 10%, beginning between March 1, 2012 and April 1, 2012, and matured March 31, 2012. In connection with the notes, Clean Coal agreed to issue the lenders an aggregate of 7,200,000 common shares. 3,160,000 shares were issued. The other 4,040,000 common shares were in excess of Clean Coal’s authorized stock and were accounted for as a derivative liability (see Note 5). The relative fair value of the 3,160,000 shares was determined to be $81,921 and was recorded as loan discounts. The fair value of the 4,040,000 common shares was determined to be $205,160 of which $187,880 was recorded as loan discounts and $17,280 was expensed as a loss on derivative liabilities. The discounts are being amortized over the life of the loans using the effective interest rate method and were fully amortized during the six months ended June 30, 2012. During June 2012, $200,000 of these notes was extinguished through the issuance of 4,000,000 common shares. The fair value of the shares was determined to be $227,600 resulting in a loss on extinguishment of $27,600.

On March 20, 2012, the Company borrowed $2,000,000 under a promissory note. The note is unsecured, bears no interest and matures July 17, 2012. The note becomes convertible into 6.7% of the fully diluted outstanding common stock of the Company upon shareholder approval of an increase to the authorized stock of the Company. Clean Coal incurred financing costs of $120,000 associated with this note which is being amortized over the life of the note. During the six months ended June 30, 2012, amortization expense of $102,857 was recorded on these deferred financing costs. During June 2012, the Company increased the authorized stock of the company whereby the note became convertible. The 6.7% of the fully diluted outstanding common stock on the date of the increase was determined to be 48,528,082 shares. Clean Coal evaluated the note for a beneficial conversion feature under ASC 470-20 as of the date of the note and determined that a beneficial conversion feature existed. The intrinsic value of the beneficial conversion feature was determined to be $2,000,000, and was recognized as a discount to the debt that is being amortized using the effective interest method over the life of the note. During the six months ended June 30, 2012, amortization of $1,714,286 was recorded against this discount.

On March 30, 2012, the Company borrowed $347,399 under a promissory note. $94,758 of the borrowing consisted of accrued interest that was converted to loan principal. The note is unsecured, bears interest at 10% per annum beginning June 30, 2012 and matures December 31, 2012. The note becomes convertible into common stock on September 30, 2012 at $0.08 per share if the note is not repaid prior to maturity. Clean Coal evaluated the note for a beneficial conversion feature under ASC 470-20 on the date of the note and determined that a beneficial conversion feature exists. The intrinsic value of the beneficial conversion feature was determined to be $21,712 and it will be recognized upon the note becoming convertible. During June 2012, this note was extinguished through the issuance of 4,342,485 shares of common stock. The fair value of the stock on extinguishment date was determined to be $247,087 resulting in a gain on extinguishment of $100,312.

During April 2012, Clean Coal borrowed an aggregate of $250,000 under two promissory notes. The notes are unsecured, mature in May 2012 and bear interest at 10%. As of June 30, 2012, the notes were past due and due on demand.

NOTE 5: DERIVATIVE LIABILITIES

During the six months ended June 30, 2012, the Company committed to issue more common shares than its authorized amount through the issuance of common stock with debt, stock for services and through the vesting of a stock option bonus to the Company’s Chief Executive Officer. If the shares had been issued, the Company would have exceeded its authorized common stock on January 31, 2012. Therefore, all issuances after this date were accounted for as derivative liabilities through June 26, 2012 when the authorized common stock was increased to 975,000,000. The shares in excess of the authorized common stock were determined in chronological order based upon the date the obligation to issue the shares took place.

On January 31, 2012, the 4,000,000 common shares vested under a stock bonus granted to the Company’s Chief Executive Officer. 1,056,000 of these shares were reported as issued and the remaining 2,944,000 were accounted for as a derivative liability as they were in excess of the authorized shares. The fair value of these 2,944,000 common shares was determined to be $156,032 as of January 31, 2012 and $147,200 as of June 26, 2012 using the closing price of Clean Coal’s common stock.

Between February 1, 2012 and June 26, 2012, the Company reported as issued an aggregate of 4,040,000 common shares with debt in excess of the authorized shares. The fair value of the 4,040,000 common shares was determined to be $205,160 on the date of the loans using the closing price of Clean Coal’s common stock of which $187,880 was recorded as loan discounts and $17,280 was expensed as a loss on derivative liabilities. On June 26, 2012, the fair value of the 4,040,000 common shares was determined to be $202,000 using the closing price of Clean Coal’s common stock.

Between February 1, 2012 and June 26, 2012, the Company reported as issued an aggregate of 6,850,000 common shares for services provided to the company. The fair value of the 6,850,000 common shares was determined to be $566,275 grant dates and was expensed as compensation expense. On June 26, 2012 the fair value of the 6,850,000 common shares was determined to be $342,500 using the closing price of Clean Coal’s common stock.

On June 26, 2012, the company increased the authorized common shares to 975,000,000 shares. As a result of the increase, the Company issued these 13,834,000 common shares. On June 26, 2012, the aggregate fair value of the derivative liabilities was determined to be $691,700 and was recorded against additional paid-in capital. There are no derivative liabilities outstanding as of June 30, 2012 because the Company has sufficient authorized common shares to cover its outstanding issuances and convertible instruments.

NOTE 6: EQUITY TRANSACTIONS

Common Stock

During the six months ended June 30, 2012, the Company issued 35,850,332 common shares for services valued at $1,668,471, 3,160,000 common shares with debt valued at $81,921, 30,683,318 common shares for debt, interest, and accrued liabilities valued at $919,259 which resulted in a net gain on extinguishment of $130,639 during the six months ended June 30, 2012, and issued 13,834,000 common shares valued at $691,700 for the resolution of derivative liabilities. See Note 5 regarding the shares issued for the resolution of the derivative liabilities.

NOTE 7: SUBSEQUENT EVENTS

In July 2012, as per contractual terms in the Joint Venture Agreement with Archean Group, the Company entered into three year employment agreements with its Chief Executive Officer and its Chief Operating Officer.  Each officer was granted 8,000,000 common shares and options to purchase 16,000,000 common shares.  8,000,000 of the common stock options are exercisable at $0.20 a share, vest on June 30, 2013 and expire June 30, 2018.  The remaining 8,000,000 common stock options are exercisable at $0.35 a share, vest on June 30, 2014 and expire June 30, 2019.

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

In September 2011, we filed a provisional application for a patent on a new technology known as Pristine M. The new technology is a moisture substitution technology that, owing to the superior quality of the product and attractive economics, is expected to be highly successful in the moisture removal business globally.  The attractiveness of the Pristine-M technology has culminated in our success attracting strategic partnerships, including with the Archean Group and Jindal Steel & Power, discussed below.

Current or Pending Projects.

We have dedicated maximum effort to develop a global commercial platform around a series of strategic partnerships.

For our ASEAN region joint venture initiative, we have entered into a joint venture with the Archean Group (“AGPL”) to develop deploy and market our Pristine M technology throughout the ASEAN region (including Indonesia, the Philippines, Cambodia, Vietnam, Malaysia, Brunei, Thailand, Laos and Myanmar). The joint venture company, Good Coal PTE (“JV” or “Good Coal”) is owned 55% by AGPL and 45% by Clean Coal.

For its 55% holding, AGPL has committed to contribute US $4,000,000 to the JV.  Of this, US $2,000,000 will be used to fund the construction of a 1:10-scale pilot plant in Oklahoma. The pilot plant project commenced immediately upon execution of an EPC contract and the receipt of the first scheduled payment of $200,000 received by SAIC Energy Environment & Infrastructure (“SAIC”) by the JV.

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

As part of the agreement, AGPL has made an investment of two million US Dollars ($2,000,000) in Clean Coal.  For this investment, we have issued AGPL a convertible debenture, amended on July 5, 2012, which will represent, upon conversion 48,528,082 shares, or 6.7 % of the outstanding shares of the Company as of June 26, 2012. AGPL will also nominate a board member to be appointed to our board of directors. We have also agreed to issue an option to AGPL to purchase an additional equity stake, to increase AGPL’s equity stake up to a total of 19.99% of the Company’s outstanding stock, at a discount to the market price at the date of exercise of the option.

In addition to the JV agreement detailed above, we have signed a 25-year Technology License Agreement (“TLA”) with Jindal Steel and Power, Ltd. (“Jindal”). Under the TLA, the Company will receive an on-going royalty fee of one dollar ($1.00) per metric ton on all coal processed from Jindal majority-owned mines in the ASEAN region, up to four million tons or four million dollars ($4,000,000) per annum with a waiver of additional royalty fees on further processed coal up to a total of eight million tons per year. If coal processing increases above eight million tons per year, the royalty will be reinstated and the parties have agreed to review the rate.

Jindal will also pay the Company a one-time license fee of seven-hundred and fifty thousand dollars ($750,000).  The license fee will be paid in two installments as follows: a) three-hundred and seventy-five thousand dollars ($375,000) upon signing of a pilot plant construction contract and b) three-hundred and seventy-five thousand dollars ($375,000) upon the successful testing of Jindal's Indonesian coal at the pilot plant.

Other Projects.

Pending resolution of legalities surrounding the change in ownership of the interests of the Chinese partner in the Inner Mongolia joint venture company in which we held a 25% stake, we expect to transition the Company’s involvement from full joint venture partner to merely a licensor.  Although the proposed project has all permits fully approved, there has been no recent activity to move the project forward.

We are continuing our discussions with a large Philippine group that has indicated its desire to move forward once our pilot plant has been successfully commissioned.

In our continued effort to expand global awareness for our technology and to build a potential pipeline of business for when the 1;10 scale plant is successfully commissioned CCTI has signed an NDA with a company in Australia that has significant coal assets in Southern Australia. We have also signed NDA’s with two major Russian coal companies, one with a company in Serbia and another with a major Indian conglomerate. In each case we are in the early stages of exchanging information and determining how best our technology might be deployed

Consultants.

In April, we engaged Maxim Group, LLC, an investment bank headquartered in Manhattan, and a specialist in the small and midcap market. Maxim will be advising us on all financial aspects of our business.

In May, we engaged Trilogy Capital Partners, an investment relations firm that specializes in our sector. As we enter the critical development stage for our technology it is vital that our story is professionally and clearly articulated in the market place by a nationally recognized firm.

Our agreement with MMB Global Advisors has finished its term. MMB has been a major contributor in assisting us to finalize the agreements with AGPL and Jindal discussed above. MMB continues to look for commercial opportunities in India, China, Indonesia and Mongolia.

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

For the Three and Six Months Ended June 30, 2012 and June 30, 2011

Revenues

We have generated no revenues for the six months ended June 30, 2012 and the same period in 2011 and do not anticipate initial license  revenues until approximately  the third or fourth quarter of 2012, and do not expect to receive any significant royalty fees for approximately 24 months thereafter.

Operating Expenses

Our operating expenses for the three and six months ended June 30, 2012 totaled $2,811,660 and $4,121,840 respectively compared to $960,010 and $1,674,624 respectively for the same periods in the prior year. The primary component of the operating expenses in both periods was for shares issued for services, officers’ salaries and consulting fees. The significant increase in operating expenses for the 2012 fiscal period is due mainly to an increase in officers’ salaries.

We recorded stock-based compensation of $2,234,746 for the six months ended June 30, 2012, compared to $932,039 respectively for the same period in the prior year. In addition, during the six months ended June 30, 2012, we issued 2,000,000 shares to our Advisor to the Board of Directors, Ignacio Ponce de Leon, under a stock bonus that vested during the six months ended June 30, 2012. $276 was expensed under this bonus during the six months ended June 30, 2012.

Other than the expense recorded for stock compensation during three and six months ended June 30, 2012, operating expenses consisted of $323,450 and $1,104,436 respectively in general and administrative expenses and $1,569,807 and 2,084,488 respectively of legal and consulting fees. In the same periods in 2011, our operating expenses included $346,161 and $458,211 respectively in general and administrative expenses.

All Board of Directors’ cash fees have been accrued as of this date. Our CEO and President, Robin Eves, our Chief Operations Officer and Ignacio Ponce de Leon are not compensated for their participation on our Board.

Employees

As of June 30, 2012, we have two full-time executives, and one full-time administrative employee. President and CEO Robin Eves, and Chief Operations Officer, Ignacio Ponce de Leon have written employment agreements. Our administrative employee is at-will. Messrs. Eves and Ponce de Leon received no compensation for their participation on the Board of Directors. We have an oral consulting agreement with C.J. Douglas, a shareholder who provides services that support our administrative and accounting functions on a month-to-month basis, at $20,000 per month.

The terms of the agreements described above were negotiated by and between the individuals and our Board of Directors based on the qualifications and requirements of each individual and the needs of the company.

Net Income/Loss

For the three and six months ended June 30, 2012 we experienced net losses of $4,069,672 and $6,002,922 respectively and $975,674 and $1,709,095 respectively for the same periods for the prior year. For the three and six months ended June 30, 2012 we incurred losses from operations of $2,811,660 and $4,121,840 respectively and $960,010 and $1,674,624 respectively for the three and six months ended June 30, 2011. We incurred interest expense of $1,856,866 and $2,230,208 for the three and six months ended June 30, 2012, and $15,664 and $34,471 for the three and six months ended June 30, 2011.

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

Liquidity and Capital Resources

We have generated no revenues since inception. We have obtained cash for operating expenses solely through advances and/or loans from affiliates and stockholders, a single stock sale totaling $80,000, and the issuance of a $2,000,000 convertible debenture to AGPL as described above.

Net Cash Used in Operating Activities. Our primary sources of operating cash during the six months ended June 30, 2012, was borrowings on debt. Our primary uses of funds in operations were payments made to our consultants and employees, as well as travel and office expenses.

Net cash used in operating activities was $1,759,957 for the six months ended June 30, 2012 compared to net cash used of $218,406 for the same period in 2011. Non-cash items in 2012 included shares issued for services valued at $1,668,471, derivative liabilities recorded as compensation expense of $566,275, amortization of loan discounts of $2,039,006, amortization of deferred financing costs of $102,857, gain on derivative liabilities of $218,487, gain on extinguishment of $130,63 and depreciation expense of $102. During the six months ended June 30, 2012, we experienced an increase in prepaid expenses and other current assets of $10,800, a decrease in accounts payable of $115,569, an increase in related party payables of $169,816 and a decrease in accrued liabilities of $59,205. Net cash used in operating activities from inception through June 30, 2012 totaled $1,854,265.

Net Cash Used In Investing Activities. We used no cash in investing activities during the six months ended June 30, 2012 and 2011. From inception through June 30, 2012, net cash used in investing activities totaled $11,339 for the purchase of fixed assets, investments, and investment in joint venture.

Net Cash Provided by Financing Activities. Net cash provided by financing activities during the six months ended June 30, 2012 totaled $1,757,606 consisting of borrowings on debt and convertible debt of $2,960,641, offset by payments on debt and convertible debt of $680,303 and payments on related party debt of $522,732. Financing activities for the six months ended June 30, 2011 consisted of borrowings on debt of $2,300 and advances from related parties of $220,655. From inception through June30, 2012, net cash provided by financing activities totaled $4,977,740 due to loans and advances from related and third parties and cash received for the sale of common stock.

Cash Position and Outstanding Indebtedness

Our total indebtedness at June 30, 2012 was $3,888,192, which consists entirely of current liabilities. Current liabilities consist primarily of accounts payable, accounts payable to related parties, short-term debt and convertible debt, convertible debt owed to related parties, accrued liabilities and derivative liabilities. At June 30, 2012, we had current assets of $5,991 in cash, $17,143 of deferred financing costs, $450 of other current assets and $26,755 in prepaid expenses. Our working capital deficit at June 30, 2012 was $3,837,853. We had property, plant and equipment (net of accumulated depreciation) of $229 at June 30, 2012.

Contractual Obligations and Commitments

The following table summarizes our contractual cash obligations and other commercial commitments at June 30, 2012.

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

In March 2012, the Company entered into a Representative Agreement with Cross Border Associates from Singapore, represented by their managing Director Mr. Ravi Gopalan for the specific purpose of concluding the Archean transaction. Cross Border Associates had introduced Archean to the Company in January and when it became clear that a transaction would transpire we signed the agreed Representative Agreement. The Agreement provides for Cross Border associates to receive a 6% fee on the first USD $6,000,000 received by the Company / SAIC. We have a right to elect to pay in cash or stock.

In March of 2012 CCTI agreed to pay Mr. SK Grover, our representative in India a monthly retainer of $6,000 commencing in April 2012. His agreement was amended accordingly.

Our contract with Maxim Group, LLC includes the payment of $20,000 per month for the six month term of the agreement. Our contract with Trilogy Capital Partners includes the payment of $8,000 per month for the three month term of the agreement.

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

ITEM 4. CONTROLS AND PROCEDURES

As of June 30, 2012, we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer (the same person), of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Exchange Act Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended. Based on this evaluation, management concluded that our financial disclosure controls and procedures were not effective due to our limited internal resources and lack of ability to have multiple levels of transaction review. We presently have only one officer and one employee. Inasmuch as there is no segregation of duties within the Company, there is no management oversight, no control documentation being produced, and no one to review control documentation if it was being produced.

There were no changes in disclosure controls and procedures that occurred during the period covered by this report that have materially affected, or are reasonably likely to materially effect, our disclosure controls and procedures. We do not expect to implement any changes to our disclosure controls and procedures until there is a significant change in our operations or capital resources.

PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

Clean Coal Technologies, Inc., and our former Senior Managing Director, Douglas Hague, in addition to shareholder Larry Hunt and consultant CJ Douglas, were named as co-defendants in a lawsuit filed by a shareholder in the 15th Judicial Circuit Court in and for West Palm Beach County, Florida, Case No. 50 2010CA 028706XXXX MB on or about November 24, 2010. Plaintiff has not made a specific demand for damages; however, plaintiff has made a general demand for damages in order to meet the Court's jurisdictional limits, which is a standard disclosure. We vigorously defended this action that the Company and its attorneys regard as absolutely frivolous, baseless and without merit. On January 24, 2011 attorneys for the plaintiff agreed to the entry of an order dismissing their lawsuit, without prejudice, allowing them twenty days to file an Amended Complaint. Attorneys for the plaintiff filed an Amended Complaint on February 22, 2011 under the same case number. We will continue to vigorously defend the action and we do not believe that the action will be materially adverse to the company. Our attorneys have put the plaintiff’s counsel on notice of our intent to seek sanctions against both the plaintiff, and the plaintiff’s counsel pursuant to Florida Statute Sec.57.105. Further, we have moved to dismiss the action on the basis that the Plaintiff has procedurally, factually, and legally failed to state a cause of action up which relief can be granted. In the event that this case should be advanced, we believe that we have meritorious defenses to all claims; however, an adverse decision could materially and adversely impact us.

Douglas Hague and Clean Coal Technologies, Inc. were named in a complaint filed by the Securities and Exchange Commission (“SEC”) on June 4, 2012 in the United States District Court for the Southern District of Florida, Case No. 0:12-cv-61076-WJZ. The complaint alleged involvement in two fraudulent transactions of restricted stock in the total amount of $40,000 conducted in 2009 during a period when Mr. Hague was CEO and president of the Company. Mr. Hague is no longer associated with the Company. On August 13, 2012, the Company filed an answer to the complaint and is in active communication with the SEC seeking to settle the matter.

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

We have incurred net losses of $173,534,653 since inception. The net losses to date include large non-cash expenses recorded for share-based compensation for consultants and officer compensation. However, in addition to the non-cash expenses, we had other operating expenses, all funded through loans from existing shareholders. In order to meet our current operating budget and anticipated contractual obligations, we estimate that we will need an additional $1,310,005 for the balance of 2012, and $4,500,890 for 2013, based on our current contractual obligations. At June 30, 2012, we had total liabilities of $5,283,454 and cash of only $129,641. If we cannot obtain adequate financing from new funding sources, we will be unable to continue operations or meet our contractual obligations.

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

None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

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

Clean Coal Technologies

Date: August 14, 2012	By:	/s/ Robin Eves
Robin Eves
President, CEO, and Acting Chief Financial Officer