Form 10-Q
period 2012-09-30
Clean Coal Technologies Inc.
filed 2012-11-14
CIK 1445109

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

FORM 10-Q

(Mark One)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: September 30, 2012

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

The number of shares outstanding of Registrant’s Common Stock as of November 9, 2012: 751,067,644

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

Clean Coal Technologies, Inc.
Balance Sheets
(Unaudited)

	September 30,	December 31,
	2012	2011
ASSETS
Current Assets
Cash	$46,387	$8,342
Prepaid expenses	30,565	16,405
Other current assets	450	-
Total Current Assets	77,402	24,747

Property, plant and equipment, net of accumulated depreciation of $840 and $688, respectively	179	331

Total Assets	$77,581	$25,078

LIABILITIES AND STOCKHOLDERS' DEFICIT
Current Liabilities
Accounts payable	$482,326	$427,850
Accounts payable to related parties	865,903	613,961
Accrued liabilities	609,076	703,172
Short-term convertible debt	-	50,000
Short-term debt, net of unamortized discounts of $0 and $54,919, respectively	405,000	367,384
Convertible debt owed to related parties	-	380,000
Debt owed to related parties	15,000	522,732
Total Current Liabilities	2,377,305	3,065,099

Stockholders’ Deficit:
Common stock, $0.00001 par value; 975,000,000 shares authorized, 751,067,644 and 593,784,000 shares issued and outstanding, respectively	7,512	5,938
Additional paid-in capital	205,665,559	196,554,117
Accumulated deficit	(207,972,795)	(199,600,076)
Total Stockholders' Deficit	(2,299,724)	(3,040,021)
Total Liabilities and Stockholders' Deficit	$77,581	$25,078

The accompanying notes are an integral part of these unaudited financial statements.

Clean Coal Technologies, Inc.
Statements of Operations
(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2012	2011	2012	2011

License fee revenue	$375,000	$-	$375,000	$-
Gross profit	375,000	-	375,000	-

Operating Expenses:
General and administrative	273,599	328,644	1,378,036	786,855
Consulting services	2,129,625	500,824	5,147,028	1,717,237

Loss from Operations	(2,028,224)	(829,468)	(6,150,064)	(2,504,092)

Other Income (Expenses):
Interest expense	(341,573)	(17,643)	(2,571,781)	(52,114)
Gain (loss) on extinguishment of debt	-	-	130,639	-
Gain on change in fair value of derivative liabilities	-	-	218,487	-
Total Other Income (Expense)	(341,573)	(17,643)	(2,222,655)	(52,114)

Net Loss	$(2,369,797)	$(847,111)	$(8,372,719)	$(2,556,206)

Net loss per share - basic and diluted	(0.00)	(0.00)	(0.01)	(0.00)

Weighted average shares outstanding - basic and diluted	715,667,634	577,056,549	639,310,575	557,244,217

The accompanying notes are an integral part of these unaudited financial statements.

Clean Coal Technologies, Inc.
Statement of Stockholders' Deficit
(Unaudited)

			Additional
	Common Stock		Paid-In	Accumulated	Stockholders'
	Shares	Amount	Capital	Deficit	Deficit

Balances at December 31, 2011	593,784,000	$5,938	$196,554,117	$(199,600,076)	$(3,040,021)

Common stock issued for services	55,850,332	559	2,747,912	-	2,748,471

Common stock issued with debt	3,160,000	32	81,889	-	81,921

Common stock issued for debt, interest and accrued liabilities	84,479,312	845	3,001,344	-	3,002,189

Common stock issued for resolution of derivative liabilities	13,794,000	138	691,562	-	691,700

Derivative liabilities	-	-	(156,032)	-	(156,032)

Debt discount due to beneficial conversion feature	-	-	2,000,000	-	2,000,000

Options expense	-	-	744,767	-	744,767

Net loss	-	-	-	(8,372,719)	(8,372,719)

Balances at September 30, 2012	751,067,644	$7,512	$205,665,559	$(207,972,795)	$(2,299,724)

The accompanying notes are an integral part of these unaudited financial statements.

Clean Coal Technologies, Inc.
Statements of Cash Flows
(Unaudited)

	Nine Months Ended
	September 30,
	2012	2011

CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(8,372,719)	$(2,556,206)
Adjustment to reconcile net loss to net cash used in operating activities:
Depreciation expense	152	153
Amortization of debt discounts	2,324,720	-
Amortization of deferred financing costs	120,000	-
Shares issued for services	2,748,471	1,248,367
Derivative liabilities recorded as compensation expense	566,275	-
Warrant and option expense	744,767	-
Gain on extinguishment of debt	(130,639)	-
Gain on change in fair value of derivative liabilities	(218,487)	-
Changes in operating assets and liabilities:
Prepaid expenses and other current assets	(14,610)	(51,275)
Accounts payable	144,476	93,198
Accounts payable - related party	266,942	673,788
Accrued expenses	46,091	56,468
Net Cash Used in Operating Activities	(1,774,561)	(535,507)

CASH FLOWS FROM FINANCING ACTIVITIES:
Advances from related parties	-	213,586
Borrowings on debt	808,000	152,300
Borrowings on convertible debt	2,252,641	-
Payments on debt	(700,303)	-
Payments on convertible debt	(25,000)	-
Borrowings on related party debt	-	173,000
Payments on related party debt	(522,732)	-
Net Cash Provided by Financing Activities	1,812,606	538,886

NET CHANGE IN CASH AND CASH EQUIVALENTS	38,045	3,379
CASH AND CASH EQUIVALENTS - beginning of period	8,342	5,446
CASH AND CASH EQUIVALENTS - end of period	$46,387	$8,825

SUPPLEMENTAL DISCLOSURES:
Cash paid for interest	$36,808	$2,862
Cash paid for income taxes	-	-

NON-CASH INVESTING AND FINANCING ACTIVITIES:
Derivative liabilities recorded in additional paid-in capital	$156,032	$-
Derivative liabilities recorded as debt discounts	187,880	-
Common stock issued with debt	81,921	-
Deferred financing costs accrued	120,000	-
Accrued interest converted to debt	104,758	-
Payables converted to debt	90,000	-
Related party payables and advances converted to debt	15,000	380,000
Common stock issued for debt, liabilities and accrued interest	2,722,428	31,530
Common stock issued for related party debt, liabilities and accrued interest	410,400	1,187,945
Common stock issued in resolution of derivative liabilities	691,700	-
Debt discounts due to beneficial conversion features	2,000,000	-

The accompanying notes are an integral part of these unaudited financial statements.

Clean Coal Technologies, Inc.
Notes to Financial Statements
(Unaudited)

NOTE 1: BASIS OF PRESENTATION

The accompanying unaudited interim financial statements of Clean Coal Technologies, Inc. (“Clean Coal”) have been prepared in accordance with accounting principles generally accepted in the United States of America and the rules of the Securities and Exchange Commission, and should be read in conjunction with the audited financial statements and notes thereto contained in Clean Coal’s Annual Report on Form 10-K for the year ended December 31, 2011 filed with the SEC. In the opinion of management, the accompanying unaudited interim financial statements reflect all adjustments, consisting of normal recurring adjustments, necessary to present fairly the financial position and the results of operations for the interim period presented herein. The results of operations for interim periods are not necessarily indicative of the results to be expected for the full year or for any future period. Notes to the financial statements which would substantially duplicate the disclosure contained in the audited financial statements for fiscal 2011 as reported in the Form 10K have been omitted.

REVENUE RECOGNITION

The Company’s revenue relates to license fees received for the use of its technology. The license fee revenue requires no continuing performance on the Company’s part and is recognized upon receipt of the licensing fee and grant of the license.

During 2012, the Company granted a 25-year technology license agreement for a one-time license fee of $750,000. The first installment of the license fee $375,000 has been collected pursuant to the signing of a pilot plant construction contract and the balance of $375,000 will be due upon the successful testing of the pilot plant. In addition, under the technology license agreement, the Company will receive an on-going royalty fee of $1 per metric ton on all coal processed using the technology, up to $4,000,000 per annum.

NOTE 2: GOING CONCERN

The accompanying financial statements have been prepared on a going concern basis of accounting which contemplates continuity of operations, realization of assets, liabilities, and commitments in the normal course of business. The accompanying financial statements do not reflect any adjustments that might result if the Clean Coal is unable to continue as a going concern. Clean Coal has an accumulated deficit and a working capital deficit as of September 30, 2012 with no significant revenues anticipated for the near term. Management believes Clean Coal will need to raise capital in order to operate over the next 12 months. As shown in the accompanying financial statements, Clean Coal has also incurred significant losses since inception. Clean Coal’s continuation as a going concern is dependent upon its ability to generate sufficient cash flow to meet its obligations on a timely basis and ultimately to attain profitability. Clean Coal has limited capital with which to pursue its business plan. There can be no assurance that Clean Coal’s future operations will be significant and profitable, or that Clean Coal will have sufficient resources to meet its objectives. These conditions raise substantial doubt as to Clean Coal’s ability to continue as a going concern. Management may pursue either debt or equity financing or a combination of both, in order to raise sufficient capital to meet Clean Coal’s financial requirements over the next twelve months and to fund its business plan. There is no assurance that management will be successful in raising additional funds.

NOTE 3: RELATED PARTY TRANSACTIONS

Debt from related parties

A summary of the debt from related parties outstanding as of September 30, 2012 and December 31, 2011 is as follows:

DATE OF NOTE	TO WHOM	MATURITY DATE	INTEREST RATE	September 30, 2012	December 31, 2011

June 30, 2008	Equimune Research Corp	June 30, 2010	10%	$-	$252,641
September 30, 2009	Enviro Fuels MfgInc	Demand	0%	-	98,091
September 30, 2009	Enviro Fuels MfgInc	Demand	0%	-	500
October 31, 2009	Enviro Fuels MfgInc	Demand	0%	-	3,000
November 30, 2009	Enviro Fuels MfgInc	Demand	0%	-	500
March 8, 2010	Enviro Fuels MfgInc	September 8, 2010	10%	-	25,000
July 1, 2011	Out of The Chute LLC	June 30, 2012	8%	-	380,000
July 22, 2011	Robin Eves	October 31, 2011	12.5%	-	143,000
September 14, 2012	Out of The Chute LLC	December 10, 2012	10%	15,000	-
				$15,000	$902,732

All of the related party notes listed above are unsecured. The Company made an aggregate of $522,732 in cash repayments on the related party notes and converted a related part payable to debt of $15,000 during the nine months ended September 30, 2012. The $380,000 note became convertible into common stock at $0.018 on January 1, 2012. Clean Coal evaluated the note for a beneficial conversion feature under ASC 470-20 on the date of the note and determined that none existed. The note holder agreed to extend the maturity date of the note for an additional six months or until shareholder approval of an increase to the authorized stock of the Company, whichever occurs first. The note of $380,000 and the related accrued interest of $2,499 were converted into 21,249,923 shares of common stock on June 28, 2012 andthe remaining accrued interest on this note of $27,901 was converted to 1,550,077 common shares on August 23, 2012.

Accounts payable from related parties

At September 30, 2012 and December 31, 2011, unpaid services provided by related parties totaled $865,903 and $613,961, respectively.

NOTE 4: SHORT-TERM DEBT

As of September 30, 2012 and December 31, 2011, the aggregate unpaid principal of outstanding notes payable (including convertible debt) was $405,000 and $417,384, respectively. The notes are unsecured, bear interest between 0% and 20% per annum and mature between on demand and December 31, 2012. During the nine months ended September 30, 2012, the Company made cash payments totaling $725,303 on their outstanding notes payable.

$50,000 of the outstanding notes at December 31, 2011 became convertible into common stock in August 2012 at $0.013 and $0.014 per share. Clean Coal evaluated the notes for a beneficial conversion feature under ASC 470-20 on the date of the note and determined that none existed. These notes and their accrued interest of $5,027 were converted into an aggregate of 3,717,835 common shares during September 2012.

During the nine months ended September 30, 2012, Clean Coal borrowed an aggregate of $458,000 under multiple notes. The notes are unsecured, bear interest at 10%, beginning between March 1, 2012 and April 1, 2012, and matured March 31, 2012. In connection with the notes, Clean Coal agreed to issue the lenders an aggregate of 7,160,000 common shares. 3,160,000 shares were issued. The other 4,000,000 common shares were in excess of Clean Coal’s authorized stock and were accounted for as a derivative liability (see Note 5). The relative fair value of the 3,160,000 shares was determined to be $81,921 and was recorded as loan discounts. The fair value of the 4,000,000 common shares was determined to be $205,160 of which $187,880 was recorded as loan discounts and $17,280 was expensed as a loss on derivative liabilities. The discounts are being amortized over the life of the loans using the effective interest rate method and were fully amortized during the nine months ended September 30, 2012. During June 2012, $200,000 of these notes was extinguished through the issuance of 4,000,000 common shares. The fair value of the shares was determined to be $227,600 resulting in a loss on extinguishment of $27,600.

On March 20, 2012, the Company borrowed $2,000,000 under a promissory note. The note is unsecured, bears no interest and matures July 17, 2012. The note becomes convertible into 6.7% of the fully diluted outstanding common stock of the Company upon shareholder approval of an increase to the authorized stock of the Company. Clean Coal incurred financing costs of $120,000 associated with this note which is being amortized over the life of the note. During the nine months ended September 30, 2012, amortization expense of $120,000 was recorded on these deferred financing costs. During June 2012, the Company increased the authorized stock of the company whereby the note became convertible. The 6.7% of the fully diluted outstanding common stock on the date of the increase was determined to be 48,528,082 shares. Clean Coal evaluated the note for a beneficial conversion feature under ASC 470-20 as of the date of the note and determined that a beneficial conversion feature existed. The intrinsic value of the beneficial conversion feature was determined to be $2,000,000, and was recognized as a discount to the debt that is being amortized using the effective interest method over the life of the note. During the nine months ended September 30, 2012, amortization of $2,000,000 was recorded against this discount. In August 2012, the note was converted into 48,528,082 common shares.

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

During April 2012, Clean Coal borrowed an aggregate of $250,000 under two promissory notes. The notes are unsecured, originally matured in May 2012 and bear interest at 10%. During July 2012, these notes were modified whereby the maturity date was extended to December 31, 2012 and $10,000 of accrued interest was converted to principal.

On July 1, 2012, the Company borrowed $100,000 under a promissory note. The note is unsecured, bears interest at 20% per annum and matures November 26, 2012.

On September 14, 2012, the Company issued a note to convert accounts payable of $90,000 to debt. The note is unsecured, bears interest at 10% per annum and matures December 10, 2012.

NOTE 5: DERIVATIVE LIABILITIES

During the nine months ended September 30, 2012, the Company committed to issue more common shares than its authorized amount through the issuance of common stock with debt, stock for services and through the vesting of a stock option bonus to the Company’s Chief Executive Officer. If the shares had been issued, the Company would have exceeded its authorized common stock on January31, 2012. Therefore, all issuances after this date were accounted for as derivative liabilities through June 26, 2012 when the authorized common stock was increased to 975,000,000. The shares in excess of the authorized common stock were determined in chronological order based upon the date the obligation to issue the shares took place.

On January 31, 2012, the 4,000,000 common shares vested under a stock bonus granted to the Company’s Chief Executive Officer.1,056,000 of these shares were reported as issued and the remaining 2,944,000 were accounted for as a derivative liability as they were in excess of the authorized shares. The fair value of these 2,944,000 common shares was determined to be $156,032 as of January 31, 2012 and $147,200 as of June 26, 2012 using the closing price of Clean Coal’s common stock.

Between February 1, 2012 and June 26, 2012, the Company reported as issued an aggregate of 4,000,000 common shares with debt in excess of the authorized shares. The fair value of the 4,000,000 common shares was determined to be $205,160 on the date of the loans using the closing price of Clean Coal’s common stock of which $187,880 was recorded as loan discounts and $17,280 was expensed as a loss on derivative liabilities. On June 26, 2012, the fair value of the 4,000,000 common shares was determined to be $202,000 using the closing price of Clean Coal’s common stock.

Between February 1, 2012 and June 26, 2012, the Company reported as issued an aggregate of 6,850,000 common shares for services provided to the company. The fair value of the 6,850,000 common shares was determined to be $566,275 grant dates and was expensed as compensation expense. On June 26, 2012 the fair value of the 6,850,000 common shares was determined to be $342,500using the closing price of Clean Coal’s common stock.

On June 26, 2012, the company increased the authorized common shares to 975,000,000 shares. As a result of the increase, the Company issued these 13,794,000 common shares. On June 26, 2012, the aggregate fair value of the derivative liabilities was determined to be $691,700 and was recorded against additional paid-in capital. There are no derivative liabilities outstanding as of September 30, 2012 because the Company has sufficient authorized common shares to cover its outstanding issuances and convertible instruments.

NOTE 6: EQUITY TRANSACTIONS

Common Stock

During the nine months ended September 30, 2012, the Company issued 55,850,332 common shares for services valued at $2,748,471, 3,160,000 common shares with debt valued at $81,921, 84,479,312 common shares for debt, interest, and accrued liabilities valued at $3,002,189 which resulted in a net gain on extinguishment of $130,639 during the nine months ended September 30, 2012, and issued 13,794,000 common shares valued at $691,700 for the resolution of derivative liabilities. See Note 5 regarding the shares issued for the resolution of the derivative liabilities.

Common Stock Options

On June 26, 2012, upon the increase to the Company’s authorized common stock, the Company granted 10,000,000 common stock options to its Chief Executive Officer. The options are exercisable at $0.03per share, vest on August 1, 2012 and expire on August 1, 2020. The fair value of these options was determined to be $466,549 using the Black-Scholes Option Pricing Model. The significant assumptions used in the model include(1) discount rate of 0.31%, (2) expected term of 4.0 years (3) expected volatility of 170.81% and (4) zero expected dividends. The entire $466,549 was expensed during the nine months ended September 30, 2012.

On July 1, 2012, the Company entered into three year employment agreements with its Chief Executive Officer and its Chief Operating Officer.  Each officer was granted 8,000,000 common shares and 16,000,000 common stock options. 8,000,000 of each officer’s options are exercisable at $0.20 per share, vest on June 30, 2013 and expire June 30, 2018.  The remaining 8,000,000 of each officer’s options are exercisable at $0.35 per share, vest on June 30, 2014 and expire June 30, 2019. The fair value of these options was determined to be $1,496,478 using the Black-Scholes Option Pricing Model. The significant assumptions used in the model include(1) discount rate of 0.72%, (2) expected terms between 3.5 and 4.5 years (3) expected volatilities between 173.70% and 174.52% and (4) zero expected dividends. $278,218 was expensed during the nine months ended September 30, 2012 and $1,218,260 will be expensed over the remaining vesting period.

The following table presents the activity for common stock options during the nine months ended September 30, 2012:

		Weighted
		Average
	Options	Exercise Price
Outstanding - December 31, 2011	-	$-
Granted	42,000,000	0.22
Forfeited/canceled	-	-
Exercised	-	-
Outstanding - September 30, 2012	42,000,000	$0.22
Exercisable – September 30, 2012	10,000,000	$0.03

The weighted average remaining life of the outstanding options as of September 30, 2012 was 6.63 years, the weighted average grant date fair value of the options granted during the nine months ended September 30, 2012 was $0.047 and the intrinsic value of the exercisable options as of September 30, 2012 was $140,000.

NOTE 7: COMMITMENTS AND CONTINGENCIES

On June 26, 2012, upon the increase to the Company’s authorized common stock, the Company granted Archean Group, in conjunction with a March 2012 joint venture agreement, the right to acquire up to 20% of the outstanding common stock of the Company at a discount to the market price on the date of exercise. Archean had the right to acquire the common stock at a 20% discount to the market price between June 26, 2012 and June 30, 2012. Archean did not exercise this right. Contingent upon the successful commissioning of a pilot plant, Archean also has the right to acquire 20% of the outstanding common stock of the Company at a 15% discount to the market price if the commissioning of the pilot plant occurs prior to March 2013. The Company does not expect the commission of the pilot plant to take place prior to March 2013.

In August 2012, the Company signed a consulting agreement with NRG Worldwide for a one year term calling for the payment of $350,000 plus the award of a total of 10,000,000 shares of the Company’s common stock, payable monthly over twelve months beginning October 22, 2012. The agreement is contingent upon the Company receiving necessary funding by October 22, 2012. As of October 22, 2012, the Company did not receive the necessary funding. This agreement was amended on October 22, 2012 whereby the service term was extended to October 31, 2013 and the services and payments will not begin until the Company achieves the required funding.

NOTE 8: SUBSEQUENT EVENTS

On October 1, 2012, the Company amended its retainer agreement with its in-house counsel whereby the term was extended from 2 years to 4 years. In addition, the attorney was granted an aggregate of 4,000,000 common stock options. 2,000,000 of the options are exercisable at $0.20 per share, vest on July 1, 2013 and expire October 1, 2019. The remaining 2,000,000 options are exercisable at $0.35 per share, vest on July 1, 2014, and expire October 1, 2019.

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

Clean Coal Technologies, Inc. (“We,”“Company” or “Clean Coal”) owns a patented technology that we believe will provide cleaner energy at low cost through the use of the world’s most abundant fossil fuel, coal. Our technology is designed to utilize controlled heat to extract and capture pollutants and moisture from low-rank coal, transforming it into a cleaner-burning, more energy-efficient fuel prior to combustion. Our proprietary coal cleaning process is designed to ensure that the carbon in coal maintains its structural integrity during the heating process while the volatile matter (polluting material) within the coal turns into a gaseous state and is removed from the coal. We have trademarked the name “PRISTINE™” as a means of differentiating our processed product from the negative connotations generally associated with coal, and its traditional use. PRISTINE™ is applicable for a variety of applications, including coal-fired power stations, chemical byproduct extraction, and as a source fuel for coal-to-gas and coal-to-liquid technologies.

In September 2011, we filed a provisional application for a patent on a new technology known as Pristine M™. The new technology is a moisture substitution technology that, owing to the superior quality of the product and attractive economics, is expected to be highly successful in the moisture removal business globally.  The attractiveness of the Pristine-M technology has culminated in our success attracting strategic partnerships, including with the Archean Group and Jindal Steel & Power, discussed below.

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

For its 55% holding, AGPL has committed to contribute US $4,400,000 to the JV.  Of this, US $2,400,000 will be used to fund the construction of a 1:10-scale pilot plant in Oklahoma. The pilot plant project commenced immediately upon execution of an EPC contract and the receipt of the first scheduled payment of $200,000 received by SAIC Energy Environment& Infrastructure (“SAIC”) by the JV.

The remaining US $2,000,000 represents a one-time license fee to be paid to Clean Coal upon successful commissioning of the pilot plant. For our 45% interest in the joint venture, we will contribute a 25-year exclusive license to develop, market and deploy Pristine M Technology, covering the ASEAN countries including Indonesia, the Philippines, Cambodia, Vietnam, Malaysia, Brunei, Thailand, Laos and Myanmar. We have also committed to cover pilot plant construction costs, if any, above US $2,400,000. Under the binding terms of the agreement, AGPL will pay a US $1.00 (one dollar) per ton ongoing royalty fee for all coal processed from AGPL majority-owned mines, with a waiver for the first two million tons of coal produced.

As part of the agreement, AGPL has made an investment of two million US Dollars ($2,000,000) in Clean Coal.  For this investment, we issued AGPL a convertible debenture which was converted in August 2012 through the issuance of 48,528,082 restricted common shares of the Company. AGPL will also nominate a board member to be appointed to our board of directors. We have also agreed to issue an option to AGPL to purchase an additional equity stake, to increase AGPL’s equity stake up to a total of 20% of the Company’s outstanding stock, at a discount to the market price at the date of exercise of the option. Archeanhad the right to acquire the common stock at a 20% discount to the market price between June 26, 2012 and June 30, 2012. Archean did not exercise this right. Contingent upon the successful commissioning of a pilot plant, Archean also has the right to acquire 20% of the outstanding common stock of the Company at a 15% discount to the market price if the commissioning of the pilot plant occurs prior to March 2013. We do not expect the commission of the pilot plant to take place prior to March 2013.

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

Jindal will also pay the Company a one-time license fee of seven-hundred and fifty thousand dollars ($750,000).  The first installment of the license fee, three-hundred and seventy-five thousand dollars ($375,000), has been paid pursuant to the signing of the pilot plant construction contract. The balance of three-hundred and seventy-five thousand dollars ($375,000) will be due upon the successful testing of the pilot plant.

Other Projects.

Pending resolution of legalities surrounding the change in ownership of the interests of the Chinese partner in the Inner Mongolia joint venture company in which we held a 25% stake, we are seeking to transition the Company’s involvement from full joint venture partner to merely a licensor.  Although the proposed project has all permits fully approved, there has been no recent activity to move the project forward.

We are continuing our discussions with a large Philippine group that has indicated its desire to move forward once our pilot plant has been successfully commissioned.

In our continued effort to expand global awareness for our technology and to build a potential pipeline of business for when the 1;10 scale plant is successfully commissioned CCTI has signed an NDA with a company in Australia that has significant coal assets in Southern Australia. We have also signed NDA’s with two major Russian coal companies, one with a company in Serbia and another with a major Indian conglomerate. In each case we are in the early stages of exchanging information and determining how best our technology might be deployed

Pilot Plant.

Design work on the pilot plant is well underway under the terms of the EPC contract executed between Good Coal Pte, Ltd. (CCTI-Archean JV) and SAIC. Dimensioning of the equipment and its design to handle vastly different coal types are at a very advanced stage and, to date, tests have been very encouraging.  The pilot plant project is on track to be completed during Q1 of 2013.  Completion and successful commissioning of the pilot plant trigger cash inflows to CCTI totaling $2,375,000 and will provide the basis to begin the roll out of full-scale commercial plants.

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

In August, we engaged NRG Worldwide, a New York business consulting company, to assist with locating and securing business opportunities.

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

Results of Operations

The following information should be read in conjunction with the financial statements and notes appearing elsewhere in this Report. We have generated limited revenues from inception to date. We are presently in preliminary discussions with China, U.S. and India interests to license our technology, which, if successful, would realize short term revenue opportunities. However, no agreements have been negotiated or executed and we cannot predict when or if any agreements will be completed.

For the Three and Nine Months Ended September 30, 2012 and September 30, 2011

Revenues

In the nine months ended September 30, 2012, we have received an initial license fee of $375,000 from Jindal paid pursuant to the signing of our pilot plant construction contract. The balance of $375,000will be due upon the successful testing of the pilot plant, anticipated in the first quarter of fiscal 2013. We had no revenues for the nine months ended September 30, 2011. We not anticipate additional license revenues until the pilot plant has been successfully tested, and do not expect to receive any significant royalty fees for approximately 24 months thereafter.

Operating Expenses

Our operating expenses for the three and nine months ended September 30, 2012 totaled $2,403,224and $6,525,064, respectively compared to $829,468 and $2,504,092, respectively for the same periods in the prior year. The primary component of the operating expenses in both periods was for shares issued for services, officers’ salaries and consulting fees. The significant increase in operating expenses for the 2012 fiscal period is due mainly to an increase in officers’ salaries and stock-based compensation.

We recorded stock-based compensation of $3,493,238 for the nine months ended September 30, 2012, compared to $1,248,367 for the same period in the prior year. The stock-based compensation consists of common shares issued for services and the grant of common stock options. During the nine months ended September 30, 2012, we issued significantly more common shares for services compared to the same period in 2011. In addition, we granted options during the 2012 period while no options were granted during 2011.

All Board of Directors’ cash fees have been accrued as of this date. Our CEO and President, Robin Eves, our Chief Operations Officer and Ignacio Ponce de Leon are not compensated for their participation on our Board.

Employees

As of September 30, 2012, we have two full-time executives, and one full-time administrative employee. President and CEO Robin Eves, and Chief Operations Officer, Ignacio Ponce de Leon have written employment agreements. Our administrative employee is at-will. Messrs. Eves and Ponce de Leon received no compensation for their participation on the Board of Directors. We have an oral consulting agreement with C.J. Douglas, a shareholder who provides services that support our administrative and accounting functions on a month-to-month basis, at $20,000 per month.

The terms of the agreements described above were negotiated by and between the individuals and our Board of Directors based on the qualifications and requirements of each individual and the needs of the company.

Net Income/Loss

For the three and nine months ended September 30, 2012, we experienced net losses of $2,369,797 and $8,372,719 respectively, and $847,111 and $2,556,206, respectively for the same periods for the prior year. For the three and nine months ended September 30, 2012 we incurred losses from operations of $2,028,222 and $6,150,062, respectively and $829,468 and $2,504,092, respectively for the three and nine months ended September 30, 2011. We incurred interest expense of $341,573 and $2,571,781 for the three and nine months ended September 30, 2012, respectively and $17,643 and $52,114 for the three and ninemonths ended September 30, 2011, respectively.

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

Liquidity and Capital Resources

We have generated minimal revenues since inception. We have obtained cash for operating expenses through advances and/or loans from affiliates and stockholders, the sale of common stock, the issuance of loans and convertible debentures subsequently converted to common stock and the receipt of $375,000 in license fees from Jindal as described above.

Net Cash Used in Operating Activities.
Our primary sources of operating cash during the nine months ended September 30, 2012, was the AGPL convertible note and the Jindal license fee, as well as additional borrowings on debt. Our primary uses of funds in operations were payments made to our consultants and employees, as well as travel and office expenses.

Net cash used in operating activities was $1,774,561 for the nine months ended September 30, 2012 compared to net cash used of $535,507 for the same period in 2011. Non-cash items in 2012 included shares issued for services valued at $2,748,471, derivative liabilities recorded as compensation expense of $566,275, amortization of loan discounts of $2,324,720, amortization of deferred financing costs of $120,000, gain on derivative liabilities of $218,487, gain on extinguishment of $130,639, options expense of $744,767 and depreciation expense of $152. During the nine months ended September 30, 2012, we experienced an increase in prepaid expenses and other current assets of $14,610, an increase in accounts payable of $144,476, an increase in related party payables of $266,942 and an increase in accrued liabilities of $46,091.

Net Cash Used In Investing Activities.
We used no cash in investing activities during the nine months ended September 30, 2012 and 2011.

Net Cash Provided by Financing Activities.
Net cash provided by financing activities during the nine months ended September 30, 2012 totaled $1,812,606 consisting of borrowings on debt and convertible debt of $3,060,641, offset by payments on debt and convertible debt of $725,303 and payments on related party debt of $522,732. Net cash provided by financing activities during the nine months ended September 30, 2011 totaled $538,886 consisting of borrowings on debt of $152,300, advances from related parties of $213,586 and borrowings on related party debt of $173,000.

Cash Position and Outstanding Indebtedness
Our total indebtedness at September 30, 2012 was $2,377,305, which consists entirely of current liabilities. Current liabilities consist primarily of accounts payable, accounts payable to related parties, short-term debt and convertible debt, convertible debt owed to related parties, accrued liabilities and derivative liabilities. At September 30, 2012, we had current assets of $46,387 in cash, $450 of other current assets and $30,565 in prepaid expenses. Our working capital deficit at September 30, 2012 was $2,299,903. We had property, plant and equipment (net of accumulated depreciation) of $179 at September 30, 2012.

Contractual Obligations and Commitments

The following table summarizes our contractual cash obligations and other commercial commitments at September 30, 2012.

	Payments due by period
	Total	Less than 1 year	1 to 3 years	3 to 5 years	After 5 years
Facility lease (1)	$8,625	$8,625	$-	$-	$-
Total contractual cash obligations	$8,625	$8,625	$-	$-	$-
 (1)Our New York lease is for six months, beginning August 1, 2012, at a monthly rate of $2,875 per month.

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

Our contract with Maxim Group, LLC includes the payment of $20,000 per month for the six month term of the agreement. Our contract with Trilogy Capital Partners includes the payment of $8,000 per month for the three month term of the agreement. Our contract with NGR Consulting includes the payment of a total of $350,000 for the twelve month term of the agreement, payable monthly beginning in October 2012 or upon closing of a business transaction.

Based on our current operational costs and including the capital requirements for our project deployments, we estimate we will need a total of approximately $1,750,000 to fund the Company for the balance of fiscal year 2012 and an additional $5,000,000 to continue for the following fiscal year (2013) or until an initial commercial is up and running. At this filing date, we do not have commitments for funding but intend to seek sufficient debt or equity funding to meet both our capital contribution deadlines and funding sufficient for our operations. We are also actively pursuing technology license and royalty agreements in order to begin construction of other facilities without incurring the capital costs associated with the construction of future plants.

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

ITEM 4. CONTROLS AND PROCEDURES

As of September 30, 2012, we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer (the same person), of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Exchange Act Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended. Based on this evaluation, management concluded that our financial disclosure controls and procedures were not effective due to our limited internal resources and lack of ability to have multiple levels of transaction review. We presently have only one officer and one employee. Inasmuch as there is no segregation of duties within the Company, there is no management oversight, no control documentation being produced, and no one to review control documentation if it was being produced.

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

We have incurred net losses since inception. The net losses to date include large non-cash expenses recorded for share-based compensation for consultants and officer compensation. However, in addition to the non-cash expenses, we had other operating expenses, funded in large part through loans from existing shareholders. In order to meet our current operating budget and anticipated contractual obligations, we estimate that we will need an additional $1,750,000 for the balance of 2012, and $5,000,000 for 2013, based on our current contractual obligations. At September 30, 2012, we had total liabilities of $2,377,305 and cash of only $46,387. If we cannot obtain adequate financing from new funding sources, we will be unable to continue operations or meet our contractual obligations.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

During the three months ended September 30, 2012, we issued an aggregate of 73,795,994 shares for services and shares to retire outstanding debt obligations and the convertible note to AGPL. There were no sales of unregistered securities for the three months ended September 30, 2011.

The above shares were issued in reliance on the exemption from registration pursuant to Section 4(2) of the Securities Act of 1933, as amended, and the regulations promulgated thereunder. The transactions were issuances to retire outstanding debt, and for services performed, the transactions were all privately negotiated and none involved any kind of public solicitation.

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

Clean Coal Technologies

Date: November 14, 2012	By:	/s/ Robin Eves
Robin Eves
President, CEO, and Acting Chief Financial Officer