Form 10-K
period 2012-12-31
Clean Coal Technologies Inc.
filed 2013-03-26
CIK 1445109

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark One)

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the year ended: December 31, 2012

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

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). YES ☐ NO ☒

On March 22, 2013, there were 861,717,644 shares of common stock of the Registrant outstanding, and the market value of common stock held by non-affiliates was $37,664,059 based upon the closing price of $0.06 per share of common stock as quoted by the OTC Markets Group.

Documents Incorporated by Reference

None.

CLEAN COAL TECHNOLOGIES, INC.
2012 ANNUAL REPORT ON FORM 10-K

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

Jindal will also pay the Company a one-time license fee of seven-hundred and fifty thousand dollars ($750,000).  The first installment of the license fee, three-hundred and seventy-five thousand dollars ($375,000), has been paid pursuant to the signing of the pilot plant construction contract. The balance of three-hundred and seventy-five thousand dollars ($375,000) will be due upon the successful testing of the pilot plant which is expected to be completed during the second quarter of fiscal 2013.

For our ASEAN region joint venture initiative, we entered into  a joint venture with the Archean Group (“AGPL”) to develop deploy and market our Pristine M technology throughout the ASEAN region (including Indonesia, the Philippines, Cambodia, Vietnam, Malaysia, Brunei, Thailand, Laos and Myanmar). The joint venture company (“Good Coal” or the “JV”) was set up to be owned 55% AGPL and 45% Clean Coal. For its 55% holding, AGPL committed to contribute US $4,000,000 to the JV.  Of this, US $2,000,000 was to be used to fund the construction of a 1:10-scale pilot plant in Oklahoma. The remaining US $2,000,000 represents a one-time license fee to be paid to Clean Coal upon successful commissioning of the pilot plant. AGPL also agreed to pay a US $1.00 (one dollar) per ton ongoing royalty fee for all coal processed from AGPL majority-owned mines, with a waiver for the first two million tons of coal produced. For our 45% interest in the joint venture, we were to contribute a 25-year exclusive license to develop, market and deploy Pristine M Technology, covering the ASEAN countries including Indonesia, the Philippines, Cambodia, Vietnam, Malaysia, Brunei, Thailand, Laos and Myanmar. We also committed to cover pilot plant construction costs, if any, above US $2,000,000. Engineering and design work for the construction of the pilot plant in Oklahoma commenced immediately upon execution of an EPC contract and a down payment to SAIC Energy Environment & Infrastructure (“SAIC”) by the JV.

On December 18, 2012, we sent a notice of termination, effective immediately, to AGPL pursuant to the termination provisions of the Joint Venture Agreement in Respect of Good Coal, Pte. Ltd (the “Good Coal”), effective June 5, 2012, between the Company and AGPL (the “JV Agreement”) and the Technology License Agreement, effective May 31, 2012, between the Company and Good Coal (the “TLA”), each previously disclosed by the Company, as well as certain related agreements, based on AGPL’s continuing failure to cure non-payment to SAIC as per amended payment terms agreed with CCTI and approved by SAIC,.  The Good Coal Pte, Ltd JV Agreement and the TLA were designed to develop, deploy and market the Company’s Pristine M technology throughout the ASEAN region. As per terms of a Payment Agreement with CCTI, the Company will also seek the dissolution of Good Coal.

On February 5, 2013, we signed a construction and testing contract (“EPC Agreement”) with SAIC Constructors, LLC (“SAIC”). We also remitted the first payment of $2 million to SAIC for the construction of the 2-ton/hour, pilot plant in Oklahoma, as per the terms of the new contract.  Total cost of the project, including testing to take place at a designated site in Oklahoma, is estimated at $3.6 million. Commissioning of the pilot plant is expected during the second quarter of 2013. As sole counterparty to the EPC contract, we will own the completed pilot plant outright. We have entered into the ECP Agreement to ensure that there is little or no disruption in the pilot plant construction schedule.

Other projects

Pending resolution of legalities surrounding the change in ownership of the interests of the Chinese partner in the Inner Mongolia joint venture company, we are seeking to transition the Company’s involvement from full joint venture partner to merely a licensor.  Although the proposed project has all permits fully approved, there has been no recent activity to move the project forward.

In our continued effort to expand global awareness for our technology and to build a potential pipeline of business for when the 1:15 scale plant is successfully commissioned CCTI has signed an NDA with a company in Australia that has significant coal assets in Southern Australia. We have also signed NDA’s with two major Russian coal companies, one with a company in Serbia and another with a major Indian conglomerate. In each case we are in the early stages of exchanging information and determining how best our technology might be deployed.

Technology

Our original Pristine coal treating process extracts the volatile matter (solidified gases or pollutant material) from a wide variety of coal types by heating the mineral as it transitions through several disparate heat chambers, causing the volatile matter to turn to gas and escape the coal, leaving behind a cleaner-burning fuel source. Historically, the primary technological challenge of extracting this volatile matter has been maintaining the structural and chemical integrity of the carbon, while achieving enough heat to turn the volatile matter into a gaseous state. Heating coal to temperatures well in excess of 700° Fahrenheit is necessary to quickly turn volatile matter gaseous. However, heating coal to these temperatures has generally caused the carbon in the coal to disintegrate into an unusable fine powder (coal dusting). Our patented flow process transitions the coal through several atmospherically independent heat chambers controlled at increasingly higher temperatures. These heat chambers are infused with inert gases, primarily carbon dioxide (CO2), preventing the carbon from combusting. We have identified the optimum combination of atmospheres, levels of inert gases, transport speed, and temperatures necessary to quickly extract and capture volatile matter, while maintaining the structural and chemical integrity of the coal. Using our technology, we are able to capture the volatile gases that escape the coal, and to utilize some of these gases to fuel the process, while others are captured in the form of usable byproducts, to potentially provide an ancillary revenue stream. Depending on the characteristics of the coal being cleaned, the flow processing time is expected to be in the range of 12 to 18 minutes.

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

Pristine-M de-watering Process. During the fourth quarter of 2011, the Company filed a provisional patent application for a new technology focused on the de-watering of coal.  The new process, Pristine-M, is unique in that it retains elements of the original process but has discovered a technology that stabilizes the dried coal, rendering it impermeable and easy to transport with low risk of spontaneous combustion.  The latter results have proved elusive for the majority of companies that have entered the market with coal de-watering technologies.

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

While we believe that both of our Pristine technologies offer vast potential for commercialization, our market entry strategy right now is focused on the Pristine -M technology that we believe offers an immediate opportunity to monetize our intellectual property. The specific opportunity is in Asia that, at the moment, is focused almost entirely on the need to produce a dry and stable coal to meet the growing need of coal-fired power plants.  Indonesia is currently one of the largest suppliers of thermal coal to India and China, but Indonesian coal suffers from its high moisture content and low calorific content.  Both are problems that we believe will be effectively addressed by the Pristine-M technology.

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

Business Activities and Strategy

The Company’s business model at this stage is simple: to license our technology to third parties and exact a license fee, as well as a royalty fee, based on plant production. Over time, as the company builds up equity capital and cash reserves, opportunities to penetrate the coal business at different points of the value chain will be considered.  Among these, direct investments in low-cost reserves, partnerships in mining or industrial projects, or trading may be contemplated.

Research and development will be a key focus going forward.  The highest priority will be on the commercialization of our Pristine process, but there are various other product areas including biomass where our technology may prove relevant.

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

Favorable price arbitrage: Low-rank coal in Asia with a heat content of 7,000 – 9,000 BTUs currently sells for approximately $30 per ton in the world market, compared to high-BTU bituminous coal with a heat capacity of 10,000+ BTUs, which sells for approximately $100 per ton, as can be observed in various international price indices, among them, the Baltic Dry Bulk Index. Our process essentially transforms low-grade coal into bituminous coal at a direct cost of an estimated $7 - $8 per ton, capturing the value of higher-grade coal prices.

Potential tax benefits: We believe clean coal production tax credits may potentially be available for coal processed in facilities utilizing our technology. While these credits expired on January 1, 2009, Congress may consider legislation extending the credits.

With regard to our Pristine-M process to be completed during Q2 2013 we expect that it should enable us to transition quickly into full commercial mode.

Competition

At this filing, the coal upgrade industry globally, excluding coking processes, remains in its infancy.  The penetration rate of technologies focused on de-watering coal is well under 1% based on annual production of thermal coals measured in the billions of tons.  There are numerous competitors in the pre-combustion, upgrade segment but many of these have failed, are inactive, or in pilot mode.  The Company believes that it is still in a position to enjoy early-mover advantage if the pilot plant and the commercial modules are successfully developed during 2013.The difficulties experienced by the Company’s competitors fall into three categories: the technologies have failed to scale up; they are expensive and, therefore, challenge the economics of the process; or they have failed to produce a stable end product, that is, a product that does not reabsorb moisture and is safe to transport with minimal risk of spontaneous combustion.   From a scale-up perspective, CCTI’s Pristine M technology faces a much smaller challenge as it is a modular system built around well-known and proven components.  Scalability issues are mitigated by the modular nature of the industrial design that, once the basic module is operational, will scale up by simply adding identical modules. We consider it a major competitive advantage that our clients who build large capacity plants will not be building a single processor based on what are likely to be new and innovative components.

From a plant reliability and maintenance perspective, our modulararity brings many advantages that the Company believes enhance the competitiveness of its offering.  These benefits are in the area of maintenance and down-time risk

From a planning perspective, mine operators would be able to expand their capacity piecemeal rather than in step-wise fashion by large-scale increments.  This mitigates much of the financial risk normally attendant on large-scale plant expansions and, over time, our modular design may prove to be one of the most significant competitive advantages of our process.

Another significant competitive advantage of either of the Company’s processes is that these do not require crushing of the coal, thereby minimizing if not entirely eliminating the need for costly briquetting.  CCTI’s plant economics are compelling as they derive much of the process heat from the feed coal itself, rendering the processes very energy efficient..  The processes require a modest amount of electric power and a small number of operatives.  Consequently, our operating costs are very competitive.

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

The best known competitors in the pre-combustion area include Evergreen Energy, Inc. (“Evergreen”), Kobe Steel (“Kobe”), GTL Energy (“GTL”) and White Energy (“White Energy”), both the latter of which are Australian companies. There are operators that utilize older, less efficient technologies such as the Fleissner process, but these are not as effective the newer technologies.  Evergreen, based in Denver, Colorado, developed a technology primarily focused on reducing the moisture in raw coal to increase its heating capacity. The company declared bankruptcy in 2012 after suffering problems having to do with the stability of the end product. CoalTek, based in Tucker, Georgia, claims its patent-pending process uses electromagnetic energy to reduce contaminants and moisture in coal prior to combustion. While public information is limited, we believe the amount of energy necessary to run the electromagnetic process may offset any economic benefits of the upgraded coal. The Australian processes use a combination of heat and compaction to remove moisture from coal. The company is not in commercial mode.  White Energy claims that compaction generates close bonding between the dried coal particles to form a high density, higher energy content briquette. Energy requirements for heating coal an operating a pelletizer are typically large but no basis or explanation is provided for the favorable cost numbers published by White Energy. During 2012, White Energy was forced to abandon further investment in its flagship 1 million ton facility in Indonesia that suffered serious scale-up problems. The Kobe process is proven.  However, the plant is complex and, consequently, very expensive.  One significant plant in Indonesia shuttered a Kobe plant during 2012 owing to unfavorable process economics.

Indirect competition comes from alternative low-pollution energy sources, including: wind, bio-fuels and solar; all of which need additional technological advancements, cost reduction and universal acceptance to be able to produce power at the scale of coal-fueled plants, which today produce 43% of world’s electricity according to U.S. Department of Energy figures published in May 2008.

Patents

Our technology is the subject of U.S. patent #6,447,559, “Treatment of Coal” which was issued in 2002 and expires in 2019. We filed a PCT international patent application with this U.S. patent on February 1, 2006, and, in accordance with this, patents have been applied for in all countries where we believe our technology has application. On February 2, 2011 CCTI was awarded a continuation patent US #7,879,117.

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

 In September, 2011, the Company filed a provisional patent application that seeks to protect a new invention for the reduction of moisture inherent in coal, and stabilization of the final product.  Testing to date indicates that our stabilized product will be resistant to moisture re-absorption and safe to handle, even over long distances.  The new invention draws from the scientific knowledge embedded in our existing patent, but it is an entirely new concept that is easily differentiated from the offerings of our competitors.  The most novel aspect relates to the stabilization of the end product and to the ability to enhance the heat content of the coal beyond what would be normally achieved by moisture removal alone.  The product is banded Pristine–M.

From a commercial perspective, Pristine-M is proving to be attractive to clients not only because of its characteristics, but because the industrial design is simple, elegant and inexpensive.  We estimate that operating costs will fall between $7 and $8 per ton, including $2.00 per ton on-going maintenance.  The cost of the commercial plant is expected to be highly competitive, based on preliminary estimates.

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

Employees

As of December 31, 2012, we had two full-time executives, and one full-time administrative employee. President and CEO Robin Eves, and Chief Operations Officer, Ignacio Ponce de Leon have written employment agreements. Our administrative employee is at-will. Messrs. Eves and Ponce de Leon received no compensation for their participation on the Board of Directors.

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

In 2011, we retained Mr. Al Knapp as senior advisor to the board of directors. Mr. Knapp brings many years of industry experience to the board and will be a valuable resource as we seek to introduce and deploy the Pristine and Pristine M technology into the domestic market.

ITEM 1A. RISK FACTORS

We have limited licensing revenues to date and we have made no provision for any contingency, unexpected expenses or increases in costs that may arise.

We have received only limited licensing revenues from operations to date. We have generated operational funding in fiscal 2012 from private offerings to use for operating expenses or research and development. Since inception, we have been able to cover our operating losses from debt and equity financing. These sources of funds may not be available to cover future operating losses. If we are not able to obtain adequate sources of funds to operate our business we may not be able to continue as a going concern.

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

The market in which we are attempting to sell our technology is highly competitive and may attract significant additional research and development in coming years.

The market for our technology may become highly competitive on a global basis, with a number of competitors gaining significantly greater resources and greater market share than us. Because of greater resources and more widely accepted brand names, many of our competitors may be able to adapt more quickly to changes in the markets we have targeted or devote greater resources to the development and sale of new technology products. Our ability to compete is dependent on our emerging technology that may take some time to develop market acceptance. To improve our competitive position, we may need to make significant ongoing investments in service and support, marketing, sales, research and development and intellectual property protection. We may not have sufficient resources to continue to make such investments or to secure a competitive position within the market we target.

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

We have incurred net losses since inception. The net losses to date include large non-cash expenses recorded for share-based compensation for consultants and officer compensation. However, in addition to the non-cash expenses, we had other operating expenses, funded in large part through loans from existing shareholders. In order to meet our current operating budget and anticipated contractual obligations, we estimate that we will need an additional $1,750,000 for the balance of 2012, and $5,000,000 for 2013, based on our current contractual obligations. At December 31, 2012, we had total liabilities of $1,582,014 and cash of $2,575,087 of which $2,000,000 was paid to SAIC for the construction of the 2-ton/hour, pilot plant in Oklahoma during January 2013. If we cannot obtain adequate financing from new funding sources, we will be unable to continue operations or meet our contractual obligations.

Our use of equity as an alternative to cash compensation may cause excessive dilution for our current shareholders.

Due to shortage of operating funds and low liquidity, we have issued shares as compensation for services, including board and officer compensation as well as compensation for outside consultants and other services. This form of compensation has enabled us to obtain services that would not otherwise have been available to us but it has resulted in dilution to our shareholders. Unless we are able to obtain adequate financing in the immediate future, we may be forced to continue to obtain services through the issuance of shares and warrants, resulting in additional dilution to shareholders and potentially adversely affecting any return on investment.

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

ITEM 1B. UNRESOLVED STAFF COMMENTS

None.

ITEM 2. PROPERTIES

We have leased executive office space at 295 Madison Avenue, New York, NY 10017. The New York lease is for six months, beginning August 1, 2012, at a monthly rate of $2,875 per month. We anticipate that we will need larger office space in the next twelve months as we expect to add additional staff and will need to expand. The lease was extended through June 2013 at the same monthly rent of $2,875.

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

Douglas Hague and Clean Coal Technologies, Inc. were named in a complaint filed by the Securities and Exchange Commission (“SEC”) on June 4, 2012 in the United States District Court for the Southern District of Florida, Case No. 0:12-cv-61076-WJZ. On November 21, 2012, the Company reached a settlement with the SEC under which the Company, without admitting or denying liability, has paid a civil penalty of $25,000 and is permanently enjoined from violating certain securities laws. The settlement order was signed on December 10, 2012 by the United States District Court for the Southern District of Florida.

Clean Coal Technologies, Inc. was served with a Statement on or about January 23, 2013 in an international arbitration proceeding titled Beijing Deheheng Law Firm v. Clean Coal Technologies, Inc., #x20230033, filed with the China International Economic and Trade Arbitration Commission (“CIETAC”). The Beijing Deheheng Law Firm (“Deheheng”) has filed a claim against the Company for alleged breach of a Settlement Agreement to pay legal fees and costs in the alleged amount of approximately $115,908 plus fees and costs. The Company intends to contest the claim due to misrepresentations concerning the lack of qualifications of the purported attorney rendering the services as well as apparent conflicts of interest among parties related to Deheheng that are currently under investigation by the Company.

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASE OF EQUITY SECURITIES

Market Information

Our common stock is quoted on the OTC Markets Group website under the symbol CCTC since October 12, 2007. The following table sets forth the high and low bid prices for the Company’s common stock for the periods indicated. The prices below reflect inter-dealer quotations, without retail mark-up, mark-down or commissions and may not represent actual transactions.

Quarter Ended	Low	High
31-Dec-12	$0.04	$0.06
30-Sep-12	$0.04	$0.06
30-Jun-12	$0.05	$0.10
31-Mar-12	$0.03	$0.16
31-Dec-11	$0.03	$0.03
30-Sep-11	$0.05	$0.05
30-Jun-11	$0.05	$0.06
31-Mar-11	$0.13	$0.14

The closing price of our common stock as quoted on the OTC Markets on March 18, 2013 was $0.06 per share. As of March 18, 2013, there were approximately 1,800 holders of record of our common stock and 853,217,644 shares of common stock outstanding based on information provided by our transfer agent, Worldwide Stock Transfer, LLC.

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

Issuer Purchases of Equity Securities

During the year ended December 31, 2012, we did not purchase any of our own equity securities.

Recent Issues and Sales of Unregistered Securities

On December 5, 2012, we entered into a stock purchase agreement with Ventrillion Management Company Ltd relating to the issuance and sale of up to 300 million common shares of the Company for up to $15,000,000. On December 6, 2012, we closed the first tranche of the investment and issued 100,000,000 common shares to Ventrillion for cash of $4,000,000. The closing of the second and third tranches of the investment, 100,000,000 common shares for $5,000,000 and 100,000,000 common shares for $6,000,000, respectively, are set to be within 6 months and 12 months of the agreement, respectively, and are subject to certain conditions, including, with respect to the second tranche of the investment, the receipt of stockholders’ approval of a reverse split of the common shares and completion of the Company’s pilot plant and, with respect to the third tranche of the investment, the commercialization of the Company’s technology.  Pursuant to the purchase agreement, Ventrillion was issued an option to purchase 40,000,000 common shares of the Company at an exercise price of $0.00001 per share, which will become exercisable if stockholder approval of the reverse split is not obtained by the second closing date. Upon exercise of the option, Ventrillion may elect to require the Company to seek stockholder approval again to allow Ventrillion to acquire the remaining 160,000,000 common shares under the purchase agreement.  If Ventrillion makes such election, the Company will be prohibited, with certain exceptions, from issuing equity securities for a period of 12 months from the date of such notice, and after which, the Company may terminate its obligation to issue and sell the remaining 160,000,000 common shares with no further liability.

The above shares were issued in reliance on the exemption from registration pursuant to Section 4(2) of the Securities Act of 1933, as amended, and the regulations promulgated thereunder. The issuance was for investment received, the transaction was privately negotiated and did not involve any kind of public solicitation.

Issued for Services

During the year ended December 31, 2012, Clean Coal issued an aggregate of 55,850,332 common shares for services valued at $2,748,471. Of these shares, 19,000,000 were issued to Robin Eves and 19,000,000 were issued to Ignacio Ponce de Leon pursuant to employment agreements. The remaining shares were issued to consultants and employees for services rendered.

During January and February 2013, Clean Coal issued an aggregate of 2,150,000 shares for services rendered to consultants and employees.

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

Results of Operations

The following information should be read in conjunction with the financial statements and notes appearing elsewhere in this Report. We have generated limited revenues from inception to date. We anticipate that we may not receive any significant revenues from operations until we begin to receive royalty revenues from our pilot plant which we estimate will be approximately 24 months after the successful testing of the plant anticipated in the second quarter of fiscal 2013. We are also in preliminary discussions with companies, business groups, consortiums in the USA and Asia to license our technology, which, if successful, could realize limited short term revenue opportunities from the signing of technology licensing agreements.

For the Years Ended December 31, 2012 and 2011.

In the year ended December 31, 2012, we have received an initial license fee of $375,000 from Jindal paid pursuant to the signing of our pilot plant construction contract. The balance of $375,000 will be due upon the successful testing of the pilot plant, anticipated in the second quarter of fiscal 2013. We had no revenues for the year ended December 31, 2011. We not anticipate additional license revenues until the pilot plant has been successfully tested, and do not expect to receive any significant royalty fees for approximately 24 months thereafter.

Operating Expenses

Our operating expenses for the year ended December 31, 2012 totaled $7,465,639, compared to $3,160,524 for the prior year. The primary component of the operating expenses in both periods was for shares issued for services. The significant increase in compensation expense for the 2012 fiscal year is due to the differences in share prices and number of shares and options issued in each year.

We recorded stock-based compensation of $4,361,195 for the year ended December 31, 2012, compared to $1,380,912 for the same period in the prior year. The stock-based compensation consists of common shares issued for services and the grant of common stock options. During the year ended December 31, 2012, we issued significantly more common shares for services compared to the same period in 2011. In addition, we granted options during the 2012 period while no options were granted during 2011.

All Board of Directors’ cash fees have been accrued as of this date. Our CEO and President, Robin Eves, our Chief Operations Officer and Ignacio Ponce de Leon are not compensated for their participation on our Board.

Employees

As of December 31, 2012, we have two full-time executives, and one full-time administrative employee. President and CEO Robin Eves, and Chief Operations Officer, Ignacio Ponce de Leon have written employment agreements. Our administrative employee is at-will. Messrs. Eves and Ponce de Leon received no compensation for their participation on the Board of Directors. We have an oral consulting agreement with C.J. Douglas, a shareholder who provides services that support our administrative and accounting functions on a month-to-month basis, at $20,000 per month.

On July 1, 2012, we entered into three year employment agreements with Robin Eves as President and Chief Executive Officer and Ignacio Ponce de Leon as Chief Operating Officer. Mr. Eves receives an annual salary of $395,000. Mr. Ponce de Leon receives an annual salary of $370,000. Each officer was also granted 8,000,000 common shares and 16,000,000 common stock options. 8,000,000 of each officer’s options are exercisable at $0.20 per share, vest on June 30, 2013 and expire June 30, 2018.  The remaining 8,000,000 of each officer’s options are exercisable at $0.35 per share, vest on June 30, 2014 and expire June 30, 2019.

The terms of the agreements described above were negotiated by and between the individuals and our Board of Directors based on the qualifications and requirements of each individual and the needs of the company.

Net Income/Loss

For the year ended December 31, 2012, we experienced net losses of $9,318,946 and $3,285,553, respectively for the same period of the prior year. For the year ended December 31, 2012, we incurred losses from operations of $7,090,639 and $3,160,524 for the year ended December 31, 2011. We incurred interest expense of $2,587,460 for the year ended December 31, 2012 and $127,979 for the year ended December 31, 2011.

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

Net Cash Used in Operating Activities.

Our primary sources of operating cash during the year ended December 31, 2012, was the AGPL convertible note, the Jindal license fee, and the sale of shares to Ventrillion, as well as additional borrowings on debt. Our primary uses of funds in operations were payments made to our consultants and employees, as well as travel and office expenses.

Net cash used in operating activities was $2,915,861 for the year ended December 31, 2012 compared to net cash used of $777,490 for the same period in 2011. Non-cash items in 2012 included shares issued for services valued at $2,748,471, derivative liabilities recorded as compensation expense of $566,275, amortization of loan discounts of $2,324,720, amortization of deferred financing costs of $120,000, gain on derivative liabilities of $218,487, gain on extinguishment of $140,666, options expense of $1,046,449 and depreciation expense of $203. During the year ended December 31, 2012, we experienced an increase in prepaid expenses and other current assets of $46,124, a decrease in accounts payable of $154,792, a decrease in related party payables of $19,011 and an increase in accrued liabilities of $176,047.

Net Cash Used In Investing Activities.

We used no cash in investing activities during the years ended December 31, 2012 and 2011.

Net Cash Provided by Financing Activities.

Net cash provided by financing activities during the year ended December 31, 2012 totaled $5,482,606 consisting of shares sold for cash of $4,000,000, borrowings on debt and convertible debt of $3,060,641, offset by payments on debt of $1,040,303 and payments on related party debt of $537,732. Net cash provided by financing activities during the year ended December 31, 2011 totaled $780,386 consisting of borrowings on debt of $449,300, payments on debt of $50,000, advances from related parties of $208,086 and borrowings on related party debt and convertible debt of $173,000.

Cash Position and Outstanding Indebtedness.

Our total indebtedness at December 31, 2012 was $1,582,014, which consists entirely of current liabilities. Current liabilities consist primarily of accounts payable, accounts payable to related parties, short-term debt and accrued liabilities. At December 31, 2012, we had current assets of $2,575,087 in cash, $450 of other current assets and $62,079 in prepaid expenses. Our working capital at December 31, 2012 was $1,055,602. We had property, plant and equipment (net of accumulated depreciation) of $128 at December 31, 2012.

Contractual Obligations and Commitments

The following table summarizes our contractual cash obligations and other commercial commitments at December 31, 2012.

	Payments due by period
	Total	Less than 1 year	1 to 3 years	3 to 5 years	After 5 years
Facility lease (1)	$17,250	$17,250	$-	$-	$-
Total contractual cash obligations	$17,250	$17,250	$-	$-	$-

(1)Our New York lease is for six months, beginning August 1, 2012, at a monthly rate of $2,875 per month. It was extended through June 2013 at the same monthly rate.

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

Our contract with Maxim Group, LLC included the payment of $20,000 per month for the six month term of the agreement. Our contract with Trilogy Capital Partners included the payment of $8,000 per month for the three month term of the agreement. Both agreements expired during 2012.

Based on our current operational costs and including the capital requirements for our project deployments, we estimate we will need a total of approximately $5,000,000 to continue for 2013 fiscal year or until an initial commercial is up and running. At this filing date, we do not have commitments for funding but intend to seek sufficient debt or equity funding to meet both our capital contribution deadlines and funding sufficient for our operations. We are also actively pursuing technology license and royalty agreements in order to begin construction of other facilities without incurring the capital costs associated with the construction of future plants.

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

FINANCIAL STATEMENTS INDEX

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Stockholders and Board of Directors of
Clean Coal Technologies, Inc.
New York, New York

We have audited the accompanying balance sheets of Clean Coal Technologies, Inc. (the “Company”) as of December 31, 2012 and 2011 and the related statements of operations, changes in stockholders’ deficit, and cash flows for the years ended December 31, 2012 and 2011. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Clean Coal Technologies, Inc. as of December 31, 2012 and 2011 and the results of its operations and its cash flows for the years ended December 31, 2012 and 2011 in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 3 to the financial statements, the Company has generated net losses since its inception and further losses are anticipated. The Company requires additional funds to meet its obligations and the costs of its operations. These factors raise substantial doubt about its ability to continue as a going concern. Management’s plans regarding those matters also are described in Note 3. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/MaloneBailey, LLP
www.malonebailey.com
Houston, Texas
March 25, 2013

Clean Coal Technologies, Inc.
Balance Sheets

	December 31,	December 31,
	2012	2011
ASSETS
Current Assets
Cash	$2,575,087	$8,342
Prepaid expenses	62,079	16,405
Other current assets	450	-
Total Current Assets	2,637,616	24,747

Property, plant and equipment, net of accumulated depreciation of $891 and $688, respectively	128	331

Total Assets	$2,637,744	$25,078

LIABILITIES AND STOCKHOLDERS' DEFICIT
Current Liabilities
Accounts payable	$183,058	$427,850
Accounts payable to related parties	579,950	613,961
Accrued liabilities	729,006	703,172
Short-term convertible debt	-	50,000
Short-term debt, net of unamortized discounts of $0 and $54,919, respectively	90,000	367,384
Convertible debt owed to related parties	-	523,000
Debt owed to related parties	-	379,732
Total Current Liabilities	1,582,014	3,065,099

Stockholders' Deficit
Common stock, $0.00001 par value; 975,000,000 shares authorized, 851,067,644 and 593,783,400 shares issued and outstanding, respectively	8,512	5,938
Additional paid-in capital	209,966,240	196,554,117
Accumulated deficit	(208,919,022)	(199,600,076)
Total Stockholders' Deficit	1,055,730	(3,040,021)
Total Liabilities and Stockholders' Deficit	$2,637,744	$25,078

The accompanying notes are an integral part of these financial statements.

Clean Coal Technologies, Inc.
Statements of Operations

	Years Ended
	December 31,
	2012	2011

License Fee Revenue	$375,000	$-

Operating Expenses:
General and administrative	1,842,181	1,127,550
Consulting services	5,623,458	2,032,974

Loss from Operations	(7,090,639)	(3,160,524)

Other Income (Expenses):
Interest expense	(2,587,460)	(127,979)
Other income	-	2,950
Gain on extinguishment of debt	140,666	-
Gain on change in fair value of derivative liability	218,487	-
Total Other Income (Expenses)	(2,228,307)	(125,029)

Net loss	$(9,318,946)	$(3,285,553)

Net loss per share - basic and diluted	$(0.01)	$(0.01)

Weighted average common shares outstanding - basic and diluted	679,970,822	565,250,440

The accompanying notes are an integral part of these financial statements.

Clean Coal Technologies, Inc.
Statements of Changes in Stockholders' Deficit
Years Ended December 31, 2012 and 2011

			Additional
	Common Stock		Paid-In	Accumulated	Stockholders'
	Shares	Amount	Capital	Deficit	Deficit
Balances at December 31, 2010	531,977,794	$5,320	$193,816,192	$(196,314,523)	$(2,493,011)

Common stock issued for services	36,510,000	365	1,380,547	-	1,380,912
Common stock issued upon conversion of debt and interest	19,356,206	194	1,250,206	-	1,250,400
Common stock issued with debt	3,940,000	39	68,192	-	68,231
Common stock issued for interest expense	2,000,000	20	38,980	-	39,000
Net loss	-	-	-	(3,285,553)	(3,285,553)
Balances at December 31, 2011	593,784,000	5,938	196,554,117	(199,600,076)	(3,040,021)

Common stock sold for cash	100,000,000	1,000	3,999,000	-	4,000,000
Common stock issued for services	55,850,332	559	2,747,912	-	2,748,471
Common stock issued upon conversion of debt and interest	84,479,312	845	3,001,343	-	3,002,188
Common stock issued with debt	3,160,000	32	81,889	-	81,921
Common stock issued for resolution of derivative liabilities	13,794,000	138	691,562	-	691,700
Derivative liabilities	-	-	(156,032)	-	(156,032)
Debt discount due to beneficial conversion feature	-	-	2,000,000	-	2,000,000
Options expense	-	-	1,046,449	-	1,046,449
Net loss	-	-	-	(9,318,946)	(9,318,946)
Balances at December 31, 2012	851,067,644	$8,512	$209,966,240	$(208,919,022)	$1,055,730

The accompanying notes are an integral part of these financial statements.

Clean Coal Technologies, Inc.
Statements of Cash Flows

	Years Ended
	December 31,
	2012	2011
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(9,318,946)	$(3,285,553)
Adjustment to reconcile net loss to net cash used in operating activities:
Depreciation expense	203	204
Amortization of debt discounts	2,324,720	13,312
Amortization of deferred financing costs	120,000	-
Shares issued for services	2,748,471	1,380,912
Options expense	1,046,449	-
Gain on extinguishment of debt	(140,666)	-
Derivative liabilities recorded as compensation expense	566,275	-
Interest expense paid in shares	-	39,000
Gain on change in fair value of derivative liability	(218,487)	-
Changes in operating assets and liabilities:
Prepaid expenses and other current assets	(46,124)	(16,405)
Accounts payable	(154,792)	121,980
Accounts payable - related party	(19,011)	319,774
Accrued expenses	176,047	649,286
Cash Used In Operating Activities	(2,915,861)	(777,490)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from the sale of stock	4,000,000	-
Advances from related parties	-	208,086
Borrowings on related party debt	-	30,000
Borrowings on related party convertible debt	-	143,000
Payments on related party debt	(379,732)	-
Payments on related party convertible debt	(158,000)	-
Borrowings on convertible debt	2,252,641	-
Borrowings on debt	808,000	449,300
Payments on debt	(1,040,303)	(50,000)
Cash Provided by Financing Activities	5,482,606	780,386

NET CHANGE IN CASH AND CASH EQUIVALENTS	2,566,745	2,896
CASH AND CASH EQUIVALENTS - beginning of period	8,342	5,446
CASH AND CASH EQUIVALENTS - end of period	$2,575,087	$8,342

The accompanying notes are an integral part of these financial statements.

Clean Coal Technologies, Inc.
Statements of Cash Flows
(continued)

	Years Ended
	December 31,
	2012	2011

SUPPLEMENTAL DISCLOSURES:
Cash paid for interest	$63,991	$2,764
Cash paid for income taxes	-	-

NON-CASH INVESTING AND FINANCING ACTIVITIES:
Derivative liabilities recorded in additional paid-in capital	$156,032	$-
Derivative liabilities recorded as debt discounts	187,880	-
Debt discounts due to beneficial conversion features	2,000,000	-
Accrued interest converted to debt	104,758	-
Common Stock issued in resolution of derivative liabilities	691,700	-
Payables converted to debt	90,000	-
Related party payables and advances converted to debt	15,000	-
Related party payables and advances converted to convertible debt	-	380,000
Debt issuance costs accrued	120,000	-
Common stock issued for debt, liabilities and accrued interest	2,732,454	31,530
Common stock issued for related party debt, liabilities and accrued interest	410,400	1,218,870
Common stock issued with debt	81,921	68,231

The accompanying notes are an integral part of these financial statements.

Clean Coal Technologies, Inc.
Notes to Financial Statements

NOTE 1: NATURE OF BUSINESS

Clean Coal Technologies, Inc. (“CCTI” or the “Company” or “Clean Coal”), a Nevada corporation, is developing a patented multi-stage process that transforms coal with high levels of impurities, contaminants and other polluting elements into an exceptionally efficient, clean and inexpensive source of high energy, low polluting fuel.

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

During 2012, the Company granted a 25-year technology license agreement for a one-time license fee of $750,000. The first installment of the license fee $375,000 has been collected pursuant to the signing of a pilot plant construction contract and the balance of $375,000 will be due upon the successful testing of the pilot plant, estimated to be in mid-2013. In addition, under the technology license agreement, the Company will receive an on-going royalty fee of $1 per metric ton on all coal processed using the technology, up to $4,000,000 per annum. As a result of this transaction, Clean Coal emerged from the development stage.

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

Property and Equipment

Property and equipment consists of furniture and fixtures and computer equipment, recorded at cost, depreciated upon placement in service over estimated useful lives ranging from three to five years on a straight-line basis. As of December 31, 2012 and 2011, Clean Coal had property and equipment of $128 and $331, respectively, net of accumulated depreciation of $891 and $688, respectively. Expenditures for normal repairs and maintenance are charged to expense as incurred. Depreciation expense for the years ended December 31, 2012 and 2011totaled $203 and $204, respectively.

Impairment of Long Lived Assets

In the event facts and circumstances indicate the carrying value of a long-lived asset, including associated intangibles, may be impaired, an evaluation of recoverability is performed by comparing the estimated future undiscounted cash flows associated with the asset to the asset's carrying amount to determine if a write-down to market value or discounted cash flow is required. There was no impairment recorded during the years ended December 31, 2012 and 2011.

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

NOTE 3: GOING CONCERN

The accompanying financial statements have been prepared on a going concern basis of accounting which contemplates continuity of operations, realization of assets, liabilities, and commitments in the normal course of business. The accompanying financial statements do not reflect any adjustments that might result if the Clean Coal is unable to continue as a going concern. Clean Coal has an accumulated deficit and limited working capital as of December 31, 2012. Management believes Clean Coal will need to raise capital in order to operate over the next 12 months. As shown in the accompanying financial statements, Clean Coal has also incurred significant losses since inception. Clean Coal’s continuation as a going concern is dependent upon its ability to generate sufficient cash flow to meet its obligations on a timely basis and ultimately to attain profitability. Clean Coal has limited capital with which to pursue its business plan. There can be no assurance that Clean Coal’s future operations will be significant and profitable, or that Clean Coal will have sufficient resources to meet its objectives. These conditions raise substantial doubt as to Clean Coal’s ability to continue as a going concern. Management may pursue either debt or equity financing or a combination of both, in order to raise sufficient capital to meet Clean Coal’s financial requirements over the next twelve months and to fund its business plan. There is no assurance that management will be successful in raising additional funds.

NOTE 4: RELATED PARTY TRANSACTIONS

Debt and convertible debt owed to related parties

On June 30, 2011, Clean Coal converted an aggregate of $1,168,169 of related party debt and $19,776 of accrued interest to an aggregate of 16,910,256 common shares.

On July 1, 2011, advances from related parties totaling $380,000 were converted to a convertible note. The note is unsecured, bears interest at 8% per annum and matures June 30, 2012. This note becomes convertible into Clean Coal common stock at $0.018 per share on January 1, 2012. Clean Coal evaluated the conversion option under FASB ASC 470-20 and determined it does not contain a beneficial conversion feature. The note holder agreed to extend the maturity date of the note for an additional six months or until shareholder approval of an increase to the authorized stock of the Company, whichever occurs first. The note of $380,000 and the related accrued interest of $2,499 were converted into 21,249,923 shares of common stock on June 28, 2012 and the remaining accrued interest on this note of $27,901 was converted to 1,550,077 common shares on August 23, 2012.

On July 22, 2011, Clean Coal borrowed $143,000 from its President and Chief Executive Officer. The note is unsecured, bears interest at 12.5% per annum and matures October 30, 2011. The note is payable in Clean Coal common stock at $0.0155 per share. Clean Coal evaluated the conversion option under FASB ASC 470-20 and determined it does not contain a beneficial conversion feature. As of December 31, 2012, this note was paid in full.

On August 8, 2011, Clean Coal borrowed $30,000 from its President and Chief Executive Officer. The note is unsecured, bears interest at 12.5% per annum and matures November 8, 2011. The note was payable in 1,935,484 shares of Clean Coal common stock. Clean Coal evaluated the conversion option under FASB ASC 470-20 and determined it does not contain a beneficial conversion feature. On November 4, 2011, this $30,000 note and $925 of interest were converted into 1,997,128 common shares.

On September 14, 2012, related party payables totaling $15,000 were converted into a related party note payable. The note is unsecured, bears interest at 8% per annum and matures December 10, 2012. As of December 31, 2012, this note was paid in full.

During the year ended December 31, 2012, Clean Coal made aggregate cash payments of $537,732 on its related party debt and convertible debt. No cash payments were made during the year ended December 31, 2011.

A summary of the debt and convertible from related parties outstanding as of December 31, 2012 and 2011 is as follows:

DATE OF NOTE	TO WHOM	MATURITY DATE	INTEREST RATE	December 31, 2012	December 31, 2011
Not Convertible:
June 30, 2008	Equimune Research Corp	June 30, 2010	10%	$-	$252,641
September 30, 2009	Enviro Fuels MfgInc	Demand	0%	-	98,091
September 30, 2009	Enviro Fuels MfgInc	Demand	0%	-	500
October 31, 2009	Enviro Fuels MfgInc	Demand	0%	-	3,000
November 30, 2009	Enviro Fuels MfgInc	Demand	0%	-	500
March 8, 2010	Enviro Fuels MfgInc	September 8, 2010	10%	-	25,000
				$-	$379,732

Convertible:
July 1, 2011	Out of The Chute LLC	June 30, 2012	8%	$-	$380,000
July 22, 2011	Robin Eves	October 31, 2011	12.5%	-	143,000
				$-	$523,000

Accounts payable to related parties

At December 31, 2012 and December 31, 2011, unpaid services provided by related parties totaled $579,950 and $613,961, respectively.

NOTE 5: SHORT-TERM DEBT

On June 28, 2011, an aggregate of $30,916 of convertible debt and accrued interest of $614 was converted into 448,822 common shares.

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

On November 10, 2011, Clean Coal borrowed $100,000 under a note that is unsecured, bears interest at 5% per annum and matures March 9, 2012. If the note is not repaid by maturity, Clean Coal is required to issue the lender 600,000 common shares. This note was not repaid prior to the maturity date and these shares were issued on March 10, 2012, valued at $43,200, included in the derivative liability and expensed (see Note 6).

During December 2011, Clean Coal borrowed an aggregate of $197,000 under four notes. The notes are unsecured, bear interest at 10% per annum, beginning March 1, 2012, and mature March 31, 2012. In connection with the notes, Clean Coal issued the lenders an aggregate of 3,940,000 common shares. The relative fair value of the shares was determined to be $68,231 was recorded as loan discounts. The discounts are being amortized over the life of the loans using the effective interest rate method. During 2011, amortization expense of $13,312 was recorded.

During 2011, Clean Coal borrowed an additional $2,300 under a previously issued note payable and repaid an aggregate of $50,000 of previously issued notes payable.

$50,000 of the outstanding notes at December 31, 2011 became convertible into common stock in August 2012 at $0.013 and $0.014 per share. These notes and their accrued interest of $5,027 were converted into an aggregate of 3,717,835 common shares during September 2012.

During 2012, Clean Coal borrowed an aggregate of $458,000 under multiple notes. The notes are unsecured, bear interest at 10%, beginning between March 1, 2012 and April 1, 2012, and matured March 31, 2012. In connection with the notes, Clean Coal agreed to issue the lenders an aggregate of 7,160,000 common shares. 3,160,000 shares were issued. The other 4,040,000 common shares were in excess of Clean Coal’s authorized stock and were accounted for as a derivative liability (see Note 6). The relative fair value of the 3,160,000 shares was determined to be $81,921 and was recorded as loan discounts. The fair value of the 4,000,000 common shares was determined to be $205,160 of which $187,880 was recorded as loan discounts and $17,280 was expensed as a loss on derivative liabilities. The discounts are being amortized over the life of the loans using the effective interest rate method and were fully amortized during the year ended December 31, 2012. During June 2012, $200,000 of these notes and accrued interest of $10,027 was extinguished through the issuance of 4,000,000 common shares. The fair value of the shares was determined to be $227,600 resulting in a loss on extinguishment of $17,573.

On March 20, 2012, the Company borrowed $2,000,000 under a promissory note. The note is unsecured, bears no interest and matures July 17, 2012. The note becomes convertible into 6.7% of the fully diluted outstanding common stock of the Company upon shareholder approval of an increase to the authorized stock of the Company. Clean Coal incurred financing costs of $120,000 associated with this note which is being amortized over the life of the note. During year ended December 31, 2012, amortization expense of $120,000 was recorded on these deferred financing costs. During June 2012, the Company increased the authorized stock of the company whereby the note became convertible. The 6.7% of the fully diluted outstanding common stock on the date of the increase was determined to be 48,528,082 shares. Clean Coal evaluated the note for a beneficial conversion feature under ASC 470-20 as of the date of the note and determined that a beneficial conversion feature existed. The intrinsic value of the beneficial conversion feature was determined to be $2,000,000, and was recognized as a discount to the debt that is being amortized using the effective interest method over the life of the note. During the year ended December 31, 2012, amortization of $2,000,000 was recorded against this discount. In August 2012, the note was converted into 48,528,082 common shares.

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

On September 14, 2012, the Company issued a note to convert accounts payable of $90,000 to debt. The note is unsecured, bears interest at 10% per annum and matures December 10, 2012. This is the only note outstanding as of December 31, 2012 and it is past due and due on demand.

During the year ended December 31, 2012, the Company made cash payments totaling $1,040,303 on their outstanding notes payable.

NOTE 6: DERIVATIVE LIABILITIES

During 2012, the Company committed to issue more common shares than its authorized amount through the issuance of common stock with debt, stock for services and through the vesting of a stock option bonus to the Company’s Chief Executive Officer. If the shares had been issued, the Company would have exceeded its authorized common stock on January31, 2012. Therefore, all issuances after this date were accounted for as derivative liabilities through June 26, 2012 when the authorized common stock was increased to 975,000,000. The shares in excess of the authorized common stock were determined in chronological order based upon the date the obligation to issue the shares took place.

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

Between February 1, 2012 and June 26, 2012, the Company reported as issued an aggregate of 4,000,000 common shares with debt in excess of the authorized shares. The fair value of the 4,000,000 common shares was determined to be $205,160 on the date of the loans using the closing price of Clean Coal’s common stock of which $187,880 was recorded as loan discounts and $17,280 was expensed as a loss on derivative liabilities. On June 26, 2012, the fair value of the 4,000,000 common shares was determined to be$202,000 using the closing price of Clean Coal’s common stock.

Between February 1, 2012 and June 26, 2012, the Company reported as issued an aggregate of 6,850,000 common shares for services provided to the company. The fair value of the 6,850,000 common shares was determined to be $566,275 on the grant dates and was expensed as compensation expense. On June 26, 2012 the fair value of the 6,850,000 common shares was determined to be $342,500 using the closing price of Clean Coal’s common stock.

On June 26, 2012, the company increased the authorized common shares to 975,000,000 shares. As a result of the increase, the Company issued these 13,794,000 common shares. On June 26, 2012, the aggregate fair value of the derivative liabilities was determined to be $691,700 and was recorded against additional paid-in capital. There are no derivative liabilities outstanding as of December 31, 2012 because the Company has sufficient authorized common shares to cover its outstanding issuances and convertible instruments.

NOTE 7: EQUITY TRANSACTIONS

Common Stock

On August 9, 2010 Clean Coal entered into an employment agreement with Robin Eves as President and Chief Executive Officer. Under the employment agreement, President and Chief Executive Officer is entitled to a stock bonus of 28,000,000 common shares. Under the terms of the employment agreement, the stock is to be awarded as follows: 50% of the shares to be exercisable at the signing of the agreement, and the balance of 50% exercisable after January 31, 2012, or on the accomplishment of a significant business objective as established by the Board of Directors. Clean Coal calculated the fair value of the award based upon the closing stock price on the grant date of August 9, 2010 and is expensing the award over the award periods. The total fair value of the award was determined to be $1,736,000. On August 5, 2011, Clean Coal accelerated the vesting of 10,000,000 of the common shares. The vesting of these shares was modified whereby the 10,000,000 shares were fully earned and issued on August 5, 2011. The remaining 4,000,000 common shares were earned on January 31, 2012. Clean Coal fully expensed the fair value of the award associated with the 10,000,000 shares that were accelerated during 2011. A total of $14,273 and $622,296 was recognized as share-based compensation under this award for the years ended December 31, 2012 and 2011, respectively.

On April 1, 2011 Clean Coal entered into an employment agreement with Ignacio Ponce De Leon as Chief Operating Officer. Under the employment agreement, the Chief Operating Officer is entitled to a stock bonus of 2,000,000 common shares. Under the terms of the employment agreement, the stock vested on January 1, 2012. Clean Coal calculated the fair value of the award based upon the closing stock price on the grant date of April 1, 2011 and is expensing the award over the vesting period. The total fair value of the award was determined to be $76,000. A total of $276 and $75,724 was recognized as share-based compensation under this award for the years ended December 31, 2012 and 2011, respectively.

Including the shares issued under the stock awards described above, during the year ended December 31, 2011, Clean Coal issued an aggregate of 36,510,000 common shares for services valued at $1,380,912, issued 19,356,206 common shares for $1,250,400 of third party and related party debt and accrued interest (see Notes 4 and 5), issued 3,940,000 common shares in connection with notes payable for which debt discounts of $68,231 were recorded  (see Note 5) and issued 2,000,000 common shares as payment of $39,000 of interest expense (see Note 5).

Including the shares issued under the stock awards described above, during the year ended December 31, 2012, Clean Coal issued an aggregate of 55,850,332 common shares for services valued at $2,748,471, 3,160,000 common shares with debt valued at $81,921 (see Note 5), 84,479,312 common shares for debt, interest, and accrued liabilities valued at $3,002,188 which resulted in a net gain on extinguishment of $140,666 during the year ended December, 2012 (see Note 5), and issued 13,794,000 common shares valued at $691,700 for the resolution of derivative liabilities (see Note 6).

On December 5, 2012, Clean Coal entered into a stock purchase agreement with Ventrillion Management Company Ltd relating to the issuance and sale of up to 300 million common shares for up to $15,000,000. On December 6, 2012, the Company closed the first tranche of the investment and issued 100,000,000 common shares to Ventrillion for cash of $4,000,000. The closing of the second and third tranches of the investment, 100,000,000 common shares for $5,000,000 and 100,000,000 common shares for $6,000,000, respectively, are set to be within 6 months and 12 months of the agreement, respectively, and are subject to certain conditions, including, with respect to the second tranche of the investment, the receipt of stockholders’ approval of a reverse split of the common shares and completion of the Company’s pilot plant and, with respect to the third tranche of the investment, the commercialization of the Company’s technology.  Pursuant to the purchase agreement, Ventrillion was issued an option to purchase 40,000,000 common shares at $0.00001 per share, which will become exercisable if stockholder approval of the reverse split is not obtained by the second closing date. Upon exercise of the option, Ventrillion may elect to require the Company to seek stockholder approval again to allow Ventrillion to acquire the remaining 160,000,000 common shares under the purchase agreement.  If Ventrillion makes such election, the Company will be prohibited, with certain exceptions, from issuing equity securities for a period of 12 months from the date of such notice, and after which, the Company may terminate its obligation to issue and sell the remaining 160,000,000 common shares with no further liability.

Common Stock Options

On June 26, 2012, upon the increase to the Company’s authorized common stock, the Company granted 10,000,000 common stock options to its Chief Executive Officer. The options are exercisable at $0.03 per share, vest on August 1, 2012 and expire on August 1, 2018. The fair value of these options was determined to be $453,933 using the Black-Scholes Option Pricing Model. The significant assumptions used in the model include (1) discount rate of 0.42%, (2) expected term of 3.0 years (3) expected volatility of 179.12% and (4) zero expected dividends. The entire $453,933 was expensed during the year ended December 31, 2012.

On July 1, 2012, the Company entered into three year employment agreements with its Chief Executive Officer and its Chief Operating Officer.  Each officer was granted 8,000,000 common shares and 16,000,000 common stock options. 8,000,000 of each officer’s options are exercisable at $0.20 per share, vest on June 30, 2013 and expire June 30, 2018.  The remaining 8,000,000 of each officer’s options are exercisable at $0.35 per share, vest on June 30, 2014 and expire June 30, 2019. The fair value of these options was determined to be $1,496,478 using the Black-Scholes Option Pricing Model. The significant assumptions used in the model include (1) discount rate of 0.72%, (2) expected terms between 3.5 and 4.5 years (3) expected volatilities between 173.70% and 174.52% and (4) zero expected dividends. $559,493 was expensed during the year ended December 31, 2012 and $936,985 will be expensed over the remaining vesting periods.

On October 1, 2012, the Company amended its retainer agreement with its in-house counsel whereby the term was extended from 2 years to 4 years. In addition, the attorney was granted an aggregate of 4,000,000 common stock options. 2,000,000 of the options are exercisable at $0.20 per share, vest on July 1, 2013 and expire October 1, 2019. The remaining 2,000,000 options are exercisable at $0.35 per share, vest on July 1, 2014, and expire October 1, 2019. The fair value of these options was determined to be $138,165 using the Black-Scholes Option Pricing Model. The significant assumptions used in the model include (1) discount rate of 0.72%, (2) expected terms between 3.88 and 4.38 years (3) expected volatilities between 165.87% and 169.70% and (4) zero expected dividends. $33,023 was expensed during the year ended December 31, 2012 and $105,142 will be expensed over the remaining vesting periods.

There was no stock option activity during 2011. The following table presents the stock option activity during 2012:

		Weighted
		Average
	Options	Exercise Price
Outstanding - December 31, 2011	-	$-
Granted	46,000,000	0.22
Forfeited/canceled	-	-
Exercised	-	-
Outstanding - December 31, 2012	46,000,000	$0.22
Exercisable – December 31, 2012	10,000,000	$0.03

The weighted average remaining life of the outstanding options as of December 31, 2012 was 6.41 years, the weighted average grant date fair value of the options granted during the year ended December 31, 2012 was $0.045 and the intrinsic value of the exercisable options as of December 31, 2012 was $170,000.

NOTE 8: INCOME TAXES

Clean Coal uses the liability method, where deferred tax assets and liabilities are determined based on the expected future tax consequences of temporary differences between the carrying amounts of assets and liabilities for financial and income tax reporting purposes. During 2012 and 2011, Clean Coal incurred net losses and, therefore, has no tax liability. The net deferred tax asset generated by the loss carry-forward has been fully reserved. The cumulative net operating loss carry-forward is approximately $10,120,000 at December 31, 2012, and will begin to expire in the year 2025. Section 382 of the Internal Revenue code limits the use of net operating losses where a change of control has occurred. The Company has changed control multiple times since inception resulting in such limitations.

At December 31, 2012 and 2011, deferred tax assets consisted of the following:

	2012	2012
Net operating loss carry-forward	$3,541,653	$2,437,805
Valuation allowance	(3,541,653)	(2,437,805)
Net deferred tax asset	$-	$-

NOTE 9: OPERATING LEASES

Clean Coal has one operating lease for its executive offices in Manhattan, New York. The lease is for six months, beginning August 1, 2012, at a monthly rate of $2,875 per month. The lease was extended through June 2013 at the same monthly rate.

NOTE 10: COMMITMENTS AND CONTINGENCIES

On June 26, 2012, upon the increase to the Company’s authorized common stock, the Company granted Archean Group, in conjunction with a March 2012 joint venture agreement, the right to acquire up to 20% of the outstanding common stock of the Company at a discount to the market price on the date of exercise. Archean had the right to acquire the common stock at a 20% discount to the market price between June 26, 2012 and June 30, 2012. Archean did not exercise this right. Contingent upon the successful commissioning of a pilot plant, Archean also has the right to acquire 20% of the outstanding common stock of the Company at a 15% discount to the market price if the commissioning of the pilot plant occurs prior to March 2013. The Company does not expect the commission of the pilot plant to take place prior to March 2013. On December 18, 2012, Clean Coal sent a notice of termination, effective immediately, to Archean pursuant to the termination provisions of the joint venture agreement based on Archean’s continuing failure to cure non-payment to SAIC.

Litigation

Clean Coal was served with a statement on or about January 23, 2013 in an international arbitration proceeding titled Beijing Deheng Law Firm v. Clean Coal Technologies, Inc., #x20230033, filed with the China International Economic and Trade Arbitration Commission (“CIETAC”). The Beijing Deheng Law Firm (“Deheng”) has filed a claim against the Company for alleged breach of a Settlement Agreement to pay legal fees and costs in the alleged amount of approximately $115,908 plus fees and costs. The Company intends to contest the claim due to misrepresentations concerning the lack of qualifications of the purported attorney rendering the services as well as apparent conflicts of interest among parties related to Deheng that are currently under investigation by the Company. Clean Coal has accrued an aggregate of $129,375 payable to Deheng as of December 31, 2012 which is included as accounts payable in the balance sheet herein.

NOTE 11: SUBSEQUENT EVENTS

During February 2013, Clean Coal remitted the first payment of $2,000,000 to SAIC for the construction of the 2-ton/hour, pilot plant in Oklahoma. The total cost of the project, including testing to take place at a designated site in Oklahoma, is estimated at $3,600,000. Commissioning of the pilot plant is expected during the second quarter of 2013.

During January and February 2013, Clean Coal issued an aggregate of 2,150,000 shares for services rendered to consultants and employees.

In March 2013, Clean Coal negotiated an early closing of part of the second tranche of investment with Ventrillion (see Note 7 above). Under the amended agreement, Ventrillion purchased 8,000,000 million shares for $400,000.

Effective March 22, 2013, Clean Coal entered into a consulting agreement with a term of six months and a monthly cash fee of $8,000. In connection with the agreement, Clean Coal issued the consultant 500,000 common shares on the effective date. In addition, Clean Coal granted the consultant an aggregate of 1,000,000 common stock options which have a term of 3 years and the following exercise prices and vesting terms: 400,000 options are exercisable at $0.15 per share and vest on March 22, 2013, 300,000 options are exercisable at $0.25 per share and vest on July 1, 2013 and 300,000 options are exercisable at $0.35 per share and vest on July 1, 2013.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

There have been no changes in our independent accountants, MaloneBailey, LLP, or disagreements with them on matters of accounting or financial disclosure.

ITEM 9A. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

As of December 31, 2012, we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer (the same person), of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Exchange Act Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended. Based on this evaluation, management concluded that our financial disclosure controls and procedures were not effective due to our limited internal resources and lack of ability to have multiple levels of transaction review.

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

Management has assessed our internal control system in relation to criteria for effective internal control over financial reporting described in “Internal Control-Integrated Framework” issued by the Committee of Sponsoring Organizations (“COSO”) of the Treadway Commission. Based upon these criteria, we believe that, as of December 31, 2012, our system of internal control over financial reporting was not effective due to material weaknesses that were identified. The material weaknesses are caused by our limited internal resources and limited personnel.  We presently have only two officers and one employee. The material weaknesses include no segregation of duties within the Company, there is no management oversight, no control documentation being produced, and no one to review control documentation if it was being produced.

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

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The executive officers and directors of the Company are as follows:

Name	Age	Position	Held Since
Robin T. Eves	62	CEO, President, Director	August 2010
Ignacio Ponce de Leon	62	COO, Director	April 2011
Edward Jennings	75	Chairman of the Board	September 2007
Ivy Santoso	43	Director	December 2012
Roland Perdamaian	44	Director	December 2012
Mitch Shapiro (1)	61	Director	September 2007 to June 2012

(1)           Mr. Shapiro’s term ended June 26, 2012.

Certain biographical information with respect to our current officers and directors is set forth below.

Robin Eves has been our Chief Executive Officer, President and a member of the Board of Directors since August 2010. Prior to his appointment with the Company, from February 2009 through August 2010, he served as the CEO of Atlantic Energy Group Ltd., a global energy company developing a major storage and pipeline initiative in South Carolina and the build-out of a global trading business in London, Singapore and the rest of Asia. From the period March 2005 to January 2009 he worked with Oil Trade and Transport LLC, working closely with Sempra Energy Trading. He was responsible for business development in Russia, India and the Middle East. Also during the period, from March 2003 to February 2005, Mr. Eves served as Managing Director and global head of crude and refined products for United Bank of Switzerland From October 2002 to February 2003, Mr. Eves acted as a consultant for Barclays Capital in London, hired to do an extensive due diligence on the Russian/former Soviet Union markets in preparation for Barclays’ possible re-entry into those markets. From February 1990 to September 2002, Mr. Eves served as Managing Director for Synergy International SA/Magna Oil and Gas LLC/CCL Oil, where he was responsible for all trading and structured transactions. Prior to that time, from 1987 to 1990, Mr. Eves served as Vice-President and global head of products trading, and from 1976 to 1987, worked in various positions with Cargill.

We believe that Mr. Eves’ qualifications to serve on the Board of Directors include his extensive background in all aspects of the global energy business, including experience in crude and refined products for power production, including gas and coal, as well as related emissions controls.

Ignacio Ponce de Leon was appointed as Chief Operating Officer and a member of the Board of Directors on April 1, 2011.  Mr. Ponce de Leon had been serving as Senior Advisor to the Board of Directors since August 2010.  Since January 2009, he has worked as an independent consultant to companies in the electric power industry and to a New York-based private equity fund. From August 2006 until December 2008, Mr. Ponce de Leon worked for Capital Advisory Partners as an Associate Partner.  From April1995 to January 2005, he worked at JP Morgan where he formed what became Wall Street’s leading fixed income research team covering corporations globally in Emerging Markets.  From February1992 to March 1995, he served as Vice President, Equities Research, at CS First Boston, covering the Carlos Slim Group in Mexico, Cemex, and the engineering construction sector. Prior to that, he served in various capacities at Chemical Bank (March 1984 to March 1987) and Bankers Trust Company (March 1987 to February 1992). Mr. Ponce de Leon began his professional life in November 1979 at the National Planning Department, Presidency of the Republic of Colombia where he worked on the $3 billion Carbocol/Exxon joint venture to develop Cerrejon, one of the largest coal mines in the world, annually exporting over 35 million tons of thermal coal.  Mr. Ponce de Leon was graduated from the London School of Economics (BSc. Econ, 1973) and from the Fletcher School of Law & Diplomacy (Tufts-Harvard, 1979) with an M.A.L.D.  He is fluent in Spanish and has working proficiency in Portuguese and French.

We believe that Mr. Ponce de Leon’s qualifications to serve on the Board of Directors include his over 30 years of professional experience advising companies in our industry, including over 25 years on Wall Street.

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

We believe that Mr. Jennings’s qualifications to serve on the Board of Directors include his extensive business investment experience.

Ivy Santoso was appointed to the Board of Directors in December 2012.  Since October 2012, she has served as a Director with Actis Capital LLP, a private equity firm focused on investments in emerging markets in Africa, China, India, Latin America, and South East Asia. Prior to that appointment, Ms. Santoso was Country Manager, Asia Funds for the Avenue Capital Group from January 2000 to September 2012. She was Vice President, Institutional Research for GKGohOmetraco from April 1998 to December 1999. Ms. Santoso served as Associate Director, Institutional Research Deutsche Morgan Grenfell from November 1996 to March 1998 and as an Analyst, Institutional Research at GKGohOmetraco from November 1994 to October 1996. She was the Chief Accountant for PT AdindoForestaIndonesiaTbk from November 1991 to October 1994. Ms. Santoso earned a B.S. degree in Accounting from Oklahoma State University in the U.S.A.

We believe that Ms. Santoso’s qualifications to serve on the Board of Directors include her over 20 years of professional experience working throughout Southeast Asia and China and 18 years working in the investment management business with a focus on early stage opportunities.

Mr. Roland Perdamaian was appointed to the Board of Directors in December 2012. Mr. Perdamaian serves as Vice President of Finance at Dynamas Surya Trikon, Pt., Jakarta, Indonesia, a position he has held since December 2011. Prior to then, he served as Vice President of Operation and Business Development for Keshena Multitrada Indonesia, Pt., Jakarta, Indonesia from September 2007 until November 2011. Mr. Perdamaian was Senior Manager of Project Analyst for IBC Sejahtera, Pt., Jakarta, Indonesia from August 2005 to August 2007, a Senior Economic Researcher at La Trobe University, Melbourne, Australia from December 2003 to March 2005 and held positions as Assistant Manager of Loan Origination Securitization Analyst for the Commonwealth Bank, Melbourne, Australia from November 2002 to November 2003 and as Assistant to Head of Credit Risk at the  Bank ArthaGraha, Jakarta, Indonesia from March 1996 to August 1998. Mr. Perdamaian obtained a Ph.D. in Macroeconomics and Econometrics from La Trobe University in Melbourne, Australia; an M.B.A. from Baldwin Wallace College, Ohio, U.S.A.; and a B.S., Law from the University of Pancasila, Jakarta, Indonesia.

We believe that Mr. Perdamaian’s qualifications to serve on the Board of Directors include his 15 years of business experience in Indonesia.

Mr. Perdamaian and Ms. Santoso were appointed by the Board pursuant to that certain Stock Purchase Agreement (the “Purchase Agreement”), dated December 5, 2012, between the Company and Ventrillion Management Company Ltd. (“Ventrillion”). The Purchase Agreement provides that Ventrillion shall have certain rights, and contains certain restrictive covenants in effect, so long as Ventrillion (or any Transferee (as defined in the Purchase Agreement)) beneficially owns at least 10.0% of our outstanding common stock, including the right to board of director composition of no less than five and no more than six members and to nominate two directors to the Board.

All directors will hold office until the next annual meeting of stockholders (currently scheduled to be held May 8, 2013) and until their successors have been duly elected and qualified. There are no agreements with respect to the election of directors. Vacancies on the Board of Directors during the year may be filled by the majority vote of the directors in office at the time of the vacancy without action by the stockholders.

Board Committees

At this filing date, we do not have an audit committee, compensation committee or nominating committee. Our full Board currently performs the duties and responsibilities of such committees. Due to the size of the Company and due to the small number of directors that we had for most of 2012, we believed it was appropriate for the full Board to handle the responsibilities of these committees.

Audit Committee Financial Expert

We do not have an audit committee financial expert because we do not currently have adequate resources to appoint such an individual to our Board.

Code of Conduct

On February 11, 2013, the board of directors approved a code of business conduct and ethics, filed as an exhibit to the Company’s Current Report on Form 8-K on February 14, 2013.

Board Leadership Structure and Role in Risk Oversight

The Board of Directors has risk oversight responsibility for the Company and administers this responsibility directly. The Board of Directors oversees our risk management process through regular discussions of our risks with senior management both during and outside of regularly scheduled Board of Directors meetings. In addition, the Board of Directors administers our risk management process with respect to risks relating to our accounting and financial controls.

Our Board of Directors has no policy with regard to the separation of the offices of Chairman of the Board and Chief Executive Officer, and believes, given the size of our company, no such formal policy is necessary at this time. The current Chairman of the Board, Edward Jennings, is an independent director and has served as Chairman since 2007.

Director Independence

Our Board is not subject to any independence requirements. However, our Board has reviewed the independence of its directors under the requirements set forth by the NASDAQ Stock Market. Messrs. Eves and Ponce de Leon are officers of the Company and therefore not deemed independent directors.  Mr. Jennings, Mr. Perdamaian and Ms. Santoso are deemed to be independent directors.

Meetings of our Board of Directors

Our Board of Directors held 7 meetings during the fiscal year ended December 31, 2012 (including meetings conducted by telephone conferencing).  No director attended less than 75% of all board meetings during the fiscal year ended December 31, 2012. All current Board members and all nominees for election to the Board of Directors are encouraged to attend our annual meetings of stockholders, either in person or by teleconference.

Nomination of Director Candidates

We receive suggestions for potential director nominees from many sources, including members of the Board, advisors, and stockholders. Any such nominations, together with appropriate biographical information, should be submitted to the Chairperson of the Board in the manner discussed below. Any candidates submitted by a stockholder or stockholder group are reviewed and considered in the same manner as all other candidates.

Qualifications for consideration as a Board nominee may vary according to the particular areas of expertise being sought as a complement to the existing board composition. However, minimum qualifications include high level leadership experience in business activities, breadth of knowledge about issues affecting the Company, experience on other boards of directors, preferably public company boards, and time available for meetings and consultation on Company matters. Our Board does not have a formal policy with regard to the consideration of diversity in identifying director candidates, but seeks a diverse group of candidates who possess the background, skills and expertise to make a significant contribution to the Board, to the Company and our stockholders. Candidates whose evaluations are favorable are then chosen by the full Board. The full Board selects and recommends candidates for nomination as directors for stockholders to consider and vote upon at the annual meeting.

Stockholder Communications

Stockholders wishing to communicate with the Board of Directors or with a specific director may send a letter to our corporate secretary at Clean Coal Technologies, Inc., 295 Madison Avenue (12th Floor), New York, NY 10017, and should be marked to the attention of the appropriate director or directors.  Our secretary will circulate the communications (other than commercial solicitations) to the appropriate director or directors.  Communications marked “Confidential” will be forwarded unopened.

Directors’ Compensation

We compensate our non-employee directors for monthly meetings at a rate of $1,000 for meetings via conference call and $3,000 for in-person meetings. In addition, each non-employee director is entitled to an annual fee of $5,000, prorated by the number of monthly meetings attended in that year. In 2012, all meetings were via telephone conference. Directors are also reimbursed for expenses incurred in connection with their board service.  As of December 31, 2012, accrued director’s fees payable totaled $10,083. The Board plans one regularly scheduled meeting each fiscal quarter and may schedule additional meetings as necessary.

All of our present non-employee directors, have other employment or sources of income and will routinely devote only such time to the Company necessary to maintain its viability. It is estimated that each non-employee director will devote approximately 2 days per month to the Company’s corporate activities.

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

Components of Future Executive Compensation

We anticipate that our future executive employment agreements will provide that employees will be compensated by salary and bonus, with bonuses potentially including cash and equity components. The specific elements of the future compensation program are not determined but will most likely include base salary, an annual cash performance bonus and long term equity incentives. Our compensation program will be designed to provide our executives with incentives to achieve our short and long term performance goals and to pay competitive base salaries. Each executive officer’s current and prior compensation will be considered in setting future compensation.

In addition, we expect employment agreements with our executive officers to provide for other benefits, including potential payments upon termination of employment. Once established, the compensation committee will consider all of the above components in determining the exact makeup of the total executive compensation package as well as the factors to be applied in establishing each component.

Perquisites and Other Benefits

At this time, we do not expect to provide perquisites or personal benefits to future executive officers, other than the payment of health insurance premiums and payment of life insurance premiums.

Employment Agreements

We signed three year employment agreements effective July 1, 2012, with Robin Eves, as Chief Executive Officer and President, and Ignacio Ponce de Leon as Chief Operating Officer.  Mr. Eves will receive an annual salary of $395,000. Mr. Ponce de Leon will receive an annual salary of $370,000. Each officer was granted a signing bonus of 8,000,000 million shares of the Company’s restricted common stock upon execution of the agreements. In addition, each officer was granted options to purchase 8,000,000 shares of the Company’s common stock at an exercise price of $0.20 per share, vesting on June 30, 2013 and exercisable until June 30, 2018, plus options to purchase 8,000,000 shares of the Company’s common stock at an exercise price of $0.35 per share, vesting on June 30, 2014 and exercisable until June 30, 2019. These options were granted under the Company’s stock option plan under which a total of 65,000,000 shares have been reserved for issuance under option grants to officers, directors, employees and consultants.

The above employment agreements include provisions for participation in employee benefit programs if the Company adopts such programs during the term of the agreements. Each agreement also includes a provision requiring the purchase by the Company of term life insurance. The agreements also include certain anti-takeover provisions that would require payment of three full years of annual salary as well as immediate vesting of all equity compensation if an entity acquiring the Company did not offer comparable positions to each officer.

Neither Mr. Eves, nor Mr. Ponce de Leon is compensated for their contributions to the Board of Directors.

We have not entered into employment agreements with any other officers, directors, or any other persons but may do so during the current fiscal year as we expand operations.

Other Key Employees and Consultants

We have an oral consulting agreement with CJ Douglas, a shareholder who provides services that support our administrative, investor relations, and accounting functions on a month-to-month basis, at $20,000 per month.

The terms of the employment agreements and the consulting agreement described above were negotiated by and between the individuals and our board of directors based on the qualifications and requirements of each individual and the needs of the company.

Employee Benefits

When we have adequate financing, we intend to offer employee health insurance benefits coverage to provide our workforce with a reasonable level of financial support in the event of illness or injury. It is our intention to offer health insurance benefits to all full time employees, including executive officers.

Accounting Matters

We have adopted the provisions of ACS 718 Compensation – Stock Compensation which requires the fair value of options to be recorded as compensation cost in the consolidated financial statements. Options in our compensation packages result in additional compensation costs being recognized.

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

SUMMARY COMPENSATION TABLE

Officers Name & Principal Position	Year	Salary ($)	Bonus ($)	Stock ($)	Option Awards ($)	All Other Compensation ($)	Total ($)
Robin Eves, Pres and CEO (1)	2012	368,792	50,000	911,402	1,202,172	-	2,532,366
	2011	302,083	250,000	622,296	-	-	1,174,379

Ignacio Ponce de Leon, COO from 4/11(2)	2012	304,580	50,000	898,000	748,239	-	2,000,819
	2011	262,500	250,000	329,000	-	-	841,500

(1) 2012 stock valuation includes the grant of an aggregate of 16,993,000 common shares valued on their grant date using the closing price of common stock totaling $911,402.  2012 option valuation includes the grant of 1) an aggregate of 16,000,000 common stock options valued on their grant date using Black-Scholes to be $748,239 of which 8,000,000 are exercisable at $0.20 per share, vest on June 30, 2013 and expire on June 30, 2018 and 8,000,000 which are exercisable at $0.35 per share, vest on June 30, 2014 and expire on June 30, 2019 and 2) 10,000,000 common stock options valued on their grant date using Black-Scholes to be $453,933 and which are exercisable at $0.03 per share, vest on August 1, 2012 and expire on August 1, 2018.

(2) 2011 stock valuation includes 1) an aggregate of 10,000,000 common shares valued on their grant date using the closing price of common stock totaling $253,000 and 2) an award of 2,000,000 common shares on April 1, 2011 valued at $76,000 using the closing price of common stock on the grant date which award vests on January 1, 2012. 2012 stock valuation includes the grant of an aggregate of 17,000,000 common shares valued on their grant date using the closing price of common stock totaling $898,000. 2012 option valuation includes the grant of an aggregate of 16,000,000 common stock options valued on their grant date using Black-Scholes to be $748,239 of which 8,000,000 are exercisable at $0.20 per share, vest on June 30, 2013 and expire on June 30, 2018 and 8,000,000 which are exercisable at $0.35 per share, vest on June 30, 2014 and expire on June 30, 2019.

OUTSTANDING EQUITY AWARDS AT FISCAL YEAR-END

           The following table shows grants of stock options and grants of unvested stock awards outstanding on the last day of the fiscal year ended December 31, 2012, to each of the executive officers named in the Summary Compensation Table.

	Option Awards				Stock Awards
Name	Number of Securities Underlying Unexercised Options Exercisable (#)	Number of Securities Underlying Unexercised Options Unexercisable (#)	Option Exercise Price ($)	Option Expiration Date	Number of Shares or Units of Stock That Have Not Vested (#)	Market Value of Shares or Units of Stock That Have Not Vested ($)
Robin Eves	10,000,000		03	8/1/2018
		8,000,000	.20	6/30/2018
		8,000,000	.35	6/30/2019

Ignacio Ponce de Leon		8,000,000	.20	6/30/2018
		8,000,000	.35	6/30/2019

The following table sets forth, for the current year, the dollar value of all cash and non-cash compensation for the Company’s directors.

DIRECTOR COMPENSATION

Name	Year	Fees Earned or Paid in Cash ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Non Qualified Deferred Compensation Earnings	All Other Compensation ($)	Total ($)
Robin Eves	2012	-	-	-	-	-	-	-
Ignacio Ponce de Leon	2012	-	-	-	-	-	-	-
Ed Jennings	2012	7,085	-	-	-	-	-	7,085
Mitch Shapiro(1)	2012	5,668	-	-	-	-	-	5,668
Ivy Santoso(2)	2012	-	-	-	-	-	-	-
Roland Perdamaian(2)	2012	-	-	-	-	-	-	-

(1) Mr. Shapiro’s term ended June 26, 2012.
(2) Ms. Santoso and Mr. Perdamaian were appointed as directors in December 2012.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth information, as of March 22, 2013, with respect to each person known by the Company to own beneficially more than 5% of the 861,717,644 shares of our issued and outstanding common stock, as well as the beneficial ownership of each director and officer and all directors and officers as a group. We are not aware of any present arrangements that could result in a change of control of the Company.  Except as otherwise indicated, each of the stockholders listed below has sole voting and investment power over the shares beneficially owned. Except as otherwise indicated, addresses are c/o Clean Coal Technologies, Inc., 295 Madison Avenue (12th Floor) New York, NY 10017.

Name and Address of Beneficial Owner	Amount and Nature of Beneficial Ownership	Percent of Class
APGL Investments 5th Floor, Tower 2, TVHBelicia Towers No. 94, MRC Nagar Chennai 600 028 India	48,528,082	5.63%

Ventrillion Management Company, Ltd. 10 Anson Road #03-05 International Plaza, Singapore 079903	108,000,000	12.53%

Officers and Directors	Amount and Nature of Beneficial Ownership(1)	Percent of Class

Robin Eves, President, CEO, Director	51,557,518	5.91%
Ignacio Ponce de Leon, COO, Director	33,000,000	3.83%
Edward Jennings, Director	2,897,727	0.34%
Ivy Santoso, Director	0	0%
Roland Perdamaian, Director	0	0%
All directors and officers as a group (5 persons)	87,455,245	10.03%

(1) The Company has no documentation that would indicate that any of the shares listed above are pledged as security. Mr. Eves’ beneficial ownership number includes options for the purchase of 10,000,000 shares of common stock at $0.03 per share, exercisable until 8/1/2018. Otherwise, none of the above has the right to acquire any additional shares within 60 days through the exercise of options, warrants, rights, conversion privileges or otherwise.

Equity Compensation Plan Information (as of December 31, 2012)

Plan category	Number of Securities to be Issued upon Exercise of Outstanding Options, Warrants and Rights	Weighted-Average Exercise Price of Outstanding Options, Warrants and Rights	Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans (Excluding Securities Reflected in Column (a))
	(a)	(b)	(c)
Equity compensation plans approved by security holders		$
Equity compensation plans not approved by security holders	46,000,000	$0.22	19,000,000
Total	46,000,000	$0.22	19,000,000

The 2012 Stock Option Plan (“Plan”) was approved by the Company’s Board of Directors on June 26, 2012. There are a total of 65,000,000 shares reserved for issuance under the Plan. Options under the Plan may be granted to directors, officers, employees or consultants of the Company, at the discretion of the Board of Directors, in the amounts, and with such rights and restrictions as may be determined by the Board or a duly authorized committee at the time of grant.

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

We signed three year employment agreements effective July 1, 2012, with Robin Eves, as Chief Executive Officer and President, and Ignacio Ponce de Leon as Chief Operating Officer.  Mr. Eves will receive an annual salary of $395,000. Mr. Ponce de Leon will receive an annual salary of $370,000. Each officer was granted a signing bonus of 8,000,000 million shares of the Company’s restricted common stock upon execution of the agreements. In addition, each officer was granted options to purchase 8,000,000 shares of the Company’s common stock at an exercise price of $0.20 per share, vesting on June 30, 2013 and exercisable until June 30, 2018, plus options to purchase 8,000,000 shares of the Company’s common stock at an exercise price of $0.35 per share, vesting on June 30, 2014 and exercisable until June 30, 2019. These options were granted under the Company’s stock option plan under which a total of 65,000,000 shares have been reserved for issuance under option grants to officers, directors, employees and consultants.

The above employment agreements include provisions for participation in employee benefit programs if the Company adopts such programs during the term of the agreements. Each agreement also includes a provision requiring the purchase by the Company of term life insurance. The agreements also include certain anti-takeover provisions that would require payment of three full years of annual salary as well as immediate vesting of all equity compensation if an entity acquiring the Company did not offer comparable positions to each officer.

The terms of the consulting agreement and the employment agreements described above were negotiated by and between the individuals and our board of directors based on the qualifications and requirements of each individual and the needs of the company.

Share issuances for services

During the year ended December 31, 2012 we issued, for services, the conversion of debt and interest debt and the resolution of derivative liabilities, a total of 154,123,644 shares. Of these 50,694,332 were issued to related parties as follows: Robin Eves 20,993,000, Ignacio Ponce de Leon 19,000,000 and CJ Douglas 10,701,332.

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

Debt from related parties

A summary of the debt from related parties outstanding as of December 31, 2012 and 2011 is as follows:

DATE OF NOTE	TO WHOM	MATURITY DATE	INTEREST RATE	December 31, 2012	December 31, 2011
Not Convertible:
June 30, 2008	Equimune Research Corp	June 30, 2010	10%	$-	$252,641
September 30, 2009	Enviro Fuels MfgInc	Demand	0%	-	98,091
September 30, 2009	Enviro Fuels MfgInc	Demand	0%	-	500
October 31, 2009	Enviro Fuels MfgInc	Demand	0%	-	3,000
November 30, 2009	Enviro Fuels MfgInc	Demand	0%	-	500
March 8, 2010	Enviro Fuels MfgInc	September 8, 2010	10%	-	25,000
				$-	$379,732

Convertible:
July 1, 2011	Out of The Chute LLC	June 30, 2012	8%	$-	$380,000
July 22, 2011	Robin Eves	October 31, 2011	12.5%	-	143,000
				$-	$523,000

All of the notes listed above are unsecured.

Accounts payable from related parties

At December 31, 2012 and 2011, unpaid services provided by related parties totaled $579,950 and $613,691, respectively, which was included in accounts payable from related parties

 Director Independence

Our Board is not subject to any independence requirements. However, our Board has reviewed the independence of its directors under the requirements set forth by the NASDAQ Stock Market. Messrs. Eves and Ponce de Leon are officers of the Company and therefore not deemed independent directors.  Mr. Jennings, Mr. Perdamaian and Ms. Santoso are deemed to be independent directors.

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES

Fees billed to the Company by MaloneBailey, LLP

	2012	2011
(1) Audit Fees	$65,000	$50,000
(2) Tax Fees	$-	$-
(3) Other Fees	$-	$-

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

3. Exhibits:

The exhibits to this report are listed on the Exhibit Index below.

(b) Description of exhibits

3.1(1)	Articles of Incorporation
3.2(2)	Amended and Restated Bylaws
4.1(3)	Specimen stock certificate
14(4)	Code of Business Conduct and Ethics
31	Certification of Chief Executive and Financial Officer in accordance with 18 U.S.C. Section 1350
32	Certification of Chief Executive and Financial Officer in accordance with 18 U.S.C. Section 1350
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

(1) Filed with Registrant’s Form 10, January 14, 2009, Certificate of Amendment, June 27, 2012, filed with this Report.
(2) Filed with Registrant’s Form 8-K, December 6, 2012.
(3) Filed with Registrant’s Form 10, January 14, 2009.
(4) Filed with Registrant’s Form 8-K, February 14, 2013.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

/s/Robin Eves
Dated: March 26, 2013	Robin Eves CEO, President, Principal Executive and Financial Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities indicated on the 26th day of March 2013.

/s/Robin Eves	/s/Ignacio Ponce de Leon
Robin Eves, CEO, President and Director	Ignacio Ponce de Leon, COO and Director

/s/Edward Jennings	/s/Ivy Santoso
Edward Jennings, Director	Ivy Santoso, Director

/s/Roland Perdamaian
Roland Perdamaian, Director