Form 10-Q
period 2013-03-31
Clean Coal Technologies Inc.
filed 2013-05-13
CIK 1445109

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

FORM 10-Q

(Mark One)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: March 31, 2013

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

Large accelerated filer  ☐      Accelerated filer  ☐         Non-accelerated filer    ☐       Smaller reporting company  ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes  ☐  No  ☒

The number of shares outstanding of Registrant’s Common Stock as of May 10, 2013:  871,717,644

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

Clean Coal Technologies, Inc.
Balance Sheets
(Unaudited)

	March 31,	December 31,
	2013	2012
ASSETS
Current Assets
Cash	$244,089	$2,575,087
Prepaid expenses	15,968	62,079
Other current assets	450	450
Total Current Assets	260,507	2,637,616

Property, plant and equipment, net of accumulated depreciation of $942 and $891, respectively	77	128
Construction in progress	2,000,000	-
Total Assets	$2,260,584	$2,637,744

LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities
Accounts payable	$226,521	$183,058
Accounts payable to related parties	575,450	579,950
Accrued liabilities	704,415	729,006
Short-term debt	90,000	90,000
Total Current Liabilities	1,596,386	1,582,014

Stockholders' Equity
Common stock, $0.00001 par value; 975,000,000 shares authorized, 862,217,644 and 851,067,644 shares issued and outstanding, respectively	8,623	8,512
Additional paid-in capital	210,849,924	209,966,240
Accumulated deficit	(210,194,349)	(208,919,022)
Total Stockholders' Equity	664,198	1,055,730
Total Liabilities and Stockholders' Equity	$2,260,584	$2,637,744

The accompanying notes are an integral part of these unaudited financial statements.

Clean Coal Technologies, Inc.
Statements of Operations
(Unaudited)

	Three Months Ended
	March 31,
	2013	2012

Operating Expenses:
General and administrative	$388,836	$780,986
Consulting services	856,366	529,194

Loss from Operations	(1,245,202)	(1,310,180)

Other Income (Expenses):
Interest expense	(30,125)	(373,342)
Gain on change in fair value of derivative liability	-	(249,728)
Total Other Income (Expenses)	(30,125)	(623,070)

Net loss	$(1,275,327)	$(1,933,250)

Net loss per share - basic and diluted	$(0.00)	$(0.00)

Weighted average common shares outstanding - basic and diluted	854,440,422	598,882,901

The accompanying notes are an integral part of these unaudited financial statements.

Clean Coal Technologies, Inc.
Statement of Stockholders' Equity
Three Months Ended March 31, 2013
(Unaudited)

			Additional
	Common Stock		Paid-In	Accumulated	Stockholders'
	Shares	Amount	Capital	Deficit	Equity
Balances at December 31, 2012	851,067,644	$8,512	$209,966,240	$(208,919,022)	$1,055,730

Common stock sold for cash	8,000,000	80	399,920	-	400,000

Common stock issued for services	3,150,000	31	160,268	-	160,299

Options expense	-	-	323,496	-	323,496

Net loss	-	-	-	(1,275,327)	(1,275,327)

Balances at March 31, 2013	862,217,644	$8,623	$210,849,924	$(210,194,349)	$664,198

The accompanying notes are an integral part of these unaudited financial statements.

Clean Coal Technologies, Inc.
Statements of Cash Flows
(Unaudited)

	Three Months Ended
	March 31,
	2013	2012
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(1,275,327)	$(1,933,250)
Adjustment to reconcile net loss to net cash used in operating activities:
Depreciation expense	51	51
Amortization of debt discounts	-	324,720
Amortization of deferred financing costs	-	11,092
Shares issued for services	160,299	14,512
Options expense	323,496	-
Gain on change in fair value of derivative liability	-	249,728
Changes in operating assets and liabilities:
Prepaid expenses and other current assets	46,111	4,650
Accounts payable	43,463	(36,441)
Accounts payable - related party	(4,500)	34,085
Accrued expenses	(24,591)	(150,212)
Net Cash Used In Operating Activities	(730,998)	(1,481,065)

CASH FLOWS FROM INVESTING ACTIVITIES:
Cash paid for construction in progress	(2,000,000)	-
Net Cash Used in Investing Activities	(2,000,000)	-

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from the sale of common stock	400,000	-
Payments on related party debt	-	(522,732)
Borrowings on convertible debt	-	2,347,399
Payments on convertible debt	-	(25,000)
Borrowings on debt	-	458,000
Payments on debt	-	(655,303)
Net Cash Provided by Financing Activities	400,000	1,602,364

NET CHANGE IN CASH AND CASH EQUIVALENTS	(2,330,998)	121,299
CASH AND CASH EQUIVALENTS - beginning of period	2,575,087	8,342
CASH AND CASH EQUIVALENTS - end of period	$244,089	$129,641

SUPPLEMENTAL DISCLOSURES:
Cash paid for interest	$-	$116,454
Cash paid for income taxes	-	-

NON-CASH INVESTING AND FINANCING ACTIVITIES:
Derivative liabilities recorded in additional paid-in capital	$-	$156,032
Derivative liabilities recorded as debt discounts	-	187,880
Deferred financing costs accrued	-	120,000
Common stock issued with debt	-	81,921

The accompanying notes are an integral part of these unaudited financial statements.

Clean Coal Technologies, Inc.
Notes to Financial Statements
(Unaudited)

NOTE 1: BASIS OF PRESENTATION

The accompanying unaudited interim financial statements of Clean Coal Technologies, Inc. (“Clean Coal”) have been prepared in accordance with accounting principles generally accepted in the United States of America and the rules of the Securities and Exchange Commission, and should be read in conjunction with the audited financial statements and notes thereto contained in Clean Coal’s Annual Report on Form 10-K filed with the SEC. In the opinion of management, the accompanying unaudited interim financial statements reflect all adjustments, consisting of normal recurring adjustments, necessary to present fairly the financial position and the results of operations for the interim period presented herein. The results of operations for interim periods are not necessarily indicative of the results to be expected for the full year or for any future period. Notes to the financial statements which would substantially duplicate the disclosure contained in the audited financial statements for fiscal 2012 as reported in the Form 10K have been omitted.

NOTE 2: GOING CONCERN

The accompanying financial statements have been prepared on a going concern basis of accounting which contemplates continuity of operations, realization of assets, liabilities, and commitments in the normal course of business. The accompanying financial statements do not reflect any adjustments that might result if the Clean Coal is unable to continue as a going concern. Clean Coal has an accumulated deficit and a working capital deficit as of March 31, 2013 with no significant revenues anticipated for the near term. Management believes Clean Coal will need to raise capital in order to operate over the next 12 months. As shown in the accompanying financial statements, Clean Coal has also incurred significant losses since inception. Clean Coal’s continuation as a going concern is dependent upon its ability to generate sufficient cash flow to meet its obligations on a timely basis and ultimately to attain profitability. Clean Coal has limited capital with which to pursue its business plan. There can be no assurance that Clean Coal’s future operations will be significant and profitable, or that Clean Coal will have sufficient resources to meet its objectives. These conditions raise substantial doubt as to Clean Coal’s ability to continue as a going concern. Management may pursue either debt or equity financing or a combination of both, in order to raise sufficient capital to meet Clean Coal’s financial requirements over the next twelve months and to fund its business plan. There is no assurance that management will be successful in raising additional funds.

NOTE 3: CONSTRUCTION IN PROGRESS

Construction in progress of $2,000,000 as of March 31, 2013 consists of the first payment made during February 2013 for the construction of a 2-ton/hour pilot plant in Oklahoma. The total cost of the project, including testing to take place at a designated site in Oklahoma, is estimated at $3,600,000. Commissioning of the pilot plant is expected during the second quarter of 2013.

NOTE 4: RELATED PARTY TRANSACTIONS

At March 31, 2013 and December 31, 2012, unpaid services provided by related parties totaled $575,450 and $579,950, respectively. The payables are unsecured, bear no interest and are due on demand.

NOTE 5: SHORT-TERM DEBT

As of March 31, 2013 and December 31, 2012, the Company has one outstanding note payable with a principal balance of $90,000. The note is unsecured, bears interest at 8% per annum and originally matured on December 10, 2012. On January 1, 2013, the maturity date on this note was extended to December 1, 2013.

NOTE 6: COMMITMENTS

On March 22, 2013, Clean Coal entered into a consulting agreement with a term of six months and a monthly cash fee of $8,000. In connection with the agreement, Clean Coal issued the consultant 500,000 common shares which vested on the effective date of the agreement. In addition, Clean Coal granted the consultant an aggregate of 1,000,000 common stock options which have a term of 3 years and the following exercise prices and vesting terms: 400,000 options are exercisable at $0.15 per share and vest on March 22, 2013, 300,000 options are exercisable at $0.25 per share and vest on July 1, 2013 and 300,000 options are exercisable at $0.35 per share and vest on July 1, 2013 (see Note 7).

NOTE 7: EQUITY TRANSACTIONS

Common Stock

During the three months ended March 31, 2013, the Company issued an aggregate of 3,150,000 common shares for services valued at $160,299 and sold 8,000,000 common shares for cash proceeds of $400,000.

Options

Total stock option expense was $323,496 for the three months ended March 31, 2013. As of March 31, 2013, there was an aggregate of $749,938 that will be expensed over the remaining vesting period of the outstanding option through July 1, 2014.

On March 22, 2013, Clean Coal granted a consultant an aggregate of 1,000,000 common stock options which have a term of 3 years and the following exercise prices and vesting terms: 400,000 options are exercisable at $0.15 per share and vest on March 22, 2013, 300,000 options are exercisable at $0.25 per share and vest on July 1, 2013 and 300,000 options are exercisable at $0.35 per share and vest on July 1, 2013. The fair value of these options was determined to be $31,307 using the Black-Scholes Option Pricing Model. The significant assumptions used in the model include (1) discount rate of 0.39%, (2) expected term of 3 years (3) expected volatility of 126.53% and (4) zero expected dividends. $15,675 was expensed during the three months ended March 31, 2013 and $15,632 will be expensed over the remaining vesting periods.

A summary of stock option activity for the three months ended March 31, 2013 is as follows:

		Weighted
		Average
	Options	Exercise Price
Outstanding - December 31, 2012	46,000,000	$0.22
Granted	1,000,000	0.24
Forfeited/canceled	-	-
Exercised	-	-
Outstanding – March 31, 2013	47,000,000	$0.22
Exercisable – March 31, 2013	10,400,000	$0.03

The weighted average remaining life of the outstanding options as of March 31, 2013 was 6.1 years, the weighted average grant date fair value of the options granted during the three months ended March 31, 2013 was $0.031 and the intrinsic value of the exercisable options as of March 31, 2013 was $200,000.

NOTE 8: SUBSEQUENT EVENTS

During April 2013, the Company entered into an agreement with a consultant for media and investor relations services. The term of the agreement is for 6 months. The Company paid the consultant $125,000 in cash and issued 7,500,000 shares of its common stock. In May 2013, the Company awarded two engineering consultants one million shares each of the Company’s common stock for extraordinary work on the pilot plant design. The consultants also each received options for the purchase of one million shares at an exercise price of $.05 per share, vesting December 31, 2013 and exercisable until December 31, 2018.

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

Clean Coal Technologies, Inc. (“We,” “Company” or “Clean Coal”) owns a patented technology that we believe will provide cleaner and/or more efficient energy at low cost through the use of the world’s most abundant fossil fuel, coal. Our technology is designed to utilize controlled heat to extract and capture pollutants and moisture from low-rank coal, transforming it into a cleaner-burning, more energy-efficient fuel prior to combustion. Our proprietary coal cleaning process is designed to ensure that the carbon in coal maintains its structural integrity during the heating process while the volatile matter (polluting material) within the coal turns into a gaseous state and is removed from the coal. We have trade-marked the name “PRISTINE™” as a means of differentiating our processed product from the negative connotations generally associated with coal, and its traditional use. PRISTINE™ is applicable for a variety of applications, including coal-fired power stations, chemical byproduct extraction, and as a source fuel for coal-to-gas and coal-to-liquid technologies.

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

Jindal will also pay the Company a one-time license fee of seven-hundred and fifty thousand dollars ($750,000).  The first installment of the license fee, three-hundred and seventy-five thousand dollars ($375,000), has been paid pursuant to the signing of the pilot plant construction contract. The balance of three-hundred and seventy-five thousand dollars ($375,000) will be due upon the successful testing of the pilot plant which is expected to be completed during the third quarter of fiscal 2013.

For our ASEAN region joint venture initiative, we entered into  a joint venture with the Archean Group (“AGPL”) to develop deploy and market our Pristine M technology throughout the ASEAN region (including Indonesia, the Philippines, Cambodia, Vietnam, Malaysia, Brunei, Thailand, Laos and Myanmar). On December 18, 2012, we sent a notice of termination, effective immediately, to AGPL. On April 20, 2013, we signed a settlement agreement with AGPL (“Settlement Agreement”). The Settlement Agreement includes provisions for mutual release of all claims related to the agreements, dissolution of the Joint Venture Agreement in Respect of Good Coal, Pte. Ltd (“Good Coal”), effective June 5, 2012, between the Company and AGPL (the “JV Agreement”) and the Technology License Agreement, effective May 31, 2012, between the Company and Good Coal (the “TLA”).

On February 5, 2013, we signed a construction and testing contract (“EPC Agreement”) with SAIC Constructors, LLC (“SAIC”). We also remitted the first payment of $2 million to SAIC for the construction of the 2-ton/hour, pilot plant in Oklahoma, as per the terms of the new contract.  Total cost of the project, including testing to take place at a designated site in Oklahoma, is estimated at $3.6 million. Commissioning of the pilot plant is expected during the third quarter of 2013. As sole counterparty to the EPC contract, we will own the completed pilot plant outright. We entered into the ECP Agreement to ensure that there is little or no disruption in the pilot plant construction schedule.

 In March 2013, we negotiated an early closing of part of the second tranche of investment with Ventrillion Management Group (“Ventrillion”). Under the amended agreement, Ventrillion purchased 8,000,000 million shares for $400,000.

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

In our continued effort to expand global awareness for our technology and to build a potential pipeline of business for when the 1:15 scale plant is successfully commissioned, we have signed an NDA with a company in Australia that has significant coal assets in Southern Australia. We have also signed NDA’s with two major Russian coal companies, one with a company in Serbia and another with a major Indian conglomerate. In each case we are in the early stages of exchanging information and determining how best our technology might be deployed.

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

Results of Operations

The following information should be read in conjunction with the financial statements and notes appearing elsewhere in this Report. We have generated limited revenues from inception to date. We anticipate that we may not receive any significant revenues from operations until we begin to receive royalty revenues which we estimate will be approximately 12 to 14 months after the successful testing of the plant anticipated in the third quarter of fiscal 2013 and an EPC contract has been signed to build a commercial scale facility. We are also in preliminary discussions with companies, business groups, consortiums in the USA and Asia to license our technology, which, if successful, could realize limited short-term revenue opportunities from the signing of technology licensing agreements.

For the Three Months Ended March 31, 2013 and March 31, 2012

Revenues

We have generated no revenues for the three months ended March 31, 2013 and the same period in 2012. In the third quarter of fiscal 2012, we received an initial license fee of $375,000 from Jindal paid pursuant to the signing of our pilot plant construction contract. The balance of $375,000 will be due upon the successful testing of the pilot plant, anticipated in the third quarter of fiscal 2013. We do not anticipate additional license revenues until the pilot plant has been successfully tested, and do not expect to receive any royalty fees for approximately 12 to 14 months after an EPC contract has been signed to build a commercial scale facility.

Operating Expenses

Our operating expenses for the three months ended March 31, 2013 totaled $1,245,202 compared to $1,310,180 for the same period in the prior year. The decrease in operating expenses for the 2013 fiscal period is due mainly to lower costs for bonuses paid to employees and lower general and administrative expenses.

We recorded stock-based compensation of $478,542 for the three months ended March 31, 2013, compared to $14,512 for the same period in the prior year. During the three months ended March 31, 2013, we issued an aggregate of 3,150,000 common shares for services and recorded options expense of $323,496.

In March 2013, we entered into a consulting agreement with ProActive Resources Advisory Group, LLC, a strategic advisory, investor relations and public relations firm. The agreement is for a term of six months and a monthly cash fee of $8,000. In connection with the agreement, we issued ProActive 500,000 restricted shares of our common stock and granted an aggregate of 1,000,000 common stock options which have a term of 3 years and the following exercise prices and vesting terms: 400,000 options are exercisable at $0.15 per share and vest on March 22, 2013, 300,000 options are exercisable at $0.25 per share and vest on July 1, 2013 and 300,000 options are exercisable at $0.35 per share and vest on July 1, 2013.

Employees

As of March 31, 2013, we had two full-time executives, and one full-time administrative employee. President and CEO Robin Eves, and Chief Operations Officer, Ignacio Ponce de Leon have written employment agreements. Our administrative employee is at-will. Messrs. Eves and Ponce de Leon received no compensation for their participation on the Board of Directors. We have an oral consulting agreement with C.J. Douglas, a shareholder who provides services that support our administrative and accounting functions on a month-to-month basis, at $20,000 per month.

Net Income/Loss

For the three months ended March 31, 2013 we experienced a net loss of $1,275,327 compared to $1,933,250for the same period for the prior year. For the three months ended March 31, 2013 we incurred losses from operations of $1,245,202 and $1,310,180for the three months ended March 31, 2012. We incurred interest expense of $30,125 for the three months ended March 31, 2013, and $373,342 for the three months ended March 31, 2012.

We anticipate losses from operations will increase during the next twelve months due to costs associated with the pilot plant completion and testing, as well as anticipated increased payroll expenses as we add necessary staff and increases in legal and accounting expenses associated with maintaining a reporting company. We expect that we will continue to have net losses from operations for several years until revenues from operating facilities become sufficient to offset operating expenses, unless we are successful in the sale of licenses for our technology once the pilot plant testing is complete.

Liquidity and Capital Resources

We have generated minimal revenues since inception. We have obtained cash for operating expenses through advances and/or loans from affiliates and stockholders, the sale of common stock, the issuance of loans and convertible debentures subsequently converted to common stock and the receipt of $375,000 in license fees from Jindal as described above.

Net Cash Used in Operating Activities. Our primary source of operating cash during the three months ended March 31, 2013, was proceeds from the sale of shares to Ventrillion Management Group, LLC in December 2012. Our primary uses of funds in operations were the payment of professional and consulting fees and general operating expenses.

Net cash used in operating activities, was $730,998 for the three months ended March 31, 2013 compared to net cash used of $1,481,065for the same period in 2012. Non-cash items in 2013 included shares issued for services valued at $160,299, options expense of $323,496 and depreciation expense of $51. Non-cash items in 2012 included shares issued for services valued at $14,512, amortization of loan discounts of $324,720, amortization of deferred financing costs of $11,092, loss on derivative liabilities of $249,728 and depreciation expense of $51. During the three months ended March 31, 2013, we experienced a decrease in prepaid expenses of $46,111, an increase in accounts payable of $43,463, a decrease in related party payables of $4,500 and a decrease in accrued liabilities of $24,591.

Net Cash Used In Investing Activities. Net cash used in investing activities for the three month ended March 31, 2013 consisted of $2,000,000 paid for the construction of the pilot plant. We did not engage in investing activities for the three months ended March 31, 2012.

Net Cash Provided by Financing Activities. Net cash provided by financing activities during the three months ended March 31, 2013 totaled $400,000 consisting of cash received for the sale of common stock. Net cash provided by financing activities for the three months ended March 31, 2012 totaled $1,602,364 consisting of borrowings on debt and convertible debt of $2,805,399, offset by payments on debt and convertible debt of $680,303 and payments on related party debt of $522,732.

Cash Position and Outstanding Indebtedness

Our total indebtedness at March 31, 2013 was $1,596,386, which consists entirely of current liabilities. Current liabilities consist primarily of accounts payable, accounts payable to related parties, short-term debt and accrued liabilities. At March 31, 2013, we had current assets of $244,089 in cash and $16,418 in prepaid expenses and other current assets. Our working capital deficit at March 31, 2013 was 1,335,879. We had property, plant and equipment (net of accumulated depreciation) of $77 and construction in progress of $2,000,000 at March 31, 2013.

Contractual Obligations and Commitments

The following table summarizes our contractual cash obligations and other commercial commitments at March 31, 2013.

	Payments due by period
	Total	Less than 1 year	1 to 3 years	3 to 5 years	After 5 years
Facility lease (1)	$8,625	$8,625	$-	$-	$-
Total contractual cash obligations	$8,625	$8,625	$-	$-	$-

(1)	Our New York lease is for six months, beginning August 1, 2012, at a monthly rate of $2,875 per month. It was extended through June 2013 at the same monthly rate.

SAIC Energy Environment & Infrastructure (SEE&I), our engineering consultant has tentatively estimated construction costs for each one million short ton coal complete cleaning facility of approximately $120 million (excluding land costs) or costs for a similar size Pristine-M-only facility of approximately $45-50 million (excluding land costs). Under the terms of our consulting agreement with SEE&I, we are obligated to pay to SEE&I a fee representing five percent of all gross revenues received by us from the sale of our technology, the operation of franchised plants utilizing the technology, or revenue received on any other basis that is related to the technology. This fee will remain in effect for a period of 15 years, commencing from the date that we receive our initial revenue stream from operations. All intellectual property rights associated with new art developed by SEE&I remain our property, however SEE&I would have a “right to use” the intellectual property provided it is deployed in non-competitive projects.

Construction of the pilot plant in Oklahoma is underway with completion and testing anticipated to be completed in the third quarter of fiscal 2013. We have paid $2,000,000 towards the plant and estimate completion will require an additional $1,600,000.

Based on our current operational costs and including the capital requirements for our project deployments, we estimate we will need a total of approximately $3,500,000 to fund the Company for the balance of fiscal year 2013 and an additional $5,000,000 to continue for the following fiscal year (2014) or until an initial commercial plant is up and running. At this filing date, we have a commitment from Ventrillion for $10,600,000 in additional funding contingent on shareholder approval of a reverse split of our common stock and completion and successful testing of the pilot plant. Assuming we receive shareholder approval and succeed in testing, we believe we will have sufficient funding to meet both the additional costs of the pilot plant construction and funding for our operations although we may need some interim funding until the pilot plant is operational. We are also actively pursuing technology license and royalty agreements in order to begin construction of other facilities without incurring the capital costs associated with the construction of future plants.

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

ITEM 4. CONTROLS AND PROCEDURES

As of March 31, 2013, we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer (the same person), of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Exchange Act Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended. Based on this evaluation, management concluded that our financial disclosure controls and procedures were not effective due to our limited internal resources and lack of ability to have multiple levels of transaction review. We presently have only one officer and one employee. Inasmuch as there is no segregation of duties within the Company, there is no management oversight, no control documentation being produced, and no one to review control documentation if it was being produced.

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

ITEM 1A. RISK FACTORS

For information regarding risk factors, see “Part I. Item 1A. Risk Factors,” in our Annual Report on Form 10-K for the year ended December 31, 2012.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

 In March 2013, we negotiated an early closing of part of the second tranche of investment with Ventrillion Management Group (“Ventrillion”) per the Stock Purchase Agreement signed in December 2012. Under the amended agreement, Ventrillion purchased 8,000,000 million shares for $400,000.

The above shares were issued in reliance on the exemption from registration pursuant to Section 4(2) of the Securities Act of 1933, as amended, and the regulations promulgated thereunder. The issuance was for investment, the transaction was privately negotiated and did not involve any kind of public solicitation.

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

Clean Coal Technologies

Date: May 13, 2013	By:	/s/ Robin Eves
Robin Eves
President, CEO, and Acting Chief Financial Officer