Form 10-Q
period 2013-06-30
Clean Coal Technologies Inc.
filed 2013-08-13
CIK 1445109

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

FORM 10-Q

(Mark One)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: June 30, 2013

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

Large accelerated filer  ☐      Accelerated filer  ☐         Non-accelerated filer    ☐       Smaller reporting company  ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes  ☐  No  ☒

The number of shares outstanding of Registrant’s Common Stock as of August 9, 2013:  888,962,769

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

Clean Coal Technologies, Inc.
Balance Sheets
(Unaudited)

	June 30,	December 31,
	2013	2012
ASSETS
Current Assets
Cash	$88	$2,575,087
Prepaid expenses	1,382	62,079
Other current assets	450	450
Total Current Assets	1,920	2,637,616

Property, plant and equipment, net of accumulated depreciation of $993 and $891, respectively	26	128
Construction in progress	2,016,800	-
Total Assets	$2,018,746	$2,637,744

LIABILITIES AND STOCKHOLDERS' (DEFICIT) EQUITY
Current Liabilities
Accounts payable	$350,267	$183,058
Accounts payable to related parties	592,450	579,950
Accrued liabilities	856,750	729,006
Short-term debt	90,000	90,000
Debt owed to related parties	129,405	-
Total Current Liabilities	2,018,872	1,582,014

Stockholders’ Deficit:
Common stock, $0.00001 par value; 975,000,000 shares authorized, 875,702,769 and 851,067,644 shares issued and outstanding, respectively	8,758	8,512
Additional paid-in capital	211,806,358	209,966,240
Accumulated deficit	(211,815,242)	(208,919,022)
Total Stockholders' (Deficit) Equity	(126)	1,055,730
Total Liabilities and Stockholders' (Deficit) Equity	$2,018,746	$2,637,744

The accompanying notes are an integral part of these unaudited financial statements.

Clean Coal Technologies, Inc.
Statements of Operations
(Unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2013	2012	2013	2012

Operating Expenses:
General and administrative	$326,814	$323,451	$715,650	$1,104,437
Legal and consulting services	1,226,003	2,488,209	2,082,369	3,017,403

Loss from Operations	(1,552,817)	(2,811,660)	(2,798,019)	(4,121,840)

Other Income (Expenses):
Interest expense	(68,076)	(1,856,866)	(98,201)	(2,230,208)
Gain on extinguishment of debt	-	130,639	-	130,639
Gain on change in fair value of derivative liabilities	-	468,215	-	218,487
Total Other Income (Expenses)	(68,076)	(1,258,012)	(98,201)	(1,881,082)

Net Loss	$(1,620,893)	$(4,069,672)	$(2,896,220)	$(6,002,922)

Net loss per share - basic and diluted	$(0.00)	$(0.01)	$(0.00)	$(0.01)

Weighted average shares outstanding - basic and diluted	872,117,953	601,271,930	863,327,975	600,713,381

The accompanying notes are an integral part of these unaudited financial statements.

Clean Coal Technologies, Inc.
Statement of Stockholders' Equity (Deficit)
Six Months Ended June 30, 2013
(Unaudited)

			Additional
	Common Stock		Paid-In	Accumulated	Stockholders'
	Shares	Amount	Capital	Deficit	Deficit

Balances at December 31, 2012	851,067,644	$8,512	$209,966,240	$(208,919,022)	$1,055,730

Common stock sold for cash	8,000,000	80	399,920	-	400,000

Common stock issued for services	13,400,000	134	708,416	-	708,550

Common stock issued with debt	3,235,125	32	66,249	-	66,281

Options expense	-	-	665,533	-	665,533

Net loss	-	-	-	(2,896,220)	(2,896,220)

Balances at June 30, 2013	875,702,769	$8,758	$211,806,358	$(211,815,242)	$(126)

The accompanying notes are an integral part of these unaudited financial statements.

Clean Coal Technologies, Inc.
Statements of Cash Flows
(Unaudited)

	Six Months Ended
	June 30,
	2013	2012

CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(2,896,220)	$(6,002,922)
Adjustment to reconcile net loss to net cash used in operating activities:
Depreciation expense	102	102
Amortization of debt discounts	66,281	2,039,006
Amortization of deferred financing costs	-	102,857
Shares issued for services	708,550	1,668,471
Option Expense	665,533	-
Derivative liabilities recorded as compensation expense	-	566,275
Gain on extinguishment of debt	-	(130,639)
Gain on change in fair value of derivative liabilities	-	(218,487)
Changes in operating assets and liabilities:
Prepaid expenses and other current assets	60,697	(10,800)
Accounts payable	167,209	115,569
Accounts payable - related party	12,500	169,816
Accrued expenses	127,744	(59,205)
Net Cash Used in Operating Activities	(1,087,604)	(1,759,957)

CASH FLOWS FROM INVESTING ACTIVITIES:
Cash paid for construction in progress	(2,016,800)	-
Net Cash Used in Investing Activities	(2,016,800)	-

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from the sale of common stock	400,000	-
Borrowings on debt	-	708,000
Borrowings on convertible debt	-	2,252,641
Payments on debt	-	(655,303)
Payments on convertible debt	-	(25,000)
Payments on related party debt	129,405	(522,732)
Net Cash Provided by Financing Activities	529,405	1,757,606

NET CHANGE IN CASH AND CASH EQUIVALENTS	(2,574,999)	(2,351)
CASH AND CASH EQUIVALENTS - beginning of period	2,575,087	8,342
CASH AND CASH EQUIVALENTS - end of period	$88	$5,991

SUPPLEMENTAL DISCLOSURES:
Cash paid for interest	$-	$21,904
Cash paid for income taxes	-	-

NON-CASH INVESTING AND FINANCING ACTIVITIES:
Derivative liabilities recorded in additional paid-in capital	$-	$156,032
Derivative liabilities recorded as debt discounts	-	187,880
Common stock issued with debt	66,281	81,921
Deferred financing costs accrued	-	120,000
Accrued interest converted to debt	-	94,758
Common stock issued for debt, liabilities and accrued interest	-	667,399
Common stock issued for related party debt, liabilities and accrued interest	-	382,499
Common stock issued in resolution of derivative liabilities	-	691,700
Debt discounts due to beneficial conversion features	-	2,000,000

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

NOTE 2: GOING CONCERN

The accompanying financial statements have been prepared on a going concern basis of accounting which contemplates continuity of operations, realization of assets, liabilities, and commitments in the normal course of business. The accompanying financial statements do not reflect any adjustments that might result if the Clean Coal is unable to continue as a going concern. Clean Coal has an accumulated deficit and a working capital deficit as of June 30, 2013 with no significant revenues anticipated for the near term. Management believes Clean Coal will need to raise capital in order to operate over the next 12 months. As shown in the accompanying financial statements, Clean Coal has also incurred significant losses since inception. Clean Coal’s continuation as a going concern is dependent upon its ability to generate sufficient cash flow to meet its obligations on a timely basis and ultimately to attain profitability. Clean Coal has limited capital with which to pursue its business plan. There can be no assurance that Clean Coal’s future operations will be significant and profitable, or that Clean Coal will have sufficient resources to meet its objectives. These conditions raise substantial doubt as to Clean Coal’s ability to continue as a going concern. Management may pursue either debt or equity financing or a combination of both, in order to raise sufficient capital to meet Clean Coal’s financial requirements over the next twelve months and to fund its business plan. There is no assurance that management will be successful in raising additional funds.

NOTE 3: CONSTRUCTION IN PROGRESS

Construction in progress of $2,016,800 as of June 30, 2013 consists of the first payment made during February 2013 of $2,000,000 and additional costs incurred through June 30, 2012 related to the construction of a 2-ton/hour pilot plant in Oklahoma. The total cost of the project, including testing to take place at a designated site in Oklahoma, is estimated at $4,500,000. Commissioning of the pilot plant is expected during the third quarter of 2013.

NOTE 4: RELATED PARTY TRANSACTIONS

At June 30, 2013 and December 31, 2012, unpaid services provided by related parties totaled $592,450 and $579,950, respectively. The payables are unsecured, bear no interest and are due on demand.

During 2013, the company borrowed $129,405 from a related party. The note is unsecured, bears no interest and is due on demand. The Company issued 3,235,125 in connection with the borrowing. The relative fair value of the shares of $66,281 was recorded as a debt discount and fully amortized to interest expense during the six months ended June 30, 2013.

NOTE 5: DEBT

As of June 30, 2013 and December 31, 2012, the Company has one outstanding note payable with a principal balance of $90,000. The note is unsecured, bears interest at 8% per annum and originally matured on December 10, 2012. On January 1, 2013, the maturity date on this note was extended to December 1, 2013.

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

On August 1, 2013, Clean Coal entered into a 6 month lease for its office space in New York City, at a rate of $3,020 per month.

NOTE 7: EQUITY TRANSACTIONS

Common Stock

During the six months ended June 30, 2013, the Company issued an aggregate of 13,400,000 common shares for services valued at $708,550, issued 3,235,125 common shares with related party debt with a relative fair value of $66,281 and sold 8,000,000 common shares for cash proceeds of $400,000.

Options

Total stock option expense was $665,533 for the six months ended June 30, 2013. As of June 30, 2013, there was an aggregate of $476,332 that will be expensed over the remaining vesting period of the outstanding options through July 1, 2014.

On March 22, 2013, Clean Coal granted a consultant an aggregate of 1,000,000 common stock options which have a term of 3 years and the following exercise prices and vesting terms: 400,000 options are exercisable at $0.15 per share and vest on March 22, 2013, 300,000 options are exercisable at $0.25 per share and vest on July 1, 2013 and 300,000 options are exercisable at $0.35 per share and vest on July 1, 2013. The fair value of these options was determined to be $31,307 using the Black-Scholes Option Pricing Model. The significant assumptions used in the model include (1) discount rate of 0.39%, (2) expected term of 3 years (3) expected volatility of 126.53% and (4) zero expected dividends. $31,137 was expensed during the six months ended June 30, 2013 and $170 will be expensed over the remaining vesting periods.

On May 9, 2013, the Company awarded two engineering consultants 1,000,000 common stock options each which have a term of 5 years, are exercisable at $0.05 per share and vest on December 31, 2013. The aggregate fair value of these options was determined to be $68,433 using the Black-Scholes Option Pricing Model. The significant assumptions used in the model include (1) discount rate of 0.75%, (2) expected term of 3.15 years (3) expected volatility of 125.16% and (4) zero expected dividends. $15,078 was expensed during the six months ended June 30, 2013 and $53,355 will be expensed over the remaining vesting periods.

A summary of stock option activity for the six months ended June 30, 2013 is as follows:

		Weighted
		Average
	Options	Exercise Price
Outstanding - December 31, 2012	46,000,000	$0.22
Granted	3,000,000	0.11
Forfeited/canceled	-	-
Exercised	-	-
Outstanding – June 30, 2013	49,000,000	$0.22
Exercisable – June 30, 2013	26,400,000	$0.13

The weighted average remaining life of the outstanding options as of June 30, 2013 was 5.83 years, the weighted average grant date fair value of the options granted during the six months ended June 30, 2013 was $0.033 and the intrinsic value of the exercisable options as of June 30, 2013 was $200,000.

NOTE 8: SUBSEQUENT EVENTS

In July 2013, the Company issued 10,000 shares to a consultant for services rendered and 250,000 shares to another consultant in lieu of a monthly cash fee due under a consulting agreement (see Note 6).

In July 2013, the Company issued 1,000,000 shares to the Chief Executive Officer of the Company in connection with borrowings under a related party loan of $40,000.

In July 2013, the Company sold 12,000,000 shares of common stock at $0.0208 per share for total cash proceeds of $250,000.

In August 2013, the Company’s board of directors terminated the 2012 Stock Option Plan, returning the balance of 16,000,000 reserved shares underlying ungranted options to authorized capital.

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

In June 2013, we filed a provisional patent application for a new process to be called Pristine-SA. The new process is designed to produce a coal product that is devoid of all volatiles and comes together with a solution for ensuring efficient and clean combustion on a level with natural gas. Now that the application on the basic concept has been filed, we expect to continue further research and development to address Pristine-SA’s potential application in various fuel and non-fuel product areas.

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

As of June 30, 2013 all design and engineering work had been completed on the Pilot Plant, all parts have been ordered and a schedule to commence the fabrication at the end of July 2013 is on target. Simultaneously with the fabrication of the Pilot Plant, CCTI has paid Carrier Vibrating Equipment Inc. $17,800 to design and engineer a batch processing plant which will greatly enhance the capabilities and accuracy of the Pilot Plant. The batch process unit and the Pilot Plant will be housed at the same location.

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

In our continued effort to expand global awareness for our technology and to build a potential pipeline of business for when the pilot plant is successfully commissioned, we have signed an NDA with a company in Australia that has significant coal assets in Southern Australia. We have also signed NDA’s with two major Russian coal companies, one with a company in Serbia and another with a major Indian conglomerate. In each case we are in the early stages of exchanging information and determining how best our technology might be deployed.

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

For the Three and Six Months Ended June 30, 2013 and June 30, 2012

Revenues

We have generated no revenues for the six months ended June 30, 2013 and the same period in 2012. In the third quarter of fiscal 2012, we received an initial license fee of $375,000 from Jindal paid pursuant to the signing of our pilot plant construction contract. The balance of $375,000 will be due upon the successful testing of the pilot plant, anticipated in the third quarter of fiscal 2013. We do not anticipate additional license revenues until the pilot plant has been successfully tested, and do not expect to receive any royalty fees for approximately 12 to 14 months after an EPC contract has been signed to build a commercial scale facility.

Operating Expenses

Our operating expenses for the three and six months ended June 30, 2013 totaled $1,552,817 and $2,798,019, respectively compared to $2,811,660 and $4,121,840 respectively for the same periods in the prior year. The primary component of the operating expenses in both periods was for shares issued for services, officers’ salaries and consulting fees. The decrease in operating expenses for the 2013 fiscal period is due mainly to less stock-based compensation in 2013.

We recorded stock-based compensation of $1,374,083 for the six months ended June 30, 2013, compared to $2,234,746 for the same period in the prior year.

During three and six months ended June 30, 2013, operating expenses consisted of $326,814 and $715,650, respectively in general and administrative expenses and $1,226,003 and $2,082,369, respectively of legal and consulting fees. In the same periods in 2012, operating expenses consisted of $323,451 and $1,104,437, respectively in general and administrative expenses and $2,488,209 and $3,017,403, respectively of legal and consulting fees.

In March 2013, we entered into a consulting agreement with ProActive Resources Advisory Group, LLC, a strategic advisory, investor relations and public relations firm. The agreement is for a term of six months and a monthly cash fee of $8,000. In connection with the agreement, we issued ProActive 500,000 restricted shares of our common stock and granted an aggregate of 1,000,000 common stock options which have a term of 3 years and the following exercise prices and vesting terms: 400,000 options are exercisable at $0.15 per share and vested on March 22, 2013, 300,000 options are exercisable at $0.25 per share and vested on July 1, 2013 and 300,000 options are exercisable at $0.35 per share and vested on July 1, 2013.

In April 2013, we entered into an agreement with a consultant for media and investor relations services. The term of the agreement is for 6 months. The Company paid the consultant $125,000 in cash and issued to the consultant 7,500,000 shares of our common stock.

In May 2013, we awarded two engineering consultants one million shares each of the Company’s common stock for extraordinary work on the pilot plant design. The consultants also each received options for the purchase of one million shares at an exercise price of $.05 per share, vesting December 31, 2013 and exercisable until December 31, 2018.

Employees

As of June 30, 2013, we had two full-time executives, and one full-time administrative employee. President and CEO Robin Eves, and Chief Operations Officer, Ignacio Ponce de Leon have written employment agreements. Our administrative employee is at-will. Messrs. Eves and Ponce de Leon received no compensation for their participation on the Board of Directors. We have an oral consulting agreement with C.J. Douglas, a shareholder who provides services that support our administrative and accounting functions on a month-to-month basis, at $20,000 per month.

Net Income/Loss

For the three and six months ended June 30, 2013, we experienced net losses of $1,620,893 and $2,896,220, respectively, and $4,069,672 and $6,002,922, respectively, for the same periods for the prior year. For the three and six months ended June 30, 2013, we incurred losses from operations of $1,552,817 and $2,798,019, respectively, and $2,811,660 and $4,121,840, respectively, for the three and six months ended June 30, 2012. We incurred interest expense of $68,076 and $98,201 for the three and six months ended June 30, 2013, and $1,856,866 and $2,230,208 for the three and six months ended June 30, 2012.

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

Net Cash Used in Operating Activities. Our primary source of operating cash during the six months ended June 30, 2013, was proceeds from the sale of shares to Ventrillion Management Group, LLC in December 2012 plus an additional sale of shares to Ventrillion in March 2013. Our primary uses of funds in operations were the payment of professional and consulting fees and general operating expenses.

Net cash used in operating activities, was $1,087,604 for the six months ended June 30, 2013 compared to net cash used of $1,759,957 for the same period in 2012. Non-cash items in 2013 included shares issued for services valued at $708,550, options expense of $665,533 amortization of debt discounts of $66,281 and depreciation expense of $102. Non-cash items in 2012 included shares issued for services valued at $1,668,471, amortization of debt discounts of $2,039,006, amortization of deferred financing costs of $102,857, derivative liabilities recorded as compensation expense of $566,275 a gain on the change in the fair value of derivative liabilities of $218,487, a gain on the extinguishment of debt of $130,639 and depreciation expense of $102. During the six months ended June 30, 2013, we experienced a decrease in prepaid expenses of $60,697, an increase in accounts payable of $167,209, an increase in related party payables of $12,500 and an increase in accrued liabilities of $127,744.

Net Cash Used In Investing Activities. Net cash used in investing activities for the six months ended June 30, 2013 consisted of $2,016,800 paid for the construction of the pilot plant. We did not engage in investing activities for the six months ended June 30, 2012.

Net Cash Provided by Financing Activities. Net cash provided by financing activities during the six months ended June 30, 2013 totaled $529,405 consisting of $400,000 in cash received for the sale of common stock and $129,405 from borrowings on related party debt. Net cash provided by financing activities during the six months ended June 30, 2012 totaled $1,757,606 consisting of borrowings on debt and convertible debt of $2,960,641, offset by payments on debt and convertible debt of $680,303 and payments on related party debt of $522,732.

Cash Position and Outstanding Indebtedness

Our total indebtedness at June 30, 2013 was $2,018,872, which consists entirely of current liabilities. Current liabilities consist primarily of accounts payable, accounts payable to related parties, short-term debt and accrued liabilities. At June 30, 2013, we had current assets of $88 in cash and $1,832 in prepaid expenses and other current assets. Our working capital deficit at June 30, 2013 was $2,016,952. We had property, plant and equipment (net of accumulated depreciation) of $26 and construction in progress of $2,016,800 at June 30, 2013.

Contractual Obligations and Commitments

The following table summarizes our contractual cash obligations and other commercial commitments at June 30, 2013.

	Payments due by period
	Total	Less than 1 year	1 to 3 years	3 to 5 years	After 5 years
Facility lease (1)	$21,415	$21,415	$-	$-	$-
Total contractual cash obligations	$21,415	$21,415	$-	$-	$-

(1)	Our New York lease is for six months through January 2014, at a monthly rate of $3,090 per month.

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

Construction of the pilot plant in Oklahoma is underway with completion and testing anticipated to be completed in the third quarter of fiscal 2013. We have paid $2,016,800 towards the plant and estimate completion will require an additional $2,250,000.

Based on our current operational costs and including the capital requirements for our project deployments, we estimate we will need a total of approximately $3,500,000 to fund the Company for the balance of fiscal year 2013 and an additional $5,000,000 to continue for the following fiscal year (2014) or until an initial commercial plant is up and running. At this filing date, we have a commitment from Ventrillion for $10,600,000 in additional funding contingent on implementation of a reverse split of our common stock as approved by our shareholders in May 2013, and completion and successful testing of the pilot plant. Assuming we succeed in testing, we believe we will have sufficient funding to meet both the additional costs of the pilot plant construction and funding for our operations through fiscal 2014, although we may need some interim funding until the pilot plant is operational. We are also actively pursuing technology license and royalty agreements in order to begin construction of other facilities without incurring the capital costs associated with the construction of future plants.

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

ITEM 4. CONTROLS AND PROCEDURES

As of June 30, 2013, we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer (the same person), of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Exchange Act Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended. Based on this evaluation, management concluded that our financial disclosure controls and procedures were not effective due to our limited internal resources and lack of ability to have multiple levels of transaction review. We presently have only one officer and one employee. Inasmuch as there is no segregation of duties within the Company, there is no management oversight, no control documentation being produced, and no one to review control documentation if it was being produced.

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

ITEM 1A. RISK FACTORS

For information regarding risk factors, see “Part I. Item 1A. Risk Factors,” in our Annual Report on Form 10-K for the year ended December 31, 2012.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

In July 2013, we issued 10,000 shares to a consultant for services rendered and 250,000 shares to another consultant in lieu of a monthly cash fee due under a consulting agreement. Also in July 2013, we issued 1,000,000 shares to Robin Eves, our Chief Executive Officer, as interest on a loan of $40,000.

In July 2013, we sold 12,000,000 shares of common stock at $0.0208 per share for total cash proceeds of $250,000.

The above shares were issued in reliance on the exemption from registration pursuant to Section 4(2) of the Securities Act of 1933, as amended, and the regulations promulgated thereunder. The issuances were for services, interest on a loan and investment, respectively. The transactions were privately negotiated and did not involve any kind of public solicitation.

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

Clean Coal Technologies

Date: August 13, 2013	By:	/s/ Robin Eves
Robin Eves
President, CEO, and Acting Chief Financial Officer