Form 10-Q
period 2013-09-30
Clean Coal Technologies Inc.
filed 2013-11-12
CIK 1445109

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

FORM 10-Q

(Mark One)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: September 30, 2013

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

Large accelerated filer  ☐      Accelerated filer  ☐         Non-accelerated filer    ☐       Smaller reporting company  ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes  ☐  No  ☒

The number of shares outstanding of Registrant’s Common Stock as of November 11, 2013:  905,610,388

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

Clean Coal Technologies, Inc.
Balance Sheets
(Unaudited)

	September 30,	December 31,
	2013	2012
ASSETS
Current Assets
Cash	$45,535	$2,575,087
Prepaid expenses	-	62,079
Other current assets	450	450
Total Current Assets	45,985	2,637,616

Property, plant and equipment, net of accumulated depreciation of $1,019 and $891, respectively	-	128
Construction in progress	2,349,500	-
Deferred loan commitment fees	157,500	-
Total Assets	$2,552,985	$2,637,744

LIABILITIES AND STOCKHOLDERS' (DEFICIT) EQUITY
Current Liabilities
Accounts payable	$434,061	$183,058
Accounts payable to related parties	715,477	579,950
Accrued liabilities	853,249	729,006
Short-term debt	-	90,000
Convertible debt, net of unamortized discounts	246,591	-
Debt owed to related parties, net of unamortized discounts	375,367	-
Total Current Liabilities	2,624,745	1,582,014

Stockholders’ (Deficit) Equity:
Common stock, $0.00001 par value; 975,000,000 shares authorized, 903,896,102 and 851,067,644 shares issued and outstanding, respectively	9,040	8,512
Additional paid-in capital	212,527,282	209,966,240
Accumulated deficit	(212,608,082)	(208,919,022)
Total Stockholders' (Deficit) Equity	(71,760)	1,055,730
Total Liabilities and Stockholders' (Deficit) Equity	$2,552,985	$2,637,744

The accompanying notes are an integral part of these unaudited financial statements.

Clean Coal Technologies, Inc.
Statements of Operations
(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2013	2012	2013	2012

License Fee Revenue	$-	$375,000	$-	$375,000
Gross Profit	-	375,000	-	375,000

Operating Expenses:
General and administrative	$353,637	$273,599	$1,069,287	$1,378,036
Consulting services	394,875	2,129,625	2,477,244	5,147,028

Loss from Operations	(748,512)	(2,028,224)	(3,546,531)	(6,150,064)

Other Income (Expenses):
Interest expense	(34,750)	(341,573)	(132,951)	(2,571,781)
(Loss) gain on extinguishment of debt	(9,578)	-	(9,578)	130,639
Gain on change in fair value of derivative liabilities	-	-	-	218,487
Total Other Income (Expenses)	(44,328)	(341,573)	(142,529)	(2,222,655)

Net Loss	$(792,840)	$(2,369,797)	$(3,689,060)	$(8,372,719)

Net loss per share - basic and diluted	$(0.00)	$(0.00)	$(0.00)	$(0.01)

Weighted average shares outstanding - basic and diluted	891,527,535	715,667,634	872,831,092	639,310,575

The accompanying notes are an integral part of these unaudited financial statements.

Clean Coal Technologies, Inc.
Statement of Stockholders' Equity (Deficit)
Nine Months Ended September 30, 2013
(Unaudited)

			Additional
	Common Stock		Paid-In	Accumulated	Stockholders'
	Shares	Amount	Capital	Deficit	Deficit

Balances at December 31, 2012	851,067,644	$8,512	$209,966,240	$(208,919,022)	$1,055,730

Common stock issued for services	14,160,000	142	737,813	-	737,955

Common stock sold for cash	28,433,333	284	842,216	-	842,500

Common stock issued with debt	10,235,125	102	182,090	-	182,192

Options expense	-	-	798,923	-	798,923

Net loss	-	-	-	(3,689,060)	(3,689,060)

Balances at September 30, 2013	903,896,102	$9,040	$212,527,282	$(212,608,082)	$(71,760)

The accompanying notes are an integral part of these unaudited financial statements.

Clean Coal Technologies, Inc.
Statements of Cash Flows
(Unaudited)

	Nine Months Ended
	September 30,
	2013	2012
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(3,689,060)	$(8,372,719)
Adjustment to reconcile net loss to net cash used in operating activities:
Depreciation expense	128	152
Amortization of debt discounts	98,887	2,324,720
Amortization of deferred financing costs	-	120,000
Shares issued for services	737,955	2,748,471
Option Expense	798,923	744,767
Derivative liabilities recorded as compensation expense	-	566,275
Loss (gain) on extinguishment of debt	9,578	(130,639)
Gain on change in fair value of derivative liabilities	-	(218,487)
Changes in operating assets and liabilities:
Prepaid expenses and other current assets	62,079	(14,610)
Accounts payable	239,003	144,476
Accounts payable - related party	135,527	266,942
Accrued expenses	130,023	46,091
Net Cash Used in Operating Activities	(1,476,957)	(1,774,561)

CASH FLOWS FROM INVESTING ACTIVITIES:
Cash paid for construction in progress	(2,349,500)	-
Net Cash Used in Investing Activities	(2,349,500)	-

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from the sale of common stock	842,500	-
Cash paid for loan commitment fees	(157,500)	-
Borrowings on debt	-	808,000
Borrowings on convertible debt	150,000	2,252,641
Borrowings on related party debt	476,405	-
Payments on debt	-	(700,303)
Payments on convertible debt	-	(25,000)
Payments on related party debt	(14,500)	(522,732)
Net Cash Provided by Financing Activities	1,296,905	1,812,606

NET CHANGE IN CASH AND CASH EQUIVALENTS	(2,529,552)	38,045
CASH AND CASH EQUIVALENTS - beginning of period	2,575,087	8,342
CASH AND CASH EQUIVALENTS - end of period	$45,535	$46,387

SUPPLEMENTAL DISCLOSURES:
Cash paid for interest	$-	$36,808
Cash paid for income taxes	-	-

NON-CASH INVESTING AND FINANCING ACTIVITIES:
Derivative liabilities recorded in additional paid-in capital	$-	$156,032
Derivative liabilities recorded as debt discounts	-	187,880
Common stock issued with debt	182,192	81,921
Deferred financing costs accrued	12,000	120,000
Accrued interest converted to debt	5,780	104,758
Payables converted to debt	-	90,000
Related party payables and advances converted to debt	-	15,000
Common stock issued for debt, liabilities and accrued interest	-	2,722,428
Common stock issued for related party debt, liabilities and accrued interest	-	410,400
Common stock issued in resolution of derivative liabilities	-	691,700
Debt discounts due to beneficial conversion features	-	2,000,000

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

NOTE 2: GOING CONCERN

The accompanying financial statements have been prepared on a going concern basis of accounting which contemplates continuity of operations, realization of assets, liabilities, and commitments in the normal course of business. The accompanying financial statements do not reflect any adjustments that might result if the Clean Coal is unable to continue as a going concern. Clean Coal has an accumulated deficit and a working capital deficit as of September 30, 2013 with no significant revenues anticipated for the near term. Management believes Clean Coal will need to raise capital in order to operate over the next 12 months. As shown in the accompanying financial statements, Clean Coal has also incurred significant losses since inception. Clean Coal’s continuation as a going concern is dependent upon its ability to generate sufficient cash flow to meet its obligations on a timely basis and ultimately to attain profitability. Clean Coal has limited capital with which to pursue its business plan. There can be no assurance that Clean Coal’s future operations will be significant and profitable, or that Clean Coal will have sufficient resources to meet its objectives. These conditions raise substantial doubt as to Clean Coal’s ability to continue as a going concern. Management may pursue either debt or equity financing or a combination of both, in order to raise sufficient capital to meet Clean Coal’s financial requirements over the next twelve months and to fund its business plan. There is no assurance that management will be successful in raising additional funds.

NOTE 3: CONSTRUCTION IN PROGRESS

Construction in progress of $2,349,500 as of September 30, 2013 consists of the first payment made during February 2013 of $2,000,000 and additional costs incurred through September 30, 2013 related to the construction of a 2-ton/hour pilot plant in Oklahoma. The total cost of the project, including testing to take place at a designated site in Oklahoma, is estimated at $4,500,000. Commissioning of the pilot plant is expected during the fourth quarter of 2013.

NOTE 4: RELATED PARTY TRANSACTIONS

At September 30, 2013 and December 31, 2012, unpaid services provided by related parties totaled $715,477 and $579,950, respectively. The payables are unsecured, bear no interest and are due on demand.

During 2013, the company borrowed an aggregate of $476,405 from Officers and Directors and repaid an aggregate of $14,500. The notes are unsecured, bear no interest and are due between on demand and March 1, 2014. In connection with $319,405 of the borrowings, the Company issued an aggregate of 10,235,125 common shares. The relative fair value of the shares of $182,192 was recorded as debt discounts that are being amortized to interest expense over the life of the notes. During the nine months ended September 30, 2013, aggregate amortization expense of $95,654 was recorded against these discounts. As of September 30, 2013, the aggregate unpaid principal under these notes was $375,367, net of the unamortized discounts of $86,538.

NOTE 5: DEBT

As of December 31, 2012, the Company had one outstanding note payable with a principal balance of $90,000. The note was unsecured, bore interest at 8% per annum and originally matured on December 1, 2013. On July 30, 2013, this note was modified whereby the interest rate was removed, accrued interest of $5,780 was converted to principal, a one-time fee of 10% ($9,578) was added to the principal, the maturity date was changed to March 1, 2014 and a conversion option was added. Under the terms of the conversion option, the note becomes convertible into common stock on October 8, 2013 at the lower of $0.05 or 75% of the lowest trading price during the 20 days preceding the date of conversion. The Company evaluated this modification under ASC 470-50 and determined that the modification qualified as an extinguishment of debt due to a substantive conversion option being added. A loss on extinguishment of debt of $9,578 was recognized during the nine months ended September 30, 2013. As of September 30, 2013, the outstanding unpaid principal balance under this note was $105,358. Beginning on October 8, 2013, this note will be accounted for as a derivative liability under ASC 815.

On August 21, 2013, the Company borrowed $150,000 under a convertible note. The note is unsecured, matures on August 21, 2014 and becomes convertible into common stock on February 17, 2014 at the lower of $0.05 or 60% of the lowest trading price during the 25 days preceding the date of conversion. If the note is repaid within 3 months from the date of issuance, it bears no interest. If the note is repaid after 3 months from the date of issuance, a one-time interest fee $18,000 will be added to the principal. In connection with the note, the Company accrued fees payable to the lender of $12,000 and incurred an initial issue face discount of $17,500. These amounts aggregating $29,500 were recorded as a discount to the note and are being amortized to interest expense over the life of the notes. During the nine months ended September 30, 2013, aggregate amortization expense of $3,233 was recorded against these discounts. As of September 30, 2013, the outstanding unpaid principal balance under this note was $141,233, net of the unamortized discounts of $26,267. Beginning on February 17, 2014, this note will be accounted for as a derivative liability under ASC 815.

During the nine months ended September 30, 2013, the Company paid loan commitment fees of $157,500 in connection with the negotiation of a loan that had not yet closed as of September 30, 2013. If the loan closes, the fees will be amortized to interest expense over the life of the note, if the loan does not close, the fees will be reimbursed.

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

NOTE 7: EQUITY TRANSACTIONS

Common Stock

During the nine months ended September 30, 2013, the Company issued an aggregate of 14,160,000 common shares for services valued at $737,955, 10,235,125 common shares with related party debt with a relative fair value of $182,192 and 28,433,333 common shares for cash proceeds of $842,500.

Options

In August 2013, the Company terminated the 2012 Stock Option Plan, returning the balance of 16,000,000 reserved shares underlying ungranted options to authorized capital.

Total stock option expense was $798,923 for the nine months ended September 30, 2013. As of September 30, 2013, there was an aggregate of $342,942 that will be expensed over the remaining vesting period of the outstanding options through July 1, 2014.

On March 22, 2013, Clean Coal granted a consultant an aggregate of 1,000,000 common stock options which have a term of 3 years and the following exercise prices and vesting terms: 400,000 options are exercisable at $0.15 per share and vest on March 22, 2013, 300,000 options are exercisable at $0.25 per share and vest on July 1, 2013 and 300,000 options are exercisable at $0.35 per share and vest on July 1, 2013. The fair value of these options was determined to be $31,307 using the Black-Scholes Option Pricing Model. The significant assumptions used in the model include (1) discount rate of 0.39%, (2) expected term of 3 years (3) expected volatility of 126.53% and (4) zero expected dividends. The full $31,307 was expensed during the nine months ended September 30, 2013.

On May 9, 2013, the Company awarded two engineering consultants 1,000,000 common stock options each which have a term of 5 years, are exercisable at $0.05 per share and vest on December 31, 2013. The aggregate fair value of these options was determined to be $68,433 using the Black-Scholes Option Pricing Model. The significant assumptions used in the model include (1) discount rate of 0.75%, (2) expected term of 3.15 years (3) expected volatility of 125.16% and (4) zero expected dividends. $41,756 was expensed during the nine months ended September 30, 2013 and $26,677 will be expensed over the remaining vesting periods.

A summary of stock option activity for the nine months ended September 30, 2013 is as follows:

		Weighted
		Average
	Options	Exercise Price
Outstanding - December 31, 2012	46,000,000	$0.22
Granted	3,000,000	0.11
Forfeited/canceled	-	-
Exercised	-	-
Outstanding – September 30, 2013	49,000,000	$0.22
Exercisable – September 30, 2013	29,000,000	$0.14

The weighted average remaining life of the outstanding options as of September 30, 2013 was 5.58 years, the weighted average grant date fair value of the options granted during the nine months ended September 30, 2013 was $0.033 and the intrinsic value of the exercisable options as of September 30, 2013 was $88,000.

NOTE 8: SUBSEQUENT EVENTS

In October 2013, the Company issued 714,286 common shares for the conversion of $20,000 in debt.

In October 2013, the Company signed an exclusive agency agreement with CW Kang as the Company’s agent in South Korea. The agreement calls for the issuance of 1,000,000 common shares upon signing, a monthly retainer that will be paid when funds are available, or paid in stock, and potential additional shares based on success in the origination of new business with clients introduced by Mr. Kang.

In October 2013, Robin Eves and Ignacio Ponce de Leon voluntarily returned for cancellation unvested options for the purchase of a total of 16,000,000 of the Company’s common shares that were granted pursuant to employment agreements. The 16,000,000 shares underlying the cancelled options were returned to the pool of available, unreserved and authorized capital.

On November 6, 2013, the Company borrowed $50,000 under a convertible note. The note is unsecured, matures in six months, bears interest of 10%, and becomes convertible into common stock sixty days from issuance at the lower of $0.03 or 60% of the lowest trading price during the 25 days preceding the date of conversion.

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

On February 5, 2013, we signed a construction and testing contract (“EPC Agreement”) with SAIC Constructors, LLC (“SAIC”). We also remitted the first payment of $2 million to SAIC for the construction of the 2-ton/hour, pilot plant in Oklahoma, as per the terms of the new contract.  Total cost of the project, including testing to take place at a designated site in Oklahoma, is estimated at $3.6 million. As sole counterparty to the EPC contract, we will own the completed pilot plant outright. We entered into the ECP Agreement to ensure that there was little or no disruption in the pilot plant construction schedule. At this filing date, we anticipate commissioning of the pilot plant will be completed during the fourth quarter of 2013.

As of this filing date, all design and engineering work has been completed on the Pilot Plant, all parts have been ordered and fabrication is underway. We have executed a Site Agreement with AES Shady Point who has agreed to host our pilot plant and the test program.  The site is being prepared. To date, the concrete slab to support the plant has been installed at a cost of $25,000 and coal grading (screening) equipment has been delivered.  Simultaneously with the fabrication of the Pilot Plant,  we have paid Carrier Vibrating Equipment Inc. $17,800 to design and engineer a batch processing plant that, along with the pilot plant, will form the core of the Company’s test and R&D infrastructure.

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

In our continued effort to expand global awareness for our technology and to build a potential pipeline of business for when the pilot plant is successfully commissioned, we have signed an NDA with a company in Australia that has significant coal assets in Southern Australia. We have also signed NDA’s with two major Russian coal companies, one with a company in Serbia and another with a major Indian conglomerate. In each case we are in the early stages of exchanging information and determining how best our technology might be deployed. In addition, through an agreement just executed with C.W. Kang, we seek to identify opportunities and pursue agreements with South Korean companies to participate in the deployment of our Pristine technologies, most immediately in Asia.

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

Results of Operations

The following information should be read in conjunction with the financial statements and notes appearing elsewhere in this Report. We have generated limited revenues from inception to date. We anticipate that we may not receive any significant revenues from operations until we begin to receive royalty revenues which we estimate will be approximately 12 to 14 months after the successful testing of the plant, currently anticipated in the fourth quarter of fiscal 2013, and an EPC contract has been signed to build a commercial scale facility. We are also in preliminary discussions with companies, business groups, consortiums in the USA and Asia to license our technology, which, if successful, could realize limited short-term revenue opportunities from the signing of technology licensing agreements.

For the Three and Nine Months Ended September 30, 2013 and September 30, 2012

Revenues

We have generated no revenues for the nine months ended September 30, 2013. In the third quarter of fiscal 2012, we received an initial license fee of $375,000 from Jindal paid pursuant to the signing of our pilot plant construction contract. The balance of $375,000 will be due upon the successful testing of the pilot plant, anticipated in the third quarter of fiscal 2013. We do not anticipate additional license revenues until the pilot plant has been successfully tested, and do not expect to receive any royalty fees for approximately 12 to 14 months after an EPC contract has been signed to build a commercial scale facility.

Operating Expenses

Our operating expenses for the three and nine months ended September 30, 2013 totaled $748,512 and $3,546,531, respectively compared to $2,028,224 and $6,150,064 respectively for the same periods in the prior year. The primary component of the operating expenses in both periods was for shares issued for services, officers’ salaries and consulting fees. The decrease in operating expenses for the 2013 fiscal period is due mainly to less stock-based compensation in 2013.

We recorded stock-based compensation of $1,641,423 for the nine months ended September 30, 2013, compared to $3,493,238 for the same period in the prior year.

During three and nine months ended September 30, 2013, operating expenses consisted of $353,637 and $1,069,287, respectively in general and administrative expenses and $394,875 and $2,477,244, respectively of consulting services. In the same periods in 2012, operating expenses consisted of $273,599 and $1,378,036, respectively in general and administrative expenses and $2,129,625 and $5,147,028, respectively of consulting services.

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

Employees

As of September 30, 2013, we had two full-time executives, and one full-time administrative employee. President and CEO Robin Eves, and Chief Operations Officer, Ignacio Ponce de Leon have written employment agreements. Our administrative employee is at-will. Messrs. Eves and Ponce de Leon received no compensation for their participation on the Board of Directors. We have an oral consulting agreement with C.J. Douglas, a shareholder who provides services that support our administrative and accounting functions on a month-to-month basis, at $20,000 per month.

Net Income/Loss

For the three and nine months ended September 30, 2013, we experienced net losses of $792,840 and $3,689,060, respectively, and $2,369,797 and $8,372,719, respectively, for the same periods for the prior year. For the three and nine months ended September 30, 2013, we incurred losses from operations of $748,512 and $3,546,531, respectively, and $2,028,224 and $6,150,064, respectively, for the three and nine months ended September 30, 2012. We incurred interest expense of $34,750 and $132,951 for the three and nine months ended September 30, 2013, and $341,573 and $2,571,781 for the three and nine months ended September 30, 2012.

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

Net Cash Used in Operating Activities. Our primary source of operating cash during the nine months ended September 30, 2013, was proceeds from the sale of common stock and borrowings on related party debt and third party convertible debt. Our primary uses of funds in operations were the payment of professional and consulting fees and general operating expenses.

Net cash used in operating activities, was $1,476,957 for the nine months ended September 30, 2013 compared to net cash used of $1,774,561 for the same period in 2012. Non-cash items in 2013 included shares issued for services valued at $737,955, options expense of $798,923, amortization of debt discounts of $98,887, depreciation expense of $128 and a loss on the extinguishment of debt of $9,578. Non-cash items in 2012 included shares issued for services valued at $2,748,471, derivative liabilities recorded as compensation expense of $566,275, amortization of loan discounts of $2,324,720, amortization of deferred financing costs of $120,000, gain on derivative liabilities of $218,487, gain on extinguishment of $130,639, options expense of $744,767 and depreciation expense of $152. During the nine months ended September 30, 2013, we experienced a decrease in prepaid expenses of $62,079, an increase in accounts payable of $239,003, an increase in related party payables of $135,527 and an increase in accrued liabilities of $130,023.

Net Cash Used In Investing Activities. Net cash used in investing activities for the nine months ended September 30, 2013 consisted of $2,349,500 paid for the construction of the pilot plant. We did not engage in investing activities for the nine months ended September 30, 2012.

Net Cash Provided by Financing Activities. Net cash provided by financing activities during the nine months ended September 30, 2013 totaled $1,296,905 consisting of $842,500 in cash received for the sale of common stock, $150,000 in borrowings on convertible debt and $476,405 from borrowings on related party debt, offset by $157,500 paid in loan commitment fees and $14,500 in payments on related party debt. Net cash provided by financing activities during the nine months ended September 30, 2012 totaled $1,812,606 consisting of borrowings on debt and convertible debt of $3,060,641, offset by payments on debt and convertible debt of $725,303 and payments on related party debt of $522,732.

Cash Position and Outstanding Indebtedness

Our total indebtedness at September 30, 2013 was $2,624,745, which consists entirely of current liabilities. Current liabilities consist primarily of accounts payable, accounts payable to related parties, short-term debt and accrued liabilities. At September 30, 2013, we had current assets of $45,535 in cash and $450 in other current assets. Our working capital deficit at September 30, 2013 was $2,578,760. We had property, plant and equipment (net of accumulated depreciation) of $0 and construction in progress of $2,349,500 and deferred loan commitment fees of $157,500 at September 30, 2013.

Contractual Obligations and Commitments

The following table summarizes our contractual cash obligations and other commercial commitments at September 30, 2013.

	Payments due by period
	Total	Less than 1 year	1 to 3 years	3 to 5 years	After 5 years
Facility lease (1)	$12,360	$12,360	$-	$-	$-
Total contractual cash obligations	$12,360	$12,360	$-	$-	$-

(1)	Our New York lease is for six months through January 2014, at a monthly rate of $3,090 per month.

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

Construction of the pilot plant in Oklahoma is underway with completion and testing anticipated to be completed in the fourth quarter of fiscal 2013. We have paid $2,349,500 towards the plant and estimate completion will require an additional $2,200,000.

Based on our current operational costs and including the capital requirements for our project deployments, we estimate we will need a total of approximately $4,500,000 to fund the Company for the balance of fiscal year 2013 and an additional $5,000,000 to continue for the following fiscal year (2014) or until an initial commercial plant is up and running. At this filing date, we have a commitment from Ventrillion for $10,600,000 in additional funding contingent on implementation of a reverse split of our common stock as approved by our shareholders in May 2013, and completion and successful testing of the pilot plant. Assuming we succeed in testing, we believe we will have sufficient funding to meet both the additional costs of the pilot plant construction and funding for our operations through fiscal 2014, although we need some interim funding until the pilot plant is operational. We are also actively pursuing technology license and royalty agreements in order to begin construction of other facilities without incurring the capital costs associated with the construction of future plants.

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

ITEM 4. CONTROLS AND PROCEDURES

As of September 30, 2013, we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer (the same person), of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Exchange Act Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended. Based on this evaluation, management concluded that our financial disclosure controls and procedures were not effective due to our limited internal resources and lack of ability to have multiple levels of transaction review. We presently have only one officer and one employee. Inasmuch as there is no segregation of duties within the Company, there is no management oversight, no control documentation being produced, and no one to review control documentation if it was being produced.

There were no changes in disclosure controls and procedures that occurred during the period covered by this report that have materially affected, or are reasonably likely to materially effect, our disclosure controls and procedures. We do not expect to implement any changes to our disclosure controls and procedures until there is a significant change in our operations or capital resources.

PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

Clean Coal Technologies, Inc. was served with a Statement on or about January 23, 2013 in an international arbitration proceeding titled Beijing Deheng Law Firm v. Clean Coal Technologies, Inc., #x20230033, filed with the China International Economic and Trade Arbitration Commission (“CIETAC”). The Beijing Deheng Law Firm (“Deheng”) has filed a claim against the Company for alleged breach of a Settlement Agreement to pay legal fees and costs.. As a result of the arbitration, in September 2013, CIETAC awarded the Deheng Law Firm approximately $146,000 representing legal fees, arbitration fees and costs, plus interest to be determined upon payment. At this time, the Company does not intend to contest the arbitration over this legacy issue since legal costs to do so would be prohibitive.

ITEM 1A. RISK FACTORS

For information regarding risk factors, see “Part I. Item 1A. Risk Factors,” in our Annual Report on Form 10-K for the year ended December 31, 2012.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

In July 2013, we issued 10,000 shares to a consultant for services rendered and 250,000 shares to another consultant in lieu of a monthly cash fee due under a consulting agreement. Also in July 2013, we issued 1,000,000 shares to Robin Eves, our Chief Executive Officer, in connection with a loan of $40,000.

In July 2013, we sold 12,000,000 shares of common stock at $0.0208 per share for cash proceeds of $250,000 and sold 1,833,333 shares of common stock at $0.015 per share for cash proceeds of $27,500.

In August and September 2013, we issued an aggregate of 6,000,000 shares in connection with related party debt with a relative fair value of $96,164. Also in August 2013, we issued 500,000 shares to a consultant for services rendered valued at $19,300.

In September 2013, we sold 6,600,000 shares at $0.025 per share for cash proceeds of $165,000.

The above shares were issued in reliance on the exemption from registration pursuant to Section 4(2) of the Securities Act of 1933, as amended, and the regulations promulgated thereunder. The issuances were for services, interest on loans and investment, respectively. The transactions were privately negotiated and did not involve any kind of public solicitation.

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

Clean Coal Technologies

Date: November 12, 2013	By:	/s/ Robin Eves
Robin Eves
President, CEO, and Acting Chief Financial Officer