Form 10-K
period 2013-12-31
Clean Coal Technologies Inc.
filed 2014-03-31
CIK 1445109

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark One)

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the year ended: December 31, 2013

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

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). YES ☐ NO ☒

On March 21, 2014, there were 928,329,899 shares of common stock of the Registrant outstanding. On June 30, 2013, the market value of common stock held by non-affiliates was $22,460,180 based upon the closing price of $0.035 per share of common stock as quoted by the OTC Markets Group.

Documents Incorporated by Reference

None.

CLEAN COAL TECHNOLOGIES, INC.
2013 ANNUAL REPORT ON FORM 10-K

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

Overview

Over the past decade, Clean Coal Technologies, Inc. has developed processes that address what we believe are the key technology priorities of the global coal industry. We currently have three processes in our intellectual property portfolio:

The original process, called Pristine, is designed to remove moisture and volatile matter , rendering a high-efficiency, cleaner thermal coal.  The process has been tested successfully on bituminous and subbituminous coals, and lignite from various parts of the United States and from numerous countries around the world.

Our second process, called Pristine-M, is a low-cost coal dehydration technology. In tests, this process has succeeded in drying coal cheaply and stabilizing it using volatile matter released by the feed coal. Our pilot plant currently under construction is designed to prove this process on a scale that can be expanded to a commercial facility.

Our third process, called Pristine-SA, is designed to eliminate 100% of the volatile matter in the feed coal and to achieve stable combustion by co-firing it with biomass or natural gas.  The idea is to produce a clean a fuel that eliminates the need for emissions scrubbers and the corollary production of toxic coal ash.  We anticipate that treated coal that is co-fired with other energy resources will burn as clean as natural gas.

Anticipated Benefits of the Technology:

•	Reduction of undesired emissions and greenhouse gases through the removal of compounds that are not required for combustion in conventional boilers.

•
Cost savings and environmental impact reduction. Our pre-combustion solution is anticipated to be much less expensive than  post-combustion solutions such as emissions scrubbers.  Not only are the latter prohibitively expensive, they produce coal ash containing the “scrubbed” compounds, which is dumped in toxic waste disposal sites where it may pose continuing environmental risk.  Coal treated using our processes may eliminate the need for post-combustion emissions scrubbers and the resulting toxic ash.

•
Potential use of compounds removed from treated coal. Volatile matter captured in the Pristine process is removed in the form of hydrocarbon liquids that we believe will be easily blended with crude oil or used as feedstock for various products.  For example, sulfur, which can be removed using the Pristine process, is a basic feedstock for fertilizer.  The harvesting of hydrocarbon liquids from abundant, cheap coal is a potentially lucrative side benefit of our processes.

•
Energy Independence.  To the extent that volatile matter is removed from coal, coal’s use as an energy resource is greatly improved, enabling the United States and other coal-rich countries to move towards energy independence owing to coal’s greater abundance.

Development Status:

Pristine process. Pristine process successfully lab tested on small scale and through advanced computer modeling. Construction of larger scale testing facility depends on receipt of additional funding.

Pristine-M. Construction of pilot plant in Oklahoma underway with completion and testing currently anticipated in the second quarter of fiscal 2014, subject to receipt of adequate funding. We have paid $2,899,020 towards the plant and estimated completion will require an additional $1,600,000.

Pristine-SA process. Pristine SA process analysis is at a very early stage. Further research and development is expected post completion of the pilot plant

Business Outlook

•	Jindal Steel & Power expected to contract first commercial plant in Q2 2014 if pilot plant testing is positive. Jindal plans to inspect prototype plant in April 2014.

•	Several multinational corporations have undertaken due diligence on our processes and have scheduled or are scheduling site visits to the pilot plant in Oklahoma.

•	Numerous discussions continuing with various domestic and international coal producers, mine operators and power plant operators about our technology and its potential application.

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

The Pristine-M process, sharing some of the scientific principles and engineering components that underpin the Pristine process, is also a modular design that includes a section where the coal is partially de-volatized and then coupled to as many drying and stabilization modules as may be required to achieve a client’s desired level of production. Each of the modules is designed to handle 30-tons/hr and, similar to the Pristine process, relies on components that are available off-the-shelf and have already stood the test of time as to their reliability and durability.

Pristine-SA Process. In May 2013, we filed a provisional patent application for a new process to be called Pristine-SA. The new process is designed to produce a coal product that is devoid of all volatiles and comes together with a solution for ensuring efficient and clean combustion on a level with natural gas. Now that the application on the basic concept has been filed, we expect to continue further research and development to address Pristine-SA’s potential application in various fuel and non-fuel product areas.

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

While we believe that all of our Pristine technologies offer vast potential for commercialization, our market entry strategy right now is focused on the Pristine -M technology that we believe offers an immediate opportunity to monetize our intellectual property. The specific opportunity is in Asia that, at the moment, is focused almost entirely on the need to produce a dry and stable coal to meet the growing need of coal-fired power plants.  Indonesia is currently one of the largest suppliers of thermal coal to India and China, but Indonesian coal suffers from its high moisture content and low calorific content.  Both are problems that we believe will be effectively addressed by the Pristine-M technology.

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

Competitive Strengths

We believe our technology and designs represent the only process that can effectively separate and capture undesired chemical compounds prior to carbon combustion in a commercially viable manner. Our process differs from competing processes through its ability to maintain the structural integrity of coal during the heating process. This is achieved through a unique design that inserts inert gas into the heating chambers, and maintains the inert atmosphere in each chamber. By inserting an inert gas into the chambers, the process allows for rapid heating of the coal and prevents coal combustion and significant coal dusting. Competing technologies have used differing methods of preventing coal combustion and dusting, albeit with limited success. Some of the particular strengths of our process include:

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

Favorable price arbitrage: Low-rank coal in Asia with a heat content of 7,000 – 9,000 BTUs currently sells for at a significant discount to high-BTU bituminous coal with a heat capacity of 10,000+ BTUs, as can be observed in various international price indices, among them, the Baltic Dry Bulk Index. Our process essentially transforms low-grade coal into bituminous coal at a direct cost of an estimated $7 - $8 per ton, capturing the value of higher-grade coal prices.

Potential tax benefits: We believe clean coal production tax credits may potentially be available for coal processed in facilities utilizing our technology. While these credits expired on January 1, 2009, Congress may consider legislation extending the credits.

With regard to our pilot plant for the Pristine-M process we anticipate its completion during Q2 2014 and we expect to transition quickly into full commercial mode.

Competition

At this filing, the coal upgrade industry globally, excluding coking processes, remains in its infancy.  The penetration rate of technologies focused on de-watering coal is well under 1% based on annual production of thermal coals measured in the billions of tons.  There are numerous competitors in the pre-combustion, upgrade segment but many of these have failed, are inactive, or in pilot mode.  The Company believes that it is still in a position to enjoy early-mover advantage if the pilot plant and the commercial modules are successfully developed during 2014.  The difficulties experienced by the Company’s competitors fall into three categories: the technologies have failed to scale up; they are expensive and, therefore, challenge the economics of the process; or they have failed to produce a stable end product, that is, a product that does not reabsorb moisture and is safe to transport with minimal risk of spontaneous combustion.   From a scale-up perspective, CCTI’s Pristine M technology faces a much smaller challenge as it is a modular system built around well-known and proven components.  From our 2-ton per hour prototype to our 30-ton per hour standard commercial module, initial scale-up is a 1:15 proposition that is considered very modest from an engineering perspective. Scalability issues are mitigated by the modular nature of the industrial design that, once the basic module is operational, further scale up is achieved by adding identical modules. We consider it a major competitive advantage that our clients who build large capacity plants will not be building a single processor based on what are likely to be new and untested components.

From a plant reliability and maintenance perspective, our modular design brings many advantages that the Company believes enhance the competitiveness of its offering.  The major benefits are the ability to carry on maintenance on one module while the other modules continue to operate. Down-time can be minimized. Similarly, if a component breaks down, it does not incapacitate the entire plant. It is localized to a single module.

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

The Pristine process not only removes the moisture, but also removes undesired volatiles which we capture as a chemical “soup” that may be further refined by us, or sold directly to chemical manufacturers, or refineries as a complementary revenue source. The Pristine process addresses a very different market need than the Pristine M Technology and therefore enables CCTI to offer a more diverse product slate to our potential customers than most, if not all, our existing competitor base.

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

The best known present and past competitors in the pre-combustion area include Evergreen Energy, Inc. (“Evergreen”), Kobe Steel (“Kobe”), GTL Energy (“GTL”) and White Energy (“White Energy”), both the latter of which are Australian companies. There are operators that utilize older, less efficient technologies such as the Fleissner process, but these are not as effective the newer technologies.  Evergreen, based in Denver, Colorado, developed a technology primarily focused on reducing the moisture in raw coal to increase its heating capacity. The company declared bankruptcy in 2012 after suffering problems having to do with the stability of the end product. CoalTek, based in Tucker, Georgia, claims its patent-pending process uses electromagnetic energy to reduce contaminants and moisture in coal prior to combustion. While public information is limited, we believe the amount of energy necessary to run the electromagnetic process may offset any economic benefits of the upgraded coal. The Australian processes use a combination of heat and compaction to remove moisture from coal. The company is not in commercial mode.  White Energy claims that compaction generates close bonding between the dried coal particles to form a high density, higher energy content briquette. Energy requirements for heating coal an operating a pelletizer are typically large but no basis or explanation is provided for the favorable cost numbers published by White Energy. During 2012, White Energy was forced to abandon further investment in its flagship 1 million ton facility in Indonesia that suffered serious operational problems. The Kobe process is proven.  However, the plant is complex and, consequently, very expensive as indicated by the shuttering of one significant plant in Indonesia during 2012 owing to unfavorable process economics.

Indirect competition comes from alternative low-pollution energy sources, including: wind, bio-fuels and solar; all of which need additional technological advancements, cost reduction and universal acceptance to be able to produce power at the scale of coal-fueled plants, which today produce over 40% of world’s electricity according to U.S. Department of Energy figures.

Patents

Our technology is the subject of U.S. patent #6,447,559, “Treatment of Coal” which was filed on November 3, 2000 based on provisional application 60/163,566 filed November 5, 1999, and issued in 2002. The patent expires in 2020. We also filed PCT international patent application PCT/US00/41772 based on this U.S. patent on November 2, 2000, and, in accordance with this, patents have been applied for in all countries where we believe our technology has application. On February 1, 2011 CCTI was awarded a continuation patent US #7,879,117.

On April 15, 2008, the Company filed a PCT International application PCT/US2008/060364based on our revised design, and national patent applications based on this PCT International application have been filed in India, China, Indonesia, Australia, South Africa, Colombia, Brazil, Chile, and the Republic of Mongolia. These were filed by our patent attorneys Nixon &Vanderhye P.C. at a cost of $33,000. On October 15, 2010, the Company filed the PCT US national phase application for its revised design as contained in PCT/US2008/060364.

The April 15, 2008 application details the process of using byproducts to power the process, and details a simpler, vertical factory design with proprietary seals that help preserve the atmosphere of each chamber, compared to a horizontal design in the original filing. This application goes into great detail regarding the byproducts of the coal and their capture.

The patent details a process wherein coal is heated to different temperatures in various chambers with controlled low-oxygen atmospheres. There are seals between these chambers, serving to maintain the heat and gas content in each chamber. The invention notes the controlled de-volatilization and removal of moisture and organic volatiles, while maintaining the structural integrity of the coal and reducing the level of disintegration into powder form. The invention also notes the significantly decreased time in treating coal as compared to alternative approaches, most of which focus on moisture removal as a means of increasing calorific or BTU value.

In September, 2011, the Company filed provisional patent application Serial No. 61/531,791 that seeks to protect a new invention for the reduction of moisture inherent in coal, and stabilization of the final product.  A corresponding PCT International application PCT/US2012/054160 was filed in September, 2012 and counterpart national patent applications have been filed in US, EP, Eurasia, Australia, Canada, India, Philippines, South Africa, Colombia, Mexico, Panama, Japan, South Korea, Indonesia Mongolia, Malaysia, Sri Lanka. Testing to date indicates that our stabilized product will be resistant to moisture re-absorption and safe to handle, even over long distances.  The new invention draws from the scientific knowledge embedded in our existing patent, but it is an entirely new concept that is easily differentiated from the offerings of our competitors.  The most novel aspect relates to the stabilization of the end product and to the ability to enhance the heat content of the coal beyond what would be normally achieved by moisture removal alone.  The product is banded Pristine–M.

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

A new provisional patent application Serial No. 61/829,006 was filed by the Company in May 2013 directed to the treatment of coal. Counterpart foreign patents will be filed in due course based on that technology. The new process, to be called Pristine-SA, is designed to produce a coal product that is devoid of all volatiles and comes together with a solution for ensuring efficient and clean combustion on a level with natural gas. Now that the application on the basic concept has been filed, we expect to continue further research and development to address Pristine-SA’s potential application in various fuel and non-fuel product areas.

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

Continuation patent application directed to process for treating coal to enhance its rank.	Pending US Application11/344,179 issued as Patent 7,879,117B2	02/01/2011	Continuation of parent USP 6,447,559 – seeking broader protection
	Pending in China 818174.8	11/02/2000	Counterpart to ‘559 US patent
	Granted in Canada 2,389,970	11/02/2000	Counterpart to ‘559 US patent
	Pending in EPO 992027.3	11/02/2000	Counterpart to ‘559 US patent
	Pending in Indonesia W-00200201274	11/02/2000	Counterpart to ‘559 US patent
	Pending in Hong Kong 3107833.3	10/30/2003	Counterpart to ‘559 US patent
Coal Enhancement Process	Pending PCT/US2008 International application designating all PCT countries	4/15/2008
Improved process for increasing rank of biomass which reduces the time, capitalization, and production costs required to produce coal of enhanced rank, thus substantially increasing the cost effectiveness and production rate over prior processes.

	Pending: US, Australia, Brazil, Chile, China, Colombia, India, Indonesia, South Africa, Republic of Mongolia.	10/14/2010	Additional PCT international Patent applications filed.
Moisture Reduction/Substitution	U.S. provisional application Serial No. 61/531,791	9/14/2011	Low-cost process for removal of moisture from coal, involving partial de-volatilization and unique stabilization of product.
	PCT/US2012/054160 International application designating all PCT countries	9/7/2012
Pending: US, EP, Eurasia, Australia, Canada, India, Philippines, South Africa, Colombia, Mexico, Panama, Japan, South Korea, Indonesia Mongolia, Malaysia, Sri Lanka
Treatment of Coal	U.S. provisional application Serial No. 61/829,006

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

Research and Development

In association with SAIC, we are continually looking to upgrade our technology and to study and define the next generation of clean coal technology.  While our budget does not currently allow us to allocate a specific funding for R and D, we are continuing to work on developing new technology and upgrades to our existing technology. During 2011 we invented the new Pristine M technology that we believe is already putting us at the forefront of the global moisture removal technologies. This was developed on a limited budget.

In the future, we anticipate a growing R&D budget that seeks to fully develop the potential of our three main processes. We will continue to evaluate our progress in new and existing technologies and will seek to fund additional needs as they arise.

Employees

As of December 31, 2013, we had three full-time executives, and one full-time administrative employee. President and CEO Robin Eves, Chief Operations Officer, Ignacio Ponce de Leon, and Chief Financial Officer Aiden Neary have written employment agreements. Our administrative employee is at-will. Messrs. Eves and Ponce de Leon received no compensation for their participation on the Board of Directors.

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

We have received only limited licensing revenues from operations to date. We have generated operational funding in fiscal 2013 from private debt and equity offerings to use for operating expenses or research and development. Since inception, we have been able to cover our operating losses from debt and equity financing. These sources of funds may not be available to cover future operating losses. If we are not able to obtain adequate sources of funds to operate our business we may not be able to continue as a going concern.

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

We have incurred net losses since inception. The net losses to date include large non-cash expenses recorded for share-based compensation for consultants and officer compensation. However, in addition to the non-cash expenses, we had other operating expenses, funded in large part through loans from existing shareholders. In order to meet our current operating budget and anticipated contractual obligations, we estimate that we will need an additional $7,000,000 for 2014, based on our current contractual obligations. At December 31, 2013, we had total liabilities of $5,195,060 and cash of $35,642. If we cannot obtain adequate financing from new funding sources, we will be unable to continue operations or meet our contractual obligations.

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

While we strongly believe that a commercial market is developing both domestically and internationally for cleaner coal products such as coal processed using our technology, we may face the following risks due to the developing market for cleaner coal technology:

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

ITEM 1B. UNRESOLVED STAFF COMMENTS

None.

ITEM 2. PROPERTIES

We have leased executive office space at 295 Madison Avenue, New York, NY 10017. The New York lease is on a month to month basis, beginning February 1, 2014, at a monthly rate of $3,090 per month. We anticipate that we will need larger office space in the next twelve months as we expect to add additional staff and will need to expand.

ITEM 3. LEGAL PROCEEDINGS

We were served with a Statement on or about January 23, 2013 in an international arbitration proceeding titled Beijing Deheng Law Firm v. Clean Coal Technologies, Inc., #x20230033, filed with the China International Economic and Trade Arbitration Commission (“CIETAC”). The Beijing Deheng Law Firm (“Deheng”) has filed a claim against the Company for alleged breach of a Settlement Agreement to pay legal fees and costs. As a result of the arbitration, in September 2013, CIETAC awarded the Deheng Law Firm approximately $146,000 representing legal fees, arbitration fees and costs, plus interest to be determined upon payment. At this time, the Company does not intend to contest the arbitration over this legacy issue since legal costs to do so would be prohibitive.

We were named as a defendant in a lawsuit filed by a shareholder in the 15th Judicial Circuit Court in and for West Palm Beach County, Florida, Case No. 50 2010CA 028706XXXX MB on or about November 24, 2010. The Company has vigorously defended this action that the Company and its litigation counsel regard as absolutely frivolous, baseless and without merit. In August 2013, attorneys for the plaintiff filed a Fourth Amended Complaint. In December 2013, the Court dismissed one count of the amended complaint but plaintiff’s attorneys filed a request to file a fifth amendment. In January 2014, our attorneys filed a memorandum objecting to the motion to amend. We will continue to vigorously defend the action and we do not believe that the action will be materially adverse to the company. Our attorneys have put the plaintiff’s counsel on notice of our intent to seek sanctions against both the plaintiff, and the plaintiff’s counsel pursuant to Florida Statute Sec.57.105. Further, we have moved to dismiss the action on the basis that the Plaintiff has procedurally, factually, and legally failed to state a cause of action up which relief can be granted.

We were named as a defendant in a lawsuit filed on or about October 19, 2009, in the 17th Judicial Circuit in and for Broward County, Florida, Case No. 09-56739 (09).  The suit is a dispute for damages arising from a breach of contract involving an unrelated company, but naming Clean Coal. On February 9, 2010, Clean Coal was successful in filing a motion to dismiss the Company and its then- President  & CEO, Douglas Hague from this case. The case was re-filed under the same case number in November 2013 but dismissed without prejudice again in January 2014.We were named as a defendant in a lawsuit filed by a shareholder in December 2013 in the 17th Judicial Circuit in and for Broward County, Florida, Case No. 12-030351(05). The suit alleges misrepresentations regarding removal of restricted legends on stock certificates and misapplication by the Company of securities regulations and laws regarding legend removal. The Company is evaluating the claims but believes they are without merit.

We were named as a defendant in a lawsuit filed by a shareholder in December 2013 in the 17th Judicial Circuit in and for Broward County, Florida, Case No. 12-030351(05). The suit alleges misrepresentations regarding removal of restricted legends on stock certificates and misapplication by the Company of securities regulations and laws regarding legend removal. The Company is evaluating the claims but believes they are without merit.

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

Quarter Ended	Low	High
31-Dec-13	$0.02	$0.05
30-Sep-13	$0.03	$0.05
30-Jun-13	$0.03	$0.07
31-Mar-13	$0.04	$0.07
31-Dec-12	$0.04	$0.06
30-Sep-12	$0.04	$0.06
30-Jun-12	$0.05	$0.10
31-Mar-12	$0.03	$0.16

The closing price of our common stock as quoted on the OTC Markets on March 21, 2014 was $0.017 per share. As of March 21, 2014, there were approximately 2,131 holders of record of our common stock and 928,329,899 shares of common stock outstanding based on information provided by our transfer agent, Worldwide Stock Transfer, LLC.

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

Issuer Purchases of Equity Securities

During the year ended December 31, 2013, we did not purchase any of our own equity securities.

Recent Issues and Sales of Unregistered Securities

In October 2013, we issued 714,286 common shares for the conversion of $20,000 in debt.

In November 2013 we issued 1,666,666 common shares for the conversion of $20,000 in debt

In January 2014 we issued 1,298,702 common shares for the conversion of $20,000 in debt

In February 2014 we issued 1,454,143 of common shares for the conversion of $20,358 in debt

During October 2013, the Company issued convertible promissory notes with an aggregate principal amount of $534,282. The notes are unsecured, bear interest at 8% per annum and mature on April 1, 2014. On April 1, 2014, these notes become convertible at the holders’ option into common stock of the Company at $0.03 per share.

During October 2013, the Company borrowed $35,000. The note is unsecured, bears no interest and matures on October 31, 2014.

In November 2013 the Company entered into a promissory note to borrow up to $445,000 (with an original issue discount of $40,000). The note is unsecured, bears interest at 12% after 12 months and matures 1 year from the date of each borrowing. The note becomes convertible into common stock 90 days after each borrowing at 75% of the average of the 3 lowest closing bid prices during the 20 trading days preceding the date of conversion. During the year ended December 31, 2013, the Company borrowed $400,000 under this note. In connection with the borrowings, the Company incurred an original issue discount of $40,000 and paid lender fees of $5,000 resulting in an aggregate principal amount of $445,000.

In November 2013 the Company entered into a promissory note to borrow up to $110,000 (with an original issue discount of $10,000) at the lender’s discretion. The note is unsecured, bears interest at 10% and matures 6 months from the date of each borrowing. The note becomes convertible into common stock 60 days after each borrowing at the lower of $0.03 or 60% of the lowest trading price during the 25 consecutive trading days preceding the date of conversion. During the year ended December 31, 2013, the Company borrowed $50,000 under this note. In connection with the borrowings, the Company incurred an aggregate original issue discount of $5,000 resulting in an aggregate principal amount of $55,000.

In December 2013 the Company entered into a promissory note to borrow up to $135,500 (with an original issue discount of $12,000). The note is unsecured, bears interest at 8% per annum and matures 1 year from the date of each borrowing. The note becomes convertible into common stock 180 days after each borrowing at the lower of $0.05 or a 25% discount to the average reported sale price of common stock for the 20 trading days preceding the date of conversion. During the year ended December 31, 2013, the Company borrowed $120,000 under this note. In connection with the borrowings, the Company incurred an original issue discount of $12,000 and paid lender fees of $3,500 resulting in an aggregate principal amount of $135,500.

Between May and September 2013, the Company issued promissory notes with an aggregate principal amount of $457,688. The notes are unsecured, bear no interest and mature between on demand and March 3, 2014.

In March 2014 we entered into a 10% Convertible Promissory Note for $50,000 payable 6 months from issuance date and a 12% Convertible Promissory Note with JSJ Investments Inc for $50,000 payable 6 months from the issuance date. The notes are convertible into common stock 180 days after the date of issuance at a per share price equal to a 45% discount to the average of the three median closing prices of the Company’s common stock for the five trading days preceding the date of conversion.

The above securities were issued in reliance on the exemption from registration pursuant to Section 4(2) of the Securities Act of 1933, as amended, and the regulations promulgated thereunder. The issuances were for investment received, the transactions were privately negotiated and none involved any kind of public solicitation.

Issued for Services

During the year ended December 31, 2013, Clean Coal issued an aggregate of 15,160,000 common shares for services valued at $766,956. These shares were issued to consultants and employees for services rendered.

During January and February 2014, Clean Coal issued an aggregate of 1,650,000 shares for services rendered by consultants and the CFO.

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

During the second quarter of 2013, we filed a provisional patent application for a new process to be called Pristine-SA. The new process is designed to produce a coal product that is devoid of all volatiles and comes together with a solution for ensuring efficient and clean combustion on a level with natural gas. Now that the application on the basic concept has been filed, we expect to continue further research and development to address Pristine-SA’s potential application in various fuel and non-fuel product areas.

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

Results of Operations

The following information should be read in conjunction with the financial statements and notes appearing elsewhere in this Report. We have generated limited revenues from inception to date. We anticipate that we may not receive any significant revenues from operations until we begin to receive royalty revenues from our pilot plant which we estimate will be approximately 24 months after the successful testing of the plant anticipated in the second quarter of fiscal 2014. We are also in preliminary discussions with companies, business groups, consortiums in the USA and Asia to license our technology, which, if successful, could realize limited short term revenue opportunities from the signing of technology licensing agreements.

For the Years Ended December 31, 2013 and 2012.

We had no revenues for the year ended December 31, 2013. In the year ended December 31, 2012, we have received an initial license fee of $375,000 from Jindal paid pursuant to the signing of our pilot plant construction contract. The balance of $375,000 will be due upon the successful testing of the pilot plant, currently anticipated in the second quarter of fiscal 2014. We do not anticipate additional license revenues until the pilot plant has been successfully tested, and do not expect to receive any significant royalty fees for approximately 16 months thereafter.

Operating Expenses

Our operating expenses for the year ended December 31, 2013 totaled $6,348,834, compared to $7,090,639 for the prior year. The primary component of the operating expenses in both periods was for shares issued for services. The significant decrease in compensation expense for the 2013 fiscal year is due to differences in share prices and number of shares and options issued in each year.

We recorded stock-based compensation of $2,265,799 for the year ended December 31, 2013, compared to $4,361,195 for the same period in the prior year. The stock-based compensation consists of common shares issued for services and the grant of common stock options. During the year ended December 31, 2013, we issued fewer common shares for services and awarded fewer options compared to the same period in 2012.

All Board of Directors’ cash fees have been accrued as of this date. Our CEO and President, Robin Eves, our Chief Operations Officer and Ignacio Ponce de Leon are not compensated for their participation on our Board.

Employees

As of December 31, 2013, we have three full-time executives, and one full-time administrative employee. President and CEO Robin Eves, Chief Operations Officer Ignacio Ponce de Leon, and Chief Financial Officer Aiden Neary have written employment agreements. Our administrative employee is at-will. Messrs. Eves and Ponce de Leon received no compensation for their participation on the Board of Directors. We have an oral consulting agreement with C.J. Douglas, a shareholder who provides services that support our administrative and accounting functions on a month-to-month basis, at $20,000 per month.

On July 1, 2012, we entered into three year employment agreements with Robin Eves as President and Chief Executive Officer and Ignacio Ponce de Leon as Chief Operating Officer. Mr. Eves receives an annual salary of $395,000. Mr. Ponce de Leon receives an annual salary of $370,000. Each officer was also granted 8,000,000 common shares and 16,000,000 common stock options. 8,000,000 of each officer’s options are exercisable at $0.20 per share, vest on June 30, 2013 and expire June 30, 2018.  The remaining 8,000,000 of each officer’s options are exercisable at $0.35 per share, vest on June 30, 2014 and expire June 30, 2019.  On November 26, 2013, we entered into a two year employment Mr. Neary. Mr. Neary will be compensated for his service with an annual salary of $250,000. Mr. Neary was also granted 5,000,000 common shares vesting on appointment, plus an additional 5,000,000 shares vesting on December 1, 2014 subject to continued employment on the vesting date, such shares contingent on the completion of a planned reverse split of the Company’s common stock as approved by our shareholders in May 2013.

The terms of the agreements described above were negotiated by and between the individuals and our Board of Directors based on the qualifications and requirements of each individual and the needs of the company.

In February 2013, we engaged Crosswired, LLC as engineering consultants and representatives for the siting, design and construction of our pilot plant, and to oversee the validation testing of the plant once it is finished. The initial engagement period is for one year, and the terms included the payment of a $15,000 fee upon signing, with hourly rates for services performed and reimbursement of travel and expenses.

Net Income/Loss

For the years ended December 31, 2013 and 2012, we experienced net losses of $6,328,199 and $9,318,946, respectively. For the year ended December 31, 2013, we incurred losses from operations of $6,348,834, and $7,090,639 for the year ended December 31, 2012. We incurred interest expense of $0 for the year ended December 31, 2013 (due to all interest being capitalized as constriction in progress) and $2,587,460 for the year ended December 31, 2012.

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

Liquidity and Capital Resources

We have generated minimal revenues since inception. We have obtained cash for operating expenses through advances and/or loans from affiliates and stockholders, the sale of common stock, the issuance of loans and convertible debentures converted or convertible to common stock and the receipt of $375,000 in license fees from Jindal as described above.

Net Cash Used in Operating Activities.

Our primary sources of operating cash during the year ended December 31, 2013, was from the sale of shares to Ventrillion, as well as additional borrowings on debt and private equity sales. Our primary uses of funds in operations were payments made to our consultants and employees, as well as travel and office expenses.

Net cash used in operating activities was $2,352,163 for the year ended December 31, 2013 compared to net cash used of $2,915,861 for the same period in 2012. Non-cash items in 2013 included shares issued for services valued at $1,909,590, write-off of other current assets of $450, write-off of loan commitment fees of $157,500, gain on derivative liabilities of $30,213, loss on extinguishment of $9,578, options expense of $356,209 and depreciation expense of $128. Non-cash items in 2012 included shares issued for services valued at $2,748,471, derivative liabilities recorded as compensation expense of $566,275, amortization of loan discounts of $2,324,720, amortization of deferred financing costs of $120,000, gain on derivative liabilities of $218,487, gain on extinguishment of $140,666, options expense of $1,046,449 and depreciation expense of $203.During the year ended December 31, 2013, we experienced a decrease in prepaid expenses and other current assets of $62,079, an increase in accounts payable of $336,417, and an increase in accrued expenses of $1,174,298.

Net Cash Used In Investing Activities.

In 2013, we used $2,626,556 for construction in progress on our pilot plant. We used no cash in investing activities during the year ended December 31, 2012.

Net Cash Provided by Financing Activities.

Net cash provided by financing activities during the year ended December 31, 2013 totaled $2,439,274 consisting of shares sold for cash of $842,500, borrowings on debt and convertible debt, net of issuance discounts and lender fees of $1,793,470, and borrowings on related party debt of $50,731, offset by loan commitment fees of $157,500, payments on debt of $$59,500 and payments on related party debt of $30,427. Net cash provided by financing activities during the year ended December 31, 2012 totaled $5,482,606 consisting of shares sold for cash of $4,000,000, borrowings on debt and convertible debt of $3,060,641, offset by payments on debt of $1,055,303 and payments on related party debt and convertible debt of $522,732.

Cash Position and Outstanding Indebtedness.

Our total indebtedness at December 31, 2013 was $5,195,060, which consists entirely of current liabilities. Current liabilities consist primarily of accounts payable, accounts payable to related parties, short-term debt and accrued liabilities. At December 31, 2013, we had current assets of $35,642 in cash. Our working capital deficit at December 31, 2013 was $5,159,418. We had property, plant and equipment (net of accumulated depreciation) of $0 at December 31, 2013, and construction in progress of $3,200,473.

Contractual Obligations and Commitments

The following table summarizes our contractual cash obligations and other commercial commitments at December 31, 2013.

Payments due by period
	Total	Less than 1 year	1 to 3 years	3 to 5 years	After 5 years
Facility lease (1)	$-	$-	$-	$-	$-
Total contractual cash obligations	$-	$-	$-	$-	$-

(1)	Our New York lease is month to month, beginning February 1, 2014, at a monthly rate of $3,090 per month.

SAIC Energy Environment & Infrastructure (SEE&I), our engineering consultant has tentatively estimated construction costs for each one million short ton coal complete cleaning facility of approximately $250 million (excluding land costs) or costs and for a similar size Pristine-M-only facility of approximately $45-50 million (excluding land costs). Under the terms of our consulting agreement with SEE&I, we are obligated to pay to SEE&I a fee representing five percent of all gross revenues received by us from the sale of our technology, the operation of franchised plants utilizing the technology, or revenue received on any other basis that is related to the technology. This fee will remain in effect for a period of 15 years, commencing from the date that we receive our initial revenue stream from operations. All intellectual property rights associated with new art developed by SEE&I remain our property, however SEE&I would have a “right to use” the intellectual property provided they are deployed in non-competitive projects.

We are also actively pursuing technology license and royalty agreements in order to begin construction of other facilities without incurring the capital costs associated with the construction of future plants.

In March 2013, we entered into a consulting agreement with ProActive Resources Advisory Group, LLC, a strategic advisory, investor relations and public relations firm. The agreement wa for a term of six months and a monthly cash fee of $8,000. In connection with the agreement, we issued ProActive 500,000 restricted shares of our common stock and granted an aggregate of 1,000,000 common stock options which have a term of 3 years and the following exercise prices and vesting terms: 400,000 options are exercisable at $0.15 per share and vested on March 22, 2013, 300,000 options are exercisable at $0.25 per share and vested on July 1, 2013 and 300,000 options are exercisable at $0.35 per share and vested on July 1, 2013.

In April 2013, we entered into an agreement with a consultant for media and investor relations services. The term of the agreement was for 6 months. The Company paid the consultant $125,000 in cash and issued to the consultant 7,500,000 shares of our common stock.

In May 2013, we awarded two engineering consultants one million shares each of the Company’s common stock for extraordinary work on the pilot plant design. The consultants also each received options for the purchase of an additional one million shares at an exercise price of $.05 per share, vesting December 31, 2013 and exercisable until December 31, 2018.

Construction of the pilot plant in Oklahoma is underway with completion and testing currently anticipated to be completed in the second quarter of fiscal 2014, subject to the receipt of adequate funding. We have paid $2,899,020 towards the plant and estimated completion will require an additional $1,600,000.

Based on our current operational costs and including the capital requirements for our project deployments, we estimate we will need a total of approximately $7,000,000 to fund the Company for the fiscal year 2014 and an additional $5,000,000 to 7,500,000 to continue for the following fiscal year (2015) or until an initial commercial plant is up and running. At this filing date, we have a commitment from Ventrillion for $10,600,000 in additional funding contingent on implementation of a reverse split of our common stock as approved by our shareholders in May 2013, and completion and successful testing of the pilot plant. Assuming we succeed in testing, we believe we will have sufficient funding to meet both the additional costs of the pilot plant construction and funding for our operations through fiscal 2015, although we need some interim funding until the pilot plant is operational. We are also actively pursuing technology license and royalty agreements in order to begin construction of other facilities without incurring the capital costs associated with the construction of future plants.

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

FINANCIAL STATEMENTS INDEX

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Stockholders and Board of Directors of
Clean Coal Technologies, Inc.
New York, New York

We have audited the accompanying balance sheets of Clean Coal Technologies, Inc. (the “Company”) as of December 31, 2013 and 2012 and the related statements of operations, changes in stockholders’ equity (deficit), and cash flows for each of the years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Clean Coal Technologies, Inc. as of December 31, 2013 and 2012 and the results of its operations and its cash flows for each of the years then ended in conformity with accounting principles generally accepted in the United States of America.

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

/s/MaloneBailey, LLP
www.malonebailey.com
Houston, Texas
March 28, 2014

Clean Coal Technologies, Inc.
Balance Sheets

	December 31,	December 31,
	2013	2012
ASSETS
Current Assets
Cash	$35,642	$2,575,087
Prepaid expenses	-	62,079
Other current assets	-	450
Total Current Assets	35,642	2,637,616

Property, plant and equipment, net of accumulated depreciation of $1,019 and $891, respectively	-	128
Construction in progress	3,200,473	-

Total Assets	$3,236,115	$2,637,744

LIABILITIES AND STOCKHOLDERS' (DEFICIT) EQUITY
Current Liabilities
Accounts payable	$791,939	$183,058
Accounts payable to related parties	262,652	262,652
Accrued liabilities	2,275,718	1,046,304
Debt, net of unamortized discounts of $28,298 and $0	404,890	90,000
Convertible debt, net of unamortized discounts of $374,091 and $0	1,084,382	-
Debt owed to related parties, net of unamortized discounts of $107 and $0	20,198	-
Derivative liabilities	355,281	-
Total Current Liabilities	5,195,060	1,582,014

Stockholders' (Deficit) Equity
Common stock, $0.00001 par value; 975,000,000 shares authorized, 907,277,054 and 851,067,644 shares issued and outstanding, respectively	9,073	8,512
Additional paid-in capital	213,279,203	209,966,240
Accumulated deficit	(215,247,221)	(208,919,022)
Total Stockholders' (Deficit) Equity	(1,958,945)	1,055,730
Total Liabilities and Stockholders' (Deficit) Equity	$3,236,115	$2,637,744

The accompanying notes are an integral part of these financial statements.

Clean Coal Technologies, Inc.
Statements of Operations

	Years Ended
	December 31,
	2013	2012

License Fee Revenue	$-	$375,000

Operating Expenses:
General and administrative	2,575,412	1,842,181
Consulting services	3,773,422	5,623,458

Loss from Operations	(6,348,834)	(7,090,639)

Other Income (Expenses):
Interest expense	-	(2,587,460)
(Loss) gain on extinguishment of debt	(9,578)	140,666
Gain on change in fair value of derivative liability	30,213	218,487
Total Other Income (Expenses)	20,635	(2,228,307)

Net loss	$(6,328,199)	$(9,318,946)

Net loss per share - basic and diluted	$(0.01)	$(0.01)

Weighted average common shares outstanding - basic and diluted	881,226,474	679,970,822

The accompanying notes are an integral part of these financial statements.

Clean Coal Technologies, Inc.
Statements of Changes in Stockholders' Deficit
Years Ended December 31, 2013 and 2012

			Additional		Stockholders'
	Common Stock		Paid-In	Accumulated	Equity
	Shares	Amount	Capital	Deficit	(Deficit)
Balances at December 31, 2011	593,784,000	5,938	196,554,117	(199,600,076)	(3,040,021)

Common stock issued for cash	100,000,000	1,000	3,999,000	-	4,000,000
Common stock issued for services	55,850,332	559	2,747,912	-	2,748,471
Common stock issued for conversion of debt and interest	84,479,312	845	3,001,343	-	3,002,188
Common stock issued with debt	3,160,000	32	81,889	-	81,921
Common stock issued for resolution of derivative liabilities	13,794,000	138	691,562	-	691,700
Derivative liabilities	-	-	(156,032)	-	(156,032)
Debt discount due to beneficial conversion feature	-	-	2,000,000	-	2,000,000
Options expense	-	-	1,046,449	-	1,046,449
Net loss	-	-	-	(9,318,946)	(9,318,946)
Balances at December 31, 2012	851,067,644	$8,512	$209,966,240	$(208,919,022)	$1,055,730

Common stock issued for services	15,160,000	151	766,805	-	766,956
Common stock issued for cash	28,433,333	284	842,216	-	842,500
Common stock issued with debt	10,235,125	102	182,090	-	182,192
Common stock issued for conversion of debt	2,380,952	24	39,976	-	40,000
Amortization of stock compensation	-	-	1,142,634	-	1,142,634
Options expense	-	-	356,209	-	356,209
Warrants issued with debt	-	-	21,181	-	21,181
NonEmployee options reclassified as derivative liabilities	-	-	(78,789)	-	(78,789)
Resolution of derivative liabilities	-	-	40,641	-	40,641
Net Loss	-	-	-	(6,328,199)	(6,328,199)
Balances at December 31, 2013	907,277,054	$9,073	$213,279,203	$(215,247,221)	$(1,958,945)

The accompanying notes are an integral part of these financial statements.

Clean Coal Technologies, Inc.
Statements of Cash Flows

	Years Ended
	December 31,
	2013	2012
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(6, 328,199)	$(9,318,946)
Adjustment to reconcile net loss to net cash used in operating activities:
Depreciation expense	128	203
Amortization of debt discounts	-	2,324,720
Write-off of other current assets	450	-
Write-off of loan commitment fees	157,500	-
Amortization of deferred financing costs	-	120,000
Shares-based compensation	1,909,590	2,748,471
Option expense	356,209	1,046,449
Loss (gain) on extinguishment of debt	9,578	(140,666)
Derivative liabilities recorded as compensation expense	-	566,275
Gain on change in fair value of derivative liability	(30,213)	(218,487)
Changes in operating assets and liabilities:
Prepaid expenses and other current assets	62,079	(46,124)
Accounts payable	336,417	(154,792)
Accounts payable - related party	-	(19,011)
Accrued expenses	1,174,298	176,047
Net Cash Used in Operating Activities	(2,352,163)	(2,915,861)

CASH FLOWS FROM INVESTING ACTIVITIES:
Cash paid for construction in progress	(2,626,556)	-
Net Cash Used in Investing Activities	(2,626,556)	-

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from the sale of stock	842,500	4,000,000
Cash paid for loan commitment fees	(157,500)	-
Borrowings on debt	492,688	808,000
Payments on debt	(59,500)	(1,055,303)
Borrowings on convertible debt, net of face discounts and lender fees	1,300,782	2,252,641
Payments on related party convertible debt	-	(143,000)
Borrowings on related party debt	50,731	-
Payments on related party debt	(30,427)	(379,732)
Net Cash Provided by Financing Activities	$2,439,274	5,482,606

NET CHANGE IN CASH AND CASH EQUIVALENTS	(2,539,445)	2,566,745
CASH AND CASH EQUIVALENTS - beginning of period	2,575,087	8,342
CASH AND CASH EQUIVALENTS - end of period	$35,642	$2,575,087

The accompanying notes are an integral part of these financial statements.

Clean Coal Technologies, Inc.
Statements of Cash Flows
(continued)

	Years Ended
	December 31,
	2013	2012

SUPPLEMENTAL DISCLOSURES:
Cash paid for interest	$-	$63,991
Cash paid for income taxes	-	-

NON-CASH INVESTING AND FINANCING ACTIVITIES:
Derivative liabilities recorded in additional paid-in capital	$-	$156,032
Derivative liabilities recorded as debt discounts	347,346	187,880
NonEmployee options reclassified as derivative liabilities	78,789	-
Resolution of derivative liabilities	40,641	-
Common stock issued with debt	182,192	81,921
Warrants issued with debt	21,181	-
Deferred financing costs accrued	-	120,000
Accrued interest converted to debt	5,780	104,758
Payables converted to debt	-	105,000
Common stock issued for debt, liabilities and accrued interest	40,000	3,142,854
Common Stock issued in resolution of derivative liabilities	-	691,700
Debt discounts due to beneficial conversion features	-	2,000,000
Capitalized interest	301,453	-
Construction in progress fees accrued	272,464	-

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

Revenue Recognition

The Company’s revenue in 2012 relates to license fees received for the use of its technology. The license fee revenue requires no continuing performance on the Company’s part and is recognized upon receipt of the licensing fee and grant of the license.

During 2012, the Company granted a 25-year technology license agreement for a one-time license fee of $750,000. The first installment of the license fee $375,000 has been collected pursuant to the signing of a pilot plant construction contract and the balance of $375,000 will be due upon the successful testing of the pilot plant, estimated to be in the second quarter of 2014. In addition, under the technology license agreement, the Company will receive an on-going royalty fee of $1 per metric ton on all coal processed using the technology, up to $4,000,000 per annum. As a result of this transaction, Clean Coal emerged from the development stage.

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

Fair Value of Financial Instruments

The fair values of the Company’s financial instruments including cash, accounts payable, accrued expenses and notes payable approximate their carrying amounts because of the short maturities of these instruments.

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

Property and Equipment

Property and equipment consists of furniture and fixtures and computer equipment, recorded at cost, depreciated upon placement in service over estimated useful lives ranging from three to five years on a straight-line basis. As of December 31, 2013 and 2012, Clean Coal had property and equipment of $0 and $128, respectively, net of accumulated depreciation of $1,019 and $891, respectively. Expenditures for normal repairs and maintenance are charged to expense as incurred. Depreciation expense for the years ended December 31, 2013 and 2012 totaled $128 and $203, respectively.

Construction in Process

Construction in progress is stated at cost, which includes the costs of construction and other direct costs attributable to the construction. No provision for depreciation is made on construction in progress until such time as the relevant assets are completed and put into use. Interest on the borrowings related to construction is capitalized in accordance with FASB ASC 835-20. During the year ended December 31, 2013, the interest that was capitalized totaled $301,453.

Impairment of Long Lived Assets

In the event facts and circumstances indicate the carrying value of a long-lived asset, including associated intangibles, may be impaired, an evaluation of recoverability is performed by comparing the estimated future undiscounted cash flows associated with the asset to the asset's carrying amount to determine if a write-down to market value or discounted cash flow is required. There was no impairment recorded during the years ended December 31, 2013 and 2012.

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

NOTE 3: GOING CONCERN

The accompanying financial statements have been prepared on a going concern basis of accounting which contemplates continuity of operations, realization of assets, liabilities, and commitments in the normal course of business. The accompanying financial statements do not reflect any adjustments that might result if the Clean Coal is unable to continue as a going concern. Clean Coal has an accumulated deficit and a working capital deficit as of December 31, 2013. Management believes Clean Coal will need to raise capital in order to operate over the next 12 months. As shown in the accompanying financial statements, Clean Coal has also incurred significant losses since inception. Clean Coal’s continuation as a going concern is dependent upon its ability to generate sufficient cash flow to meet its obligations on a timely basis and ultimately to attain profitability. Clean Coal has limited capital with which to pursue its business plan. There can be no assurance that Clean Coal’s future operations will be significant and profitable, or that Clean Coal will have sufficient resources to meet its objectives. These conditions raise substantial doubt as to Clean Coal’s ability to continue as a going concern. Management may pursue either debt or equity financing or a combination of both, in order to raise sufficient capital to meet Clean Coal’s financial requirements over the next twelve months and to fund its business plan. There is no assurance that management will be successful in raising additional funds.

NOTE 4: CONSTRUCTION IN PROGRESS

Construction in progress of $3,200,473 as of December 31, 2013 consists of the first payment made during February 2013 of $2,000,000 and additional costs incurred through December 31, 2013 related to the construction of a 2-ton/hour pilot plant in Oklahoma. The total cost of the project, including testing to take place at a designated site in Oklahoma, is estimated at $4,500,000. Commissioning of the pilot plant is expected during the second quarter of 2014.

NOTE 5: RELATED PARTY TRANSACTIONS

Debt and convertible debt owed to related parties

During the year ended December 31, 2012, Clean Coal made aggregate cash payments of $522,732 on its related party debt and convertible debt. There was no outstanding balance on related party debt and convertible debt at December 31, 2012.

At December 31, 2013, debt owed to related parties, net of unamortized discounts, totaled $20,198 as follows:

- On September 30, 2013, Clean Coal borrowed $40,000 from its CEO, Robin Eves, on an unsecured, one year note maturing September 30, 2014. In connection with the note, Mr. Eves was issued 1,000,000 common shares with a relative fair value of $19,747 recorded as a discount on the note of which $19,640 was amortized during the year ended December 31, 2013. A total of $30,326 was paid on the note during the period ended December 31, 2013, leaving a balance of $9,574.

-  On December 31, 2013, Clean Coal borrowed $10,731 from its COO, Ignacio Ponce de Leon, on an unsecured note bearing no interest for 12 months and 10% thereafter. The note is due on demand.

Accounts payable to related parties

At both December 31, 2013 and 2012, unpaid services provided by a related party totaled $262,652. The payables are owed to a former officer and director and are unsecured and due on demand.

Accruals for salary and bonuses to officers and directors are included in accrued liabilities in the balance sheet and totaled $1,552,142 and $667,273 as of December 31, 2013 and 2012, respectively.

NOTE 6: DEBT

$50,000 of outstanding notes at December 31, 2011 became convertible into common stock in August 2012 at $0.013 and $0.014 per share. These notes and their accrued interest of $5,027 were converted into an aggregate of 3,717,835 common shares during September 2012.

During 2012, Clean Coal borrowed an aggregate of $458,000 under multiple notes. The notes are unsecured, bear interest at 10%, beginning between March 1, 2012 and April 1, 2012, and matured March 31, 2012. In connection with the notes, Clean Coal agreed to issue the lenders an aggregate of 7,160,000 common shares. 3,160,000 shares were issued. The other 4,040,000 common shares were in excess of Clean Coal’s authorized stock and were accounted for as a derivative liability (see Note 7). The relative fair value of the 3,160,000 shares was determined to be $81,921 and was recorded as loan discounts. The fair value of the 4,000,000 common shares was determined to be $205,160 of which $187,880 was recorded as loan discounts and $17,280 was expensed as a loss on derivative liabilities. The discounts are being amortized over the life of the loans using the effective interest rate method and were fully amortized during the year ended December 31, 2012. During June 2012, $200,000 of these notes and accrued interest of $10,027 was extinguished through the issuance of 4,000,000 common shares. The fair value of the shares was determined to be $227,600 resulting in a loss on extinguishment of $17,573.

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

On September 14, 2012, payables totaling $15,000 were converted into a note payable. The note was unsecured, bore interest at 8% per annum and matured December 10, 2012. As of December 31, 2012, this note was paid in full.

On September 14, 2012, the Company issued a note to convert accounts payable of $90,000 to debt. The note is unsecured, bears interest at 10% per annum and matures December 10, 2012. This was the only note outstanding as of December 31, 2012. On July 30, 2013, this note was modified whereby the interest rate was removed, accrued interest of $5,780 was converted to principal, a one-time fee of 10% ($9,578) was added to the principal, the maturity date was changed to March 1, 2014 and a conversion option was added. Under the terms of the conversion option, the note becomes convertible into common stock on October 8, 2013 at the lower of $0.05 or 75% of the lowest trading price during the 20 days preceding the date of conversion. The Company evaluated this modification under ASC 470-50 and determined that the modification qualified as an extinguishment of debt due to a substantive conversion option being added. A loss on extinguishment of debt of $9,578 was recognized during the year ended December 31, 2013. On October 8, 2013, this note became convertible and was accounted for as a derivative liability under ASC 815 (see Note 7). During 2013, $40,000 of this note was converted into an aggregate of 2,380,952 common shares.

During the year ended December 31, 2012, the Company made aggregate cash payments totaling $1,055,303 on their outstanding notes payable. At December 31, 2012, the Company had a total of $90,000 in notes outstanding.

In August 2013 the Company entered into a promissory note to borrow up to $335,000 (with an original issue discount of $35,000) at the lender’s discretion. The note is unsecured, bears interest at 12% after three months and matures 1 year from the date of each borrowing. The note becomes convertible into common stock 180 days after each borrowing at the lower of $0.05 or 60% of the lowest trading price during the 25 consecutive trading days preceding the date of conversion. During the year ended December 31, 2013, the Company borrowed an aggregate of $150,000 under this note. In connection with the borrowings, the Company incurred an aggregate original issue discount of $23,333 and paid lender fees of $12,000 resulting in an aggregate principal amount of $223,333. These were recorded as a discount on the note and are being amortized to interest expense over the life of the note. During the year ended December 31, 2013, amortization of $11,020 was recorded against these discounts. $167,500 of this note becomes convertible on February 17, 2014 and $55,833 becomes convertible on June 7, 2014.

Between May and September 2013, the Company issued promissory notes with an aggregate principal amount of $457,688. The notes are unsecured, bear no interest and mature between on demand and March 3, 2014. In connection with $279,405 of these borrowings, the Company issued the consultant an aggregate of 9,235,125 common shares. The relative fair value of these shares was determined to be $162,445 and it was recorded as a discount to the debt which is being amortized over the life of the notes using the effective interest rate method. During the year ended December 31, 2013, aggregate amortization of $134,147 was recognized on these discounts. As of December 31, 2013, the outstanding principal balance on these notes was $398,188.

During October 2013, the Company issued convertible promissory notes with an aggregate principal amount of $534,282. The notes are unsecured, bear interest at 8% per annum and mature on April 1, 2014. On April 1, 2014, these notes become convertible at the holders’ option into common stock of the Company at $0.03 per share.

During October 2013, the Company borrowed $35,000.  The note is unsecured, bears no interest and matures on October 31, 2014. As of December 31, 2013, the outstanding principal balance under this note was $35,000.

In November 2013 the Company entered into a promissory note to borrow up to $110,000 (with an original issue discount of $10,000) at the lender’s discretion. The note is unsecured, bears interest at 10% and matures 6 months from the date of each borrowing. The note becomes convertible into common stock 60 days after each borrowing at the lower of $0.03 or 60% of the lowest trading price during the 25 consecutive trading days preceding the date of conversion. During the year ended December 31, 2013, the Company borrowed $50,000 under this note. In connection with the borrowings, the Company incurred an aggregate original issue discount of $5,000 resulting in an aggregate principal amount of $55,000. This was recorded as a discount on the note and is being amortized to interest expense over the life of the note. During the year ended December 31, 2013, amortization of $1,519 was recorded against this discount. This note becomes convertible on January 5, 2014.

In November 2013 the Company entered into a promissory note to borrow up to $445,000 (with an original issue discount of $40,000). The note is unsecured, bears interest at 12% after 12 months and matures 1 year from the date of each borrowing. The note becomes convertible into common stock 90 days after each borrowing at 75% of the average of the 3 lowest closing bid prices during the 20 trading days preceding the date of conversion. During the year ended December 31, 2013, the Company borrowed $400,000 under this note. In connection with the borrowings, the Company incurred an original issue discount of $40,000 and paid lender fees of $5,000 resulting in an aggregate principal amount of $445,000. These were recorded as a discount on the note and are being amortized to interest expense over the life of the note. During the year ended December 31, 2013, amortization of $3,836 was recorded against these discounts. This note becomes convertible on February 24, 2014. In connection with the note, the Company issued the lender an aggregate of 10,880,196 common stock warrants. The warrants are exercisable immediately at $0.05 per share and expire on November 30, 2018. These warrants were accounted for as derivative liabilities under ASC 815 (see Note 7). The fair value of the warrants of $292,148 was recorded as a debt discount which is being amortized to interest expense over the life of the note. During the year ended December 31, 2013, amortization of $28,014 was recorded against this discount.

In December 2013 the Company entered into a promissory note to borrow up to $135,500 (with an original issue discount of $12,000). The note is unsecured, bears interest at 8% per annum and matures 1 year from the date of each borrowing. The note becomes convertible into common stock 180 days after each borrowing at the lower of $0.05 or a 25% discount to the average reported sale price of common stock for the 20 trading days preceding the date of conversion. During the year ended December 31, 2013, the Company borrowed $120,000 under this note. In connection with the borrowings, the Company incurred an original issue discount of $12,000 and paid lender fees of $3,500 resulting in an aggregate principal amount of $135,500. These were recorded as a discount on the note and are being amortized to interest expense over the life of the note. This note becomes convertible on June 6, 2014. In connection with the note, the Company issued the lender an aggregate of 1,350,000 common stock warrants. The warrants become exercisable on June 4, 2014 at $0.05 per share and expire on June 4, 2017. The relative fair value of the warrants of $21,181 was recorded as a debt discount which is being amortized to interest expense over the life of the note. During the year ended December 31, 2013, amortization of $1,451 was recorded against this discount.

During the year ended December 31, 2013, the Company paid loan commitment fees of $157,500 in connection with the negotiation of a loan. As of December 31, 2013, the loan had not closed and the loan commitment fees were expensed.

Outstanding notes payable consisted of the following as of December 31, 2013 and 2012:

	December 31,
Name	2013	2012
Convertible Debt:
Note 1	$65,358	$-
Note 2	223,333	-
Note 3	234,282	-
Note 4	300,000	-
Note 5	55,000	-
Note 6	445,000	-
Note 7	135,500	-
Total	1,458,473	-
Unamortized discount	(374,091)	-
Net	1,084,382	-

Nonconvertible Debt:
Note 8	-	90,000
Note 9	35,000	-
Note 10	398,188	-
Total	433,188	90,000
Unamortized discount	(28,298)	-
Net	$404,890	$90,000

NOTE 7: DERIVATIVE LIABILITIES

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

In October 2013, a note issued by the Company became convertible and qualified as a derivative liability under ASC 815 (see Note 6). The fair value of this conversion option was estimated to be $55,198 using the Black-Scholes option pricing model and it was recorded as a discount to the associated debt. Between October and December 2013, principal of this note totaling $40,000 was converted to common stock resulting in the resolution of derivative liabilities of $40,641. As of December 31, 2013, the fair value of this conversion option was determined to be $36,975 resulting in a loss on the change in the fair value of this derivative liability of $22,418 during the year ended December 31, 2013.

As a result of this convertible note outstanding, an aggregate of 5,000,000 previously issued nonemployee common stock options became tainted under ASC 815 and were reclassed from equity to derivative liability. The fair value of these options on the date they became tainted was estimated using the Black-Scholes option pricing model and was determined to be $78,789. On December 31, 2013, the fair value of these tainted options was determined to be $57,389 resulting in a gain on the change in fair value of derivative liabilities of $21,400 for the year ended December 31, 2013.

During November 2013, the Company issued 10,880,196 common stock warrants in connection with a note payable. The common stock warrants are required to be accounted for as derivative liabilities under ASC 815. The fair value of these warrants on the date of issuance was estimated using the Black-Scholes option pricing model and was determined to be $292,148. This fair value was recorded as a discount to the associated debt. On December 31, 2013, the fair value of these warrants was determined to be $260,917 resulting in a gain on the change in fair value of derivative liabilities of $31,231 for the year ended December 31, 2013.

During 2013, the fair value of the derivative liabilities was estimated using the Black-Scholes option pricing model and the following key assumptions:

	Range
Expected dividends			-%
Expected term (years)	0.17	-	5.01
Volatility	105%	-	155%
Risk-free rate	0.09%	-	1.34%

The Company determines the fair market values of its financial instruments based on the fair value hierarchy, which requires an entity to maximize the use of observable inputs and minimize the use of unobservable inputs when measuring fair value. The following three levels of inputs may be used to measure fair value:

Level 1	Quoted prices in active markets for identical assets or liabilities that the Company has the ability to access at the measurement date.
Level 2
Observable inputs other than Level 1 prices, such as quoted prices for similar assets or liabilities; quoted prices in markets that are not active; or other inputs that are observable or can be corroborated by observable market data for substantially the full term of the assets or liabilities.

Level 3	Unobservable inputs that are supported by little or no market activity and that are significant to the fair value of the assets or liabilities.

The Company uses Level 3 inputs to estimate the fair value of its derivative liabilities.

The following table sets forth by level with the fair value hierarchy the Company’s assets and liabilities measured at fair value as of December 31, 2013 and 2012:

	Level 1	Level 2	Level 3	Total
December 31, 2013:
Derivative liabilities	$-	$-	$355,281	$355,281

December 31, 2012:
None	$-	$-	$-	$-

The below table presents the change in the fair value of the derivative liabilities during the years ended December 31, 2013 and 2012:

Fair value as of December 31, 2011	$-
Fair value on the date of issuance	927,467
Resolution of derivatives	(691,700)
Change in fair value of derivatives	(235,767)
Fair value as of December 31, 2012	-
Fair value on the date of issuance	426,135
Resolution of derivatives	(40,641)
Change in fair value of derivatives	(30,213)
Fair value as of December 31 2013	$355,281

NOTE 8: EQUITY TRANSACTIONS

Common Stock

On August 9, 2010 Clean Coal entered into an employment agreement with Robin Eves as President and Chief Executive Officer. Under the employment agreement, President and Chief Executive Officer is entitled to a stock bonus of 28,000,000 common shares. Under the terms of the employment agreement, the stock is to be awarded as follows: 50% of the shares to be exercisable at the signing of the agreement, and the balance of 50% exercisable after January 31, 2012, or on the accomplishment of a significant business objective as established by the Board of Directors. Clean Coal calculated the fair value of the award based upon the closing stock price on the grant date of August 9, 2010 and is expensing the award over the award periods. The total fair value of the award was determined to be $1,736,000. On August 5, 2011, Clean Coal accelerated the vesting of 10,000,000 of the common shares. The vesting of these shares was modified whereby the 10,000,000 shares were fully earned and issued on August 5, 2011. The remaining 4,000,000 common shares were earned on January 31, 2012. Clean Coal fully expensed the fair value of the award associated with the 10,000,000 shares that were accelerated during 2011. A total of $14,273 was recognized as share-based compensation under this award for the year ended December 31, 2012.

On April 1, 2011 Clean Coal entered into an employment agreement with Ignacio Ponce De Leon as Chief Operating Officer. Under the employment agreement, the Chief Operating Officer is entitled to a stock bonus of 2,000,000 common shares. Under the terms of the employment agreement, the stock vested on January 1, 2012. Clean Coal calculated the fair value of the award based upon the closing stock price on the grant date of April 1, 2011 and is expensing the award over the vesting period. The total fair value of the award was determined to be $76,000. A total of $276 was recognized as share-based compensation under this award for the year ended December 31, 2012.

Including the shares issued under the stock awards described above, during the year ended December 31, 2012, Clean Coal issued an aggregate of 55,850,332 common shares for services valued at $2,748,471, 3,160,000 common shares with debt valued at $81,921 (see Note 6), 84,479,312 common shares for debt, interest, and accrued liabilities valued at $3,002,188 which resulted in a net gain on extinguishment of $140,666 during the year ended December, 2012 (see Note 6), and issued 13,794,000 common shares valued at $691,700 for the resolution of derivative liabilities (see Note 7).

On December 5, 2012, Clean Coal sold 100,000,000 common shares to Ventrillion Management Company Ltd for cash of $4,000,000.

On November 26, 2013 the Company entered into a two year executive employment agreement with Aiden Neary undew which Mr. Neary was granted an aggregate of 10,000,000 common shares. 5,000,000 of the shares vest on the date of grant and 5,000,000 of the shares vest on November 26, 2014. The issuance of the shares is contingent upon the Company completing a reverse split of the common stock of the Company which was approved in May 2013. The fair value of the award was determined to be $300,000 and is it being recognized over the vesting period. During the year ended December 31, 2013, the Company recognized $164,384 under this award as amortization of stock compensation. $135,616 will be recognized over the remaining vesting period through November 26, 2014.

During the year ended December 31, 2013, the Company granted stock awards to various employees and directors consisting of an aggregate of 28,000,000 common shares. The awards vest immediately, but the issuance of the shares is contingent upon the Company completing a reverse split of the common stock of the Company which was approved in May 2013. The aggregate fair value of these awards was determined to be $978,250 and it was recognized as amortization of stock compensation during the year ended December 31, 2013.

In addition to the stock awards described above, during the year ended December 31, 2013, Clean Coal issued an aggregate of 15,160,000 common shares for services valued at $766,956, 10,235,125 common shares with debt valued at $182,192 (see Note 6), 2,380,952 common shares for the conversion of debt valued at $40,000 (see Note 6), and issued 28,433,333 common shares for cash proceeds of $842,500.

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

On July 1, 2012, the Company entered into three year employment agreements with its Chief Executive Officer and its Chief Operating Officer. Each officer was granted 8,000,000 common shares and 16,000,000 common stock options. 8,000,000 of each officer’s options are exercisable at $0.20 per share, vest on June 30, 2013 and expire June 30, 2018. The remaining 8,000,000 of each officer’s options are exercisable at $0.35 per share, vest on June 30, 2014 and expire June 30, 2019. The fair value of these options was determined to be $1,496,478 using the Black-Scholes Option Pricing Model. The significant assumptions used in the model include (1) discount rate of 0.72%, (2) expected terms between 3.5 and 4.5 years (3) expected volatilities between 173.70% and 174.52% and (4) zero expected dividends. $559,493 was expensed during the year ended December 31, 2012. In October 2013, Robin Eves and Ignacio Ponce de Leon voluntarily returned for cancellation, the unvested 8,000,000 options each that were originally scheduled to vest on June 30, 2014. The 16,000,000 shares underlying the cancelled options were returned to the pool of available, unreserved and authorized capital. During the year ended December 31, 2013, $363,151 was expensed under this award and $192,328 was reversed related to the cancelled options that had not yet vested.

On October 1, 2012, the Company amended its retainer agreement with its in-house counsel whereby the term was extended from 2 years to 4 years. In addition, the attorney was granted an aggregate of 4,000,000 common stock options. 2,000,000 of the options are exercisable at $0.20 per share, vest on July 1, 2013 and expire October 1, 2019. The remaining 2,000,000 options are exercisable at $0.35 per share, vest on July 1, 2014, and expire October 1, 2019. The fair value of these options was determined to be $138,165 using the Black-Scholes Option Pricing Model. The significant assumptions used in the model include (1) discount rate of 0.72%, (2) expected terms between 3.88 and 4.38 years (3) expected volatilities between 165.87% and 169.70% and (4) zero expected dividends. $33,023 was expensed during the year ended December 31, 2012 and $85,647 was expensed during the year ended December 31, 2013. $19,495 will be expensed over the remaining vesting periods.

On March 22, 2013, Clean Coal granted a consultant an aggregate of 1,000,000 common stock options which have a term of 3 years and the following exercise prices and vesting terms: 400,000 options are exercisable at $0.15 per share and vest on March 22, 2013, 300,000 options are exercisable at $0.25 per share and vest on July 1, 2013 and 300,000 options are exercisable at $0.35 per share and vest on July 1, 2013. The fair value of these options was determined to be $31,307 using the Black-Scholes Option Pricing Model. The significant assumptions used in the model include (1) discount rate of 0.39%, (2) expected term of 3 years (3) expected volatility of 126.53% and (4) zero expected dividends. $31,307 was expensed during the year ended December 31, 2013.

On May 9, 2013, the Company awarded two engineering consultants 1,000,000 common stock options each which have a term of 5 years, are exercisable at $0.05 per share and vest on December 31, 2013. The aggregate fair value of these options was determined to be $68,432 using the Black-Scholes Option Pricing Model. The significant assumptions used in the model include (1) discount rate of 0.75%, (2) expected term of 3.15 years (3) expected volatility of 125.16% and (4) zero expected dividends. $68,432 was expensed during the year ended December 31, 2013.

The following table presents the stock option activity during the years ended December 31, 2013 and 2012:

		Weighted
		Average
	Options	Exercise Price
Outstanding - December 31, 2011	-	$-
Granted	46,000,000	0.22
Forfeited/canceled	-	-
Exercised	-	-
Outstanding - December 31, 2012	46,000,000	0.22
Granted	3,000,000	0.11
Forfeited/canceled	(16,000,000)	0.35
Exercised	-	-
Outstanding – December 31, 2013	33,000,000	$0.15

Exercisable – December 31, 2012	10,000,000	$0.03
Exercisable – December 31, 2013	31,000,000	$0.14

The weighted average remaining life of the outstanding options as of December 31, 2012 was 6.41 years, the weighted average grant date fair value of the options granted during the year ended December 31, 2012 was $0.045 and the intrinsic value of the exercisable options as of December 31, 2012 was $170,000.

The weighted average remaining life of the outstanding options as of December 31, 2013 was 5.25 years, the weighted average grant date fair value of the options granted during the year ended December 31, 2013 was $0.033 and the intrinsic value of the exercisable options as of December 31, 2013 was $0.

Common Stock Warrants

There were no common stock warrants issued during the year ended December 31, 2012.

In November 2013, the Company issued a lender an aggregate of 10,880,196 common stock warrants in connection with a note payable (see Note 6). The warrants are exercisable immediately at $0.05 per share and expire on November 30, 2018. These warrants were accounted for as derivative liabilities under ASC 815 (see Note 7). The fair value of the warrants of $292,148 was recorded as a debt discount which is being amortized to interest expense over the life of the note. The fair value was determined using the Black-Scholes Option Pricing Model. The significant assumptions used in the model include (1) discount rate of 1.34%, (2) expected term of 5.01 years (3) expected volatility of 154% and (4) zero expected dividends.

In December 2013, the Company issued a lender an aggregate of 1,350,000 common stock warrants in connection with a note payable (see Note 6). The warrants become exercisable on June 4, 2014 at $0.05 per share and expire on June 4, 2017. The relative fair value of the warrants of $21,181 was recorded as a debt discount which is being amortized to interest expense over the life of the note. The fair value was determined using the Black-Scholes Option Pricing Model. The significant assumptions used in the model include (1) discount rate of 0.64%, (2) expected term of 3.5 years (3) expected volatility of 123% and (4) zero expected dividends.

The following table presents the stock warrant activity during the year ended December 31, 2013:

		Weighted
		Average
	Warrants	Exercise Price
Outstanding - December 31, 2012	-	$-
Granted	12,230,196	0.05
Forfeited/canceled	-	-
Exercised	-	-
Outstanding – December 31, 2013	12,230,196	$0.05

Exercisable – December 31, 2013	10,880,196	$0.05

The weighted average remaining life of the outstanding warrants as of December 31, 2013 was 4.75 years and the intrinsic value of the exercisable warrants as of December 31, 2013 was $0.

NOTE 9: INCOME TAXES

Clean Coal uses the liability method, where deferred tax assets and liabilities are determined based on the expected future tax consequences of temporary differences between the carrying amounts of assets and liabilities for financial and income tax reporting purposes. During 2013 and 2012, Clean Coal incurred net losses and, therefore, has no tax liability. The net deferred tax asset generated by the loss carry-forward has been fully reserved. The cumulative net operating loss carry-forward is $14,202,044 at December 31, 2013, and will begin to expire in the year 2025. Section 382 of the Internal Revenue code limits the use of net operating losses where a change of control has occurred. The Company has changed control multiple times since inception resulting in such limitations.

At December 31, 2013 and 2012, deferred tax assets consisted of the following:

	2013	2012
Net operating loss carry-forward	$4,970,715	$3,541,653
Valuation allowance	(4,970,715)	(3,541,653)
Net deferred tax asset	$-	$-

NOTE 10: OPERATING LEASES

Clean Coal has one operating lease for its executive offices in Manhattan, New York. Effective February 1, 2014, the lease is month to month, at a monthly rate of $3,090 per month.

NOTE 11: COMMITMENTS AND CONTINGENCIES

In August 2013, the Company entered into a consulting agreement with Consultants Worldwide, LLC. The agreement has a term of 1 year and under the terms of the agreement; the Company will be required to pay the consultant a fee of 5% of the gross funding amount of all fundings brought to the Company by the consultant.

During October 2013, the Company entered into a consulting agreement for services related to business development in South Korea. The Company granted the consultant 1,000,000 fully vested common shares upon the signing of the agreement. Over the term of the agreement, the Company will pay a monthly cash retainer of $7,500. Upon any agreement brought by the consultant that results in future revenues, the Company will be required to issue the consultant 1,000,000 additional common shares. The Company will also be required to pay the consultant a fee of 5% and issue the consultant 1,000,000 or 2,000,000 common stock warrants for any funding transaction brought to the Company by the consultant in excess of $2,000,000 or $5,000,000, respectively.

Litigation

Clean Coal Technologies, Inc. was served with a Statement on or about January 23, 2013 in an international arbitration proceeding titled Beijing Deheng Law Firm v. Clean Coal Technologies, Inc., #x20230033, filed with the China International Economic and Trade Arbitration Commission (“CIETAC”). The Beijing Deheng Law Firm (“Deheng”) has filed a claim against the Company for alleged breach of a Settlement Agreement to pay legal fees and costs.. As a result of the arbitration, in September 2013, CIETAC awarded the Deheng Law Firm approximately $146,000 representing legal fees, arbitration fees and costs, plus interest to be determined upon payment. At this time, the Company does not intend to contest the arbitration over this legacy issue since legal costs to do so would be prohibitive. This amount is accrued as of December 31, 2013 and 2012.

Clean Coal Technologies, Inc. was named as a defendant in a lawsuit filed by a shareholder in the 15th Judicial Circuit Court in and for West Palm Beach County, Florida, Case No. 50 2010CA 028706XXXX MB on or about November 24, 2010. The Company has vigorously defended this action that the Company and its litigation counsel regard as absolutely frivolous, baseless and without merit. In August 2013, attorneys for the plaintiff filed a Fourth Amended Complaint. In December 2013, the Court dismissed one count of the amended complaint but plaintiff’s attorneys filed a request to file a fifth amendment. In January 2014, our attorneys filed a memorandum objecting to the motion to amend. We will continue to vigorously defend the action and we do not believe that the action will be materially adverse to the company. Our attorneys have put the plaintiff’s counsel on notice of our intent to seek sanctions against both the plaintiff, and the plaintiff’s counsel pursuant to Florida Statute Sec.57.105. Further, we have moved to dismiss the action on the basis that the Plaintiff has procedurally, factually, and legally failed to state a cause of action upon which relief can be granted.

Clean Coal Technologies, Inc. was named as a defendant in a lawsuit filed on or about October 19, 2009, in the 17th Judicial Circuit in and for Broward County, Florida, Case No. 09-56739 (09).  The suit is a dispute for damages arising from a breach of contract involving an unrelated company, but naming Clean Coal. On February 9, 2010, Clean Coal was successful in filing a motion to dismiss the Company and its then-President& CEO, Douglas Hague from this case. The case was re-filed under the same case number in November 2013 but dismissed again in January 2014.

Clean Coal Technologies, Inc. was named as a defendant in a lawsuit filed by a shareholder in December 2013 in the 17th Judicial Circuit in and for Broward County, Florida, Case No. 12-030351(05). The suit alleges misrepresentations regarding removal of restricted legends on stock certificates and misapplication by the Company of securities regulations and laws regarding legend removal. The Company is evaluating the claims but believes they are without merit.

NOTE 12: SUBSEQUENT EVENTS

In January 2014, Robin Eves voluntarily returned for cancellation vested options for the purchase of 8,000,000 of the Company’s common shares that were granted pursuant to his employment agreement. The 8,000,000 shares underlying the cancelled options were returned to the pool of available, unreserved and authorized capital.

During January 2014, the Company granted stock awards to various employees and directors consisting of an aggregate of 16,650,000 common shares.

During January 2014, the Company granted 750,000 common shares to its CFO in connection with cash advances.

During February 2014, the Company issued 900,000 to a consultant for services.

During January and February 2014, a note holder converted aggregate principal of $40,358 into 2,752,845 common shares.

In March 2014 the Company entered into a 10% Convertible Promissory Note for $50,000 payable 6 months from issuance date and a 12% Convertible Promissory Note for $50,000 payable 6 months from the issuance date. The notes are convertible into common stock 180 days after the date of issuance at a per share price equal to a 45% discount to the average of the three median closing prices of the Company’s common stock for the five trading days preceding the date of conversion.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

There have been no changes in our independent accountants, MaloneBailey, LLP, or disagreements with them on matters of accounting or financial disclosure.

ITEM 9A. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

As of December 31, 2013, we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Exchange Act Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our financial disclosure controls and procedures were not effective due to our limited internal resources and lack of ability to have multiple levels of transaction review.

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

Management has assessed our internal control system in relation to criteria for effective internal control over financial reporting described in “Internal Control-Integrated Framework” issued by the Committee of Sponsoring Organizations (“COSO”) of the Treadway Commission. Based upon these criteria, we believe that, as of December 31, 2013, our system of internal control over financial reporting was not effective due to material weaknesses that were identified. The material weaknesses are caused by our limited internal resources and limited personnel.  We presently have only three officers and one employee. The material weaknesses include no segregation of duties within the Company, there is no management oversight, no control documentation being produced, and no one to review control documentation if it was being produced.

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

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The executive officers and directors of the Company are as follows:

Name	Age	Position	Held Since
Robin T. Eves	62	CEO, President, Director	August 2010
Ignacio Ponce de Leon	62	COO, Director	April 2011
Edward Jennings	75	Chairman of the Board	September 2007
Scott Younger	72	Director	November 2013
Aiden Neary	42	CFO	November 2013

Former director Ivy Santoso resigned from the board of directors in April 2013. Former director Roland Perdamaian resigned from the board of directors in December 2013.

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

Dr. Scott Younger was appointed to the Board of Directors in November 2013.  Dr. Younger is a recognized leader in infrastructure development across Asia, having held a range of senior academic, consulting and business development roles in Hong Kong, Thailand and Indonesia over the past 35 years.  He has served as project manager and consultant in many World Bank and ADB funded road and water sector programs, with projects in 10 Asian countries. He was Team Leader for the UK and World Bank funded, award winning Master's Degree program in Highway and Transport Engineering at the Institute of Technology Bandung, 1986-93.  He currently serves as a Director of PT Nusantara Infrastructure Tbk, a public listed company, investing in infrastructure in Indonesia and for whom he chairs their joint venture (Louis Dreyfus Int’l) port operation in Lampung; and as Commissioner for the East Bali Poverty Project, a model in sustainable development. In 2003 he was awarded the OBE for services to civil engineering and British business interests in Indonesia. Dr. Younger is also President Commissioner of Glendale Partners, a leading infrastructure, natural resources, renewable energy and consulting firm based in Jakarta, Indonesia, and Chairman of the EuroCham Working Group on Infrastructure, and Senior Vice-Chairman of the International Business Chamber, with a particular remit to report on infrastructure. He is a current member of the Eurocham Board and  formerMember of the Board of the British Chamber of Commerce (1996-2004 and 2010-2012), and responsible for preparing annual reports for government infrastructure.He is also a director of Prime Pacific Coal and Prime Pacific Gold (Singapore). Dr. Younger holds degrees in Engineering from Glasgow, UC Berkeley and Hong Kong.

 We believe that Dr. Younger’s qualifications to serve on the Board of Directors include his over 35 years of professional experience working throughout Asia, including work as academic, consulting and business development as well as his engineering background.

All directors will hold office until the next annual meeting of stockholders (currently scheduled to be held in the second quarter of 2014) and until their successors have been duly elected and qualified. There are no agreements with respect to the election of directors. Vacancies on the Board of Directors during the year may be filled by the majority vote of the directors in office at the time of the vacancy without action by the stockholders.

Aiden Neary was appointed as Chief Financial Officer of the Company on November 26, 2013. Since October 2010, Mr. Neary has been exploring opportunities across the investment banking landscape and has also pursued private interests including charitable work.  From February 2010 to October 2010, he served as Managing Director and Chief of Staff for Global Equity at UBS in Stamford, Connecticut. From November 2006 to February 2010, Mr. Neary was Executive Director and Chief of Staff for Global Equity at UBS. From June 2003 to November 2006, he served as Executive Director and COO for the Global Commodity Business at UBS. Prior to that position, from February 2002 to June 2003, he was Director and Business Manager for Global Government Bond and Derivative business at UBS in London, and from August 2000 to February 2002, as Associate Director and Business Manager for Global Government Bond and Derivative Business at UBS in London. Prior to joining UBS, from January 2000 to July 2000, Mr. Neary was Manager and Head of Product Control for Fixed Income Derivatives at Schroders Investment Bank in London. From January 1995 to January 2000, he was Manager and Head of Product Control for Government Bonds and Derivatives at ING Barings.  Mr. Neary earned a degree in Accounting and Law from Kingston University in London (1990 – 1993), and is a Chartered Management Accountant since 1998.

Board Committees

At this filing date, we do not have an audit committee, compensation committee or nominating committee. Our full Board currently performs the duties and responsibilities of such committees. Due to the size of the Company and due to the small number of directors that we had for 2013, we believed it was appropriate for the full Board to handle the responsibilities of these committees.

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

Director Independence

Our Board is not subject to any independence requirements. However, our Board has reviewed the independence of its directors under the requirements set forth by the NASDAQ Stock Market. Messrs. Eves and Ponce de Leon are officers of the Company and therefore not deemed independent directors.  Dr. Jennings and Dr. Younger are deemed to be independent directors.

Meetings of our Board of Directors

Our Board of Directors held 4 meetings during the fiscal year ended December 31, 2013 (including meetings conducted by telephone conferencing).  No director attended less than 75% of all board meetings during the fiscal year ended December 31, 2013. All current Board members and all nominees for election to the Board of Directors are encouraged to attend our annual meetings of stockholders, either in person or by teleconference.

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

Directors’ Compensation

In fiscal 2013, we compensated our non-employee directors for meetings at a rate of $1,000 for meetings via conference call and $3,000 for in-person meetings. In addition, each non-employee director is entitled to an annual fee of $5,000, prorated by the number of monthly meetings attended in that year. In 2013, all meetings were via telephone conference. Directors were also reimbursed for expenses incurred in connection with their board service.   The Board plans one regularly scheduled meeting each fiscal quarter and may schedule additional meetings as necessary. For fiscal 2014, Dr. Younger will receive annual compensation as a director of $25,000. In addition, Dr. Younger received 1,000,000 common shares upon his appointment as a director.

All of our present non-employee directors, have other employment or sources of income and will routinely devote only such time to the Company necessary to maintain its viability. It is estimated that each non-employee director will devote at least 2 days per month to the Company’s corporate activities.

 Stock Ownership Requirements

The Board of Directors has encouraged its members to acquire and maintain stock in the Company to link the interests of such persons to the stockholders. However, the Board of Directors has not established stock ownership guidelines for members of the Board of Directors or the executive officers.

ITEM 11. EXECUTIVE COMPENSATION

Compensation Discussion and Analysis

At this time, we do not have a compensation committee or a fully developed compensation policy. We have only three executive officers, our CEO and president, our Chief Operations Officer, and our Chief Financial Officer. Their employment agreements were negotiated by the board of directors with the terms based on the board’s assessment of their qualifications and requirements.

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

Employment Agreements

We signed three year employment agreements effective July 1, 2012, with Robin Eves, as Chief Executive Officer and President, and Ignacio Ponce de Leon as Chief Operating Officer.  Mr. Eves will receive an annual salary of $395,000. Mr. Ponce de Leon will receive an annual salary of $370,000. Each officer was granted a signing bonus of 8,000,000 million shares of the Company’s restricted common stock upon execution of the agreements. In addition, each officer was granted options to purchase 8,000,000 shares of the Company’s common stock at an exercise price of $0.20 per share, vesting on June 30, 2013 and exercisable until June 30, 2018, plus options to purchase 8,000,000 shares of the Company’s common stock at an exercise price of $0.35 per share, vesting on June 30, 2014 and exercisable until June 30, 2019. On November 26, 2013, we entered into a two year employment agreement with Mr. Neary. Mr. Neary will be compensated for his service with an annual salary of $250,000. Mr. Neary was also granted 5,000,000 common shares vesting on appointment, plus an additional 5,000,000 shares vesting on December 1, 2014 subject to continued employment on the vesting date, such shares contingent on the completion of a planned reverse split of the Company’s common stock as approved by our shareholders in May 2013. Mr. Neary’s employment agreement is being filed as an exhibit to this report.

The above employment agreements include provisions for participation in employee benefit programs if the Company adopts such programs during the term of the agreements. The agreements also include certain anti-takeover provisions that would require payment of annual salary as well as immediate vesting of all equity compensation if an entity acquiring the Company did not offer comparable positions to each officer.

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

SUMMARY COMPENSATION TABLE

Officers Name & Principal Position	Year	Salary ($)	Bonus ($)	Stock ($)	Option Awards ($)	All Other Compensation ($)	Total ($)
Robin Eves, Pres and CEO (1)	2013	395,000	200,000	264,747	-	-	859,747
	2012	368,792	50,000	911,402	1,202,172	-	2,532,366

Ignacio Ponce de Leon, COO from 4/11(2)	2013	350,000	200,000	245,000	-	-	795,000
	2012	304,580	50,000	898,000	748,239	-	2,000,819

Aiden Neary, CFO from 11/13(3)	2013	24,258	50,000	333,000			407,258
	2012	-	-	-	-	-	-

(1) 2012 stock valuation includes the grant of an aggregate of 16,993,000 common shares valued on their grant date using the closing price of common stock totaling $911,402.  2012 option valuation includes the grant of 1) an aggregate of 16,000,000 common stock options valued on their grant date using Black-Scholes to be $748,239 of which 8,000,000 are exercisable at $0.20 per share, vest on June 30, 2013 and expire on June 30, 2018 and 8,000,000 which are exercisable at $0.35 per share, vest on June 30, 2014 and expire on June 30, 2019 and 2) 10,000,000 common stock options valued on their grant date using Black-Scholes to be $453,933 and which are exercisable at $0.03 per share, vest on August 1, 2012 and expire on August 1, 2018. On July 8, 2013, Robin Eves was issued 1,000,000 common shares in lieu of interest on loans made to the company. The value for these shares was $19,747. As a bonus for forbearance on payment of monthly fees, Mr. Eves was approved to receive 2,000,000 common shares on October 7, 2013. These shares had a value of $80,000 based upon $.04 on the day that the shares were approved. Mr. Eves also received an approval for bonus shares for the year 2013 on December 4, 2013. The amount of shares approved was 5,000,000 shares with a value of $165,000 based upon $0.033 per share on the date of the approval.

(2) 2012 stock valuation includes the grant of an aggregate of 17,000,000 common shares valued on their grant date using the closing price of common stock totaling $898,000. 2012 option valuation includes the grant of an aggregate of 16,000,000 common stock options valued on their grant date using Black-Scholes to be $748,239 of which 8,000,000 are exercisable at $0.20 per share, vest on June 30, 2013 and expire on June 30, 2018 and 8,000,000 which are exercisable at $0.35 per share, vest on June 30, 2014 and expire on June 30, 2019. On October 7, 2013 Mr. Ignacio Ponce De Leon was approved to receive 2,000,000 common shares which were given for forbearance on payment of monthly fees. These shares had a value of $80,000 based upon $.04 on the day that the shares were approved. On December 4, 2013, Mr. Ponce De Leon was also approved to receive 5,000,000 shares of stock as a bonus for 2013. These shares had a value of $165,000 based upon $0.033 per share on the date of the approval.

(3) On November 26, 2013 Aiden Neary signed a two year Executive Employment Agreement which called for 5,000,000 shares to be issued at the time of signing his agreement and 5,000,000 that vest 1 year after the date of grant. These shares were approved to be issued and the issuance was deferred until after the Company completes its planned common stock reverse.  The fair value of this award was determined to be $300,000 based upon $0.03 on the date of grant. Mr. Neary was approved to receive 1,000,000 shares of stock as a bonus for 2013 on December 4, 2013. These shares had a value of $33,000 based upon $0.033 per shares on the date of the approval.

OUTSTANDING EQUITY AWARDS AT FISCAL YEAR-END

           The following table shows grants of stock options and grants of unvested stock awards outstanding on the last day of the fiscal year ended December 31, 2013, to each of the executive officers named in the Summary Compensation Table.

	Option Awards				Stock Awards
Name	Number of Securities Underlying Unexercised Options Exercisable (#)	Number of Securities Underlying Unexercised Options Unexercisable (#)	Option Exercise Price ($)	Option Expiration Date	Number of Shares or Units of Stock That Have Not Vested (#)	Market Value of Shares or Units of Stock That Have Not Vested ($)
Robin Eves	10,000,000		03	8/1/2018
		8,000,000	.20	6/30/2018

Ignacio Ponce de Leon		8,000,000	.20	6/30/2018

The following table sets forth, for the current year, the dollar value of all cash and non-cash compensation for the Company’s directors.

DIRECTOR COMPENSATION

Name	Year	Fees Earned or Paid in Cash ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Non Qualified Deferred Compensation Earnings	All Other Compensation ($)	Total ($)
Robin Eves	2013	-	-	-	-	-	-	-
Ignacio Ponce de Leon	2013	-	-	-	-	-	-	-
Ed Jennings	2013		-	-	-	-	-
David Younger(1)	2013		-	-	-	-	-
Ivy Santoso(2)	2013	-	-	-	-	-	-	-
Roland Perdamaian(2)	2013	3,000	-	-	-	-	-	3,000

(1) Mr. Younger’s term began November 26, 2013.
(2) Ms. Santoso resigned in April 2013
(3) Mr. Perdamaian resigned in December 2013.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth information, as of March 21, 2014, with respect to each person known by the Company to own beneficially more than 5% of the 928,329,899 shares of our issued and outstanding common stock, as well as the beneficial ownership of each director and officer and all directors and officers as a group. We are not aware of any present arrangements that could result in a change of control of the Company.  Except as otherwise indicated, each of the stockholders listed below has sole voting and investment power over the shares beneficially owned. Except as otherwise indicated, addresses are c/o Clean Coal Technologies, Inc., 295 Madison Avenue (12th Floor) New York, NY 10017.

Name and Address of Beneficial Owner	Amount and Nature of Beneficial Ownership	Percent of Class
APGL Investments 5th Floor, Tower 2, TVHBelicia Towers No. 94, MRC Nagar Chennai 600 028 India	48,528,082	5.28327763%

Chateau Asset Management Regatta Office Park 1st Floor PO Box 10338 Grand Cayman KY-10038	56,000,000	6.03%

Officers and Directors	Amount and Nature of Beneficial Ownership (1)	Percent of Class

Robin Eves, President, CEO, Director	47,832,776	5.1%
Ignacio Ponce de Leon, COO, Director	41,000,000	4.4%
Aiden Neary, CFO (2)	6,000,000	.6%
Edward Jennings, Director	2,897,727	.03%
Scott Younger, Director (2)	1,500,000	0%
All directors and officers as a group (5 persons)		10.13%

(1) The Company has no documentation that would indicate that any of the shares listed above are pledged as security. Mr. Eves’ beneficial ownership number includes options for the purchase of 10,000,000 shares of common stock at $0.03 per share. Mr. Ponce de Leon’s beneficial ownership includes options for the purchase of 8,000,000 shares of common stock at $0.20 per share, exercisable until 6/30/2018. Otherwise, none of the above has the right to acquire any additional shares within 60 days through the exercise of options, warrants, rights, conversion privileges or otherwise.

(2) Mr. Neary’s and Mr. Younger’s shares are committed but not yet issued.

Equity Compensation Plan Information (as of December 31, 2013)

Plan category	Number of Securities to be Issued upon Exercise of Outstanding Options, Warrants and Rights	Weighted-Average Exercise Price of Outstanding Options, Warrants and Rights	Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans (Excluding Securities Reflected in Column (a))
	(a)	(b)	(c)
Equity compensation plans approved by security holders		$
Equity compensation plans not approved by security holders	33,000,000	$0.15	-
Total	33,000,000	$0.15	-

The 2012 Stock Option Plan (“Plan”) was approved by the Company’s Board of Directors on June 26, 2012. There were a total of 65,000,000 shares originally reserved for issuance under the Plan. In August 2013, the Board of Directors reduced the shares reserved under the Plan by 16,000,000 shares. In October 2013, Robin Eves and Ignacio Ponce de Leon each returned 8,000,000 unvested options to the Company for cancellation. In January 2014, Robin Eves returned an additional 8,000,000 vested options to the Company for cancellation. The Board of Directors accepted the cancellations and removed the balance of the shares from the Plan. All remaining options have been granted. Options under the Plan may be granted to directors, officers, employees or consultants of the Company, at the discretion of the Board of Directors, in the amounts, and with such rights and restrictions as may be determined by the Board or a duly authorized committee at the time of grant.

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

We signed three year employment agreements effective July 1, 2012, with Robin Eves, as Chief Executive Officer and President, and Ignacio Ponce de Leon as Chief Operating Officer.  Mr. Eves will receive an annual salary of $395,000. Mr. Ponce de Leon will receive an annual salary of $370,000. Each officer was granted a signing bonus of 8,000,000 million shares of the Company’s restricted common stock upon execution of the agreements. In addition, each officer was granted options to purchase 8,000,000 shares of the Company’s common stock at an exercise price of $0.20 per share, vesting on June 30, 2013 and exercisable until June 30, 2018, plus options to purchase 8,000,000 shares of the Company’s common stock at an exercise price of $0.35 per share, vesting on June 30, 2014 and exercisable until June 30, 2019. In October 2013, Mr. Eves and Mr. Ponce de Leon each returned 8,000,000 unvested options to the Company for cancellation.

On November 26, 2013, we entered into a two year employment Mr. Neary. Mr. Neary will be compensated for his service with an annual salary of $250,000. Mr. Neary was also granted 5,000,000 common shares vesting on appointment, plus an additional 5,000,000 shares vesting on December 1, 2014 subject to continued employment on the vesting date, such shares contingent on the completion of a planned reverse split of the Company’s common stock as approved by our shareholders in May 2013.

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

Debt from related parties

During the year ended December 31, 2012, Clean Coal made aggregate cash payments of $522,732 on its related party debt and convertible debt. There was no outstanding balance on related party debt and convertible debt at December 31, 2012.

At December 31, 2013, debt owed to related parties, net of unamortized discounts, totaled $20,198 as follows:

- On September 30, 2013, Clean Coal borrowed $40,000 from its CEO, Robin Eves, on an unsecured, one year note maturing September 30, 2014. In connection with the note, Mr. Eves was issued 1,000,000 common shares with a relative fair value of $19,747 recorded as a discount on the note of which $19,640 was amortized during the year ended December 31, 2013. A total of $30,326 was paid on the note during the period ended December 31, 2013, leaving a balance of $9,574.

- On December 31, 2013, Clean Coal borrowed $10,731 from its COO, Ignacio Ponce de Leon, on an unsecured note bearing no interest for 12 months and 10% thereafter. The note is due on demand.

Accounts payable from related parties

At both December 31, 2013 and 2012, unpaid services provided by a related party totaled $262,652. The payables are owed to a former officer and director and are unsecured and due on demand.

Accruals for salary and bonuses to officers and directors are included in accrued liabilities in the balance sheet and totaled $1,552,142 and $667,273 as of December 31, 2013 and 2012, respectively.

Director Independence

Our Board is not subject to any independence requirements. However, our Board has reviewed the independence of its directors under the requirements set forth by the NASDAQ Stock Market. Messrs. Eves and Ponce de Leon are officers of the Company and therefore not deemed independent directors.  Dr. Jennings and Dr. Younger are deemed to be independent directors.

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES

Fees billed to the Company by MaloneBailey, LLP

	2013	2012
(1) Audit Fees	$60,000	$65,000
(2) Tax Fees	$-	$-
(3) Other Fees	$-	$-

All audit and non-audit services and fees are approved by the Board of Directors.

PART IV

ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a) Documents filed with this report.

1. Financial Statements:

See Index to Financial Statements on page 18.

2. Financial Statement Schedules:

Financial statement schedules are omitted because they are not required or are not applicable or the required information is shown in the financial statements or notes thereto.

3. Exhibits:

The exhibits to this report are listed on the Exhibit Index below.

(b) Description of exhibits

3.1(1)	Articles of Incorporation
3.2(2)	Amended and Restated Bylaws
4.1(3)	Specimen stock certificate
10.1	Neary Employment Agreement
14(4)	Code of Business Conduct and Ethics
31.1	Certification of Chief Executive Officer in accordance with 18 U.S.C. Section 1350
31.2	Certification of Chief Financial Officer in accordance with 18 U.S.C. Section 1350
32.1	Certification of Chief Executive Officer in accordance with 18 U.S.C. Section 1350
32.2	Certification of Chief Financial Officer in accordance with 18 U.S.C. Section 1350
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

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

/s/Robin Eves
Dated: March 31, 2014	Robin Eves CEO, President, Principal Executive Officer

Dated: March 31, 2014	/s/Aiden Neary
Aiden Neary CFO, Principal Financial Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities indicated on the 31st day of March 2014.

/s/Robin Eves	/s/Ignacio Ponce de Leon
Robin Eves, CEO, President and Director	Ignacio Ponce de Leon, COO and Director

/s/Edward Jennings	/s/David Younger
Edward Jennings, Director	David Younger, Director