Form 10-Q
period 2014-03-31
Clean Coal Technologies Inc.
filed 2014-05-20
CIK 1445109

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

FORM 10-Q

(Mark One)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: March 31, 2014

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

(646) 727-4847
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

Large accelerated filer  ☐         Accelerated filer  ☐         Non-accelerated filer  ☐         Smaller reporting company  ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).   Yes  ☐    No  ☒

The number of shares outstanding of Registrant’s Common Stock as of May 19, 2014:  26,251,905

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

Clean Coal Technologies, Inc.
Balance Sheets
(Unaudited)

	March 31,	December 31,
	2014	2013
ASSETS
Current Assets
Cash	$33,113	$35,642
Total Current Assets	33,113	35,642

Construction in progress	3,212,944	3,200,473
Total Assets	$3,246,057	$3,236,115

LIABILITIES AND STOCKHOLDERS' DEFICIT
Current Liabilities
Accounts payable	$935,897	$791,939
Accounts payable to related parties	262,652	262,652
Accrued liabilities	2,605,563	2,275,718
Debt, net of unamortized discounts of $0 and $28,298	239,715	404,890
Convertible debt, net of unamortized discounts of $442,627 and $374,091	1,270,989	1,084,382
Debt owed to related parties, net of unamortized discounts of $0 and $107	49,322	20,198
Derivative liabilities	537,767	355,281
Total Current Liabilities	5,901,905	5,195,060

Stockholders’ Deficit:
Common stock, $0.00001 par value; 45,000,000 shares authorized, 26,251,905 and 25,922,202 shares issued and outstanding, respectively	263	259
Additional paid-in capital	214,182,911	213,288,017
Accumulated deficit	(216,839,022)	(215,247,221)
Total Stockholders' Deficit	(2,655,848)	(1,958,945)
Total Liabilities and Stockholders' Deficit	$3,246,057	$3,236,115

The accompanying notes are an integral part of these unaudited financial statements.

Clean Coal Technologies, Inc.
Statements of Operations
(Unaudited)

	Three Months Ended
	March 31,
	2014	2013

Operating Expenses:
General and administrative	$329,638	$388,836
Consulting services	992,381	856,366

Loss from Operations	(1,322,019)	(1,245,202)

Other Income (Expenses):
Interest expense	(293,908)	(30,125)
Gain on change in fair value of derivative liabilities	24,126	-
Total Other Income (Expenses)	(269,782)	(30,125)

Net Loss	$(1,591,801)	$(1,275,327)

Net loss per share - basic and diluted	$(0.06)	$(0.05)

Weighted average shares outstanding - basic and diluted	26,043,478	24,412,583

The accompanying notes are an integral part of these unaudited financial statements.

Clean Coal Technologies, Inc.
Statement of Stockholders' Deficit
Three Months Ended March 31, 2014
(Unaudited)

			Additional
	Common Stock		Paid-In	Accumulated	Stockholders'
	Shares	Amount	Capital	Deficit	Deficit

Balances at December 31, 2013	25,922,202	$259	$213,288,017	$(215,247,221)	$(1,958,945)

Common stock issued for services	40,000	1	28,449	-	28,450

Common stock issued for conversion of debt	268,274	3	103,355	-	103,358

Common stock issued with debt	21,429	-	8,319	-	8,319

Amortization of stock-based compensation	-	-	643,499	-	643,499

Options expense	-	-	9,640	-	9,640

Resolution of derivative liabilities	-	-	101,632	-	101,632

Net loss	-	-	-	(1,591,801)	(1,591,801)

Balances at March 31, 2014	26,251,905	$263	$214,182,911	$(216,839,022)	$(2,655,848)

The accompanying notes are an integral part of these unaudited financial statements.

Clean Coal Technologies, Inc.
Statements of Cash Flows
(Unaudited)

	Three Months Ended
	March 31,
	2014	2013
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(1,591,801)	$(1,275,327)
Adjustment to reconcile net loss to net cash used in operating activities:
Depreciation expense	-	51
Amortization of debt discounts	278,933	-
Shares issued for services	671,949	160,299
Option expense	9,640	323,496
Gain on change in fair value of derivative liabilities	(24,126)	-
Changes in operating assets and liabilities:
Prepaid expenses and other current assets	-	46,111
Accounts payable	143,958	43,463
Accounts payable - related party	-	(4,500)
Accrued expenses	329,845	(24,591)
Net Cash Used in Operating Activities	(181,602)	(730,998)

CASH FLOWS FROM INVESTING ACTIVITIES:
Cash paid for construction in progress	(12,471)	(2,000,000)
Net Cash Used in Investing Activities	(12,471)	(2,000,000)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from the sale of common stock		400,000
Borrowings on debt	15,527	-
Borrowings on convertible debt	167,000	-
Borrowings on related party debt	29,017	-
Payments on debt	(20,000)	-
Net Cash Provided by Financing Activities	191,544	400,000

NET CHANGE IN CASH AND CASH EQUIVALENTS	(2,529)	(2,330,998)
CASH AND CASH EQUIVALENTS - beginning of period	35,642	2,575,087
CASH AND CASH EQUIVALENTS - end of period	$33,113	$244,089

SUPPLEMENTAL DISCLOSURES:
Cash paid for interest	$1,089	$-
Cash paid for income taxes	-	-

NON-CASH INVESTING AND FINANCING ACTIVITIES:
Common stock issued with debt	$8,319	$-
Common stock issued for conversion of debt	103,358	-
Resolution of derivative liabilities	101,632	-
Debt discounts due to derivative liabilities	308,244	-

The accompanying notes are an integral part of these unaudited financial statements.

Clean Coal Technologies, Inc.
Notes to Financial Statements
(Unaudited)

NOTE 1: BASIS OF PRESENTATION

The accompanying unaudited interim financial statements of Clean Coal Technologies, Inc. (“Clean Coal”) have been prepared in accordance with accounting principles generally accepted in the United States of America and the rules of the Securities and Exchange Commission, and should be read in conjunction with the audited financial statements and notes thereto contained in Clean Coal’s Annual Report on Form 10-K filed with the SEC. In the opinion of management, the accompanying unaudited interim financial statements reflect all adjustments, consisting of normal recurring adjustments, necessary to present fairly the financial position and the results of operations for the interim period presented herein. The results of operations for interim periods are not necessarily indicative of the results to be expected for the full year or for any future period. Notes to the financial statements which would substantially duplicate the disclosure contained in the audited financial statements for fiscal 2013 as reported in the Form 10K have been omitted.

NOTE 2: GOING CONCERN

The accompanying financial statements have been prepared on a going concern basis of accounting which contemplates continuity of operations, realization of assets, liabilities, and commitments in the normal course of business. The accompanying financial statements do not reflect any adjustments that might result if the Clean Coal is unable to continue as a going concern. Clean Coal has an accumulated deficit and a working capital deficit as of March 31, 2014 with no significant revenues anticipated for the near term. Management believes Clean Coal will need to raise capital in order to operate over the next 12 months. As shown in the accompanying financial statements, Clean Coal has also incurred significant losses since inception. Clean Coal’s continuation as a going concern is dependent upon its ability to generate sufficient cash flow to meet its obligations on a timely basis and ultimately to attain profitability. Clean Coal has limited capital with which to pursue its business plan. There can be no assurance that Clean Coal’s future operations will be significant and profitable, or that Clean Coal will have sufficient resources to meet its objectives. These conditions may raise doubt as to Clean Coal’s ability to continue as a going concern. Management may pursue either debt or equity financing or a combination of both, in order to raise sufficient capital to meet Clean Coal’s financial requirements over the next twelve months and to fund its business plan. There is no assurance that management will be successful in raising additional funds.

NOTE 3: CONSTRUCTION IN PROGRESS

Construction in progress of $3,212,944 as of March 31, 2014 consists of costs incurred related to the construction of a 2-ton/hour test plant in Oklahoma. The total cost of the project, including testing to take place at a designated site in Oklahoma, is estimated at $4,600,000. Commissioning of the test plant is expected during the fourth quarter of 2014. The Company awaits the final round of funding in order to complete the test plant

NOTE 4: RELATED PARTY TRANSACTIONS

At March 31, 2014 and December 31, 2013, unpaid services provided by a former Officer and Director of the Company totaled $262,652. The payables are unsecured, bear no interest and are due on demand.

During the three months ended March 31, 2014, the company borrowed an aggregate of $29,017 from Officers and Directors and issued 21,429 common shares in connection with the borrowings. The relative fair value of the shares was determined to be $8,319 and was recorded as a discount to the associated note and was fully amortized to interest expense during the three months ended March 31, 2014. As of March 31, 2014 and December 31, 2013, the aggregate outstanding balance of note payable to Officers and Directors was $49,322 and $20,198, respectively, net of unamortized discounts of $0 and $107, respectively. The notes are unsecured, bear interest between 0% and 10% per annum and are due between on demand and September 30, 2014. Aggregate amortization of debt discounts on related party debt for the three months ended March 31, 2014 was $8,426.

NOTE 5: DEBT

Convertible Debt

As of December 31, 2013, the Company had outstanding convertible notes payable of $1,084,382, net of unamortized discounts of $374,091. During the three months ended March 31, 2014, the Company borrowed an aggregate of $167,000, net of original issue discounts of $2,500, under convertible notes payable and issued an aggregate of 268,274 common shares for the conversion of $103,358 of convertible debt. As of March 31, 2014, the Company had outstanding convertible notes payable of $1,270,989, net of unamortized discounts of $442,627. The outstanding convertible notes of the Company are unsecured, bear interest between 8% and 12% per annum, mature between April 2014 and March 2015 and are convertible at fixed rates between $0.735 and $1.05 per share or at variable rates between 60% and 75% of the quoted market price of the Company’s common stock. All notes that were convertible during the three months ended March 31, 2014 were accounted for as derivative liabilities (see Note 6). Aggregate amortization of the debt discounts on convertible debt for the three months ended March 31, 2014 was $242,209.

Nonconvertible Debt

As of December 31, 2013, the Company had outstanding notes payable to third parties of $404,890, net of unamortized discounts of $28,298. During the three months ended March 31, 2014, the Company borrowed an aggregate of $15,527 under notes payable to third parties and made aggregate cash payments of $20,000 on third party notes payable. As of March 31, 2014, the Company had outstanding notes payable to third parties of $239,715, net of unamortized discounts of $0. The notes payable of the Company are unsecured, bear no interest and are due on demand. Aggregate amortization of the debt discounts on third party notes payable for the three months ended March 31, 2014 was $28,298.

NOTE 6: DERIVATIVE LIABILITIES

During 2013, notes issued by the Company became convertible and qualified as derivative liabilities under ASC 815. As a result of the convertible notes outstanding, an aggregate of 142,856 previously issued nonemployee common stock options and 310,863 previously issued common stock warrants became tainted under ASC 815 and were reclassed from equity to derivative liabilities.

As of December 31, 2013, the aggregate fair value of the outstanding derivative liabilities was $355,281. During the three months ended March 31, 2014, additional convertible notes with an aggregate principal amount of $695,000 became convertible. The fair value of these conversion options associated with these notes was determined to be $410,399 of which $308,244 was recorded as a discount to the notes and $102,155 was expensed as a loss on derivative liabilities. Also during the three months ended March 31, 2014, convertible notes with an aggregate principal amount of $103,358 were converted into 268,274 common shares. The fair value of the derivative liabilities associated with these converted notes was determined to be $101,632 on the dates of conversion. This amount was reclassified from derivative liabilities to stockholder’s deficit as resolution of derivative liabilities. As of March 31, 2014, the aggregate fair value of the outstanding derivative liabilities was $537,767. For the three months ended March 31, 2014, the net gain on the change in fair value of derivative liabilities was $24,126.

The Company estimated the fair value of the derivative liabilities using the Black-Scholes option pricing model and the following key assumptions during 2014 and 2013:

	2014	2013
Expected dividends	-%	-%
Expected term (years)	0.10 – 4.67	0.17 – 5.01
Volatility	77% - 154%	105% - 155%
Risk-free rate	0.07% - 1.82%	0.09% - 1.34%

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

The following table sets forth by level with the fair value hierarchy the Company’s assets and liabilities measured at fair value as of March 31, 2014 and December 31, 2013:

	Level 1	Level 2	Level 3	Total
March 31, 2014:
Derivative liabilities	$-	$-	$537,767	$537,767

December 31, 2013:
Derivative liabilities	$-	$-	$355,281	$355,281

The below table presents the change in the fair value of the derivative liabilities during the three months ended March 31, 2014:

Fair value as of December 31, 2013	$355,281
Fair value on the dates of issuance recorded as debt discounts	308,244
Fair value on the dates of issuance recognized as loss on derivatives	102,155
Resolution of derivative liabilities	(101,632)
Change in fair value of derivatives	(126,281)
Fair value as of March 31, 2014	$537,767

NOTE 7: COMMITMENTS

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

NOTE 8: EQUITY TRANSACTIONS

Common Stock

During the three months ended March 31, 2014, the Company issued an aggregate of 40,000 common shares for services valued at $28,450, 21,429 common shares with related party debt with a relative fair value of $8,319 and 268,274 common shares for the conversion of convertible debt of $103,358.

On November 26, 2013 the Company entered into a two year executive employment agreement with Aiden Neary under which Mr. Neary was granted an aggregate of 285,714 common shares. 142,857 of the shares vest on the date of grant and 142,857 of the shares vest on November 26, 2014. The issuance of the shares is contingent upon the Company completing a reverse split of the common stock of the Company which was effected in April 2014. The fair value of the award was determined to be $300,000 and is it being recognized over the vesting period. During the three months ended March 31, 2014, the Company recognized $36,986 under this award as amortization of stock compensation. $98,630 will be recognized over the remaining vesting period through November 26, 2014.

During the three months ended March 31, 2014, the Company granted an aggregate of 800,000 common shares to various employees and directors. The awards vest immediately, but the issuance of the shares is contingent upon the Company completing a reverse split of the common stock of the Company which was effected in April 2014. The aggregate fair value of these awards was determined to be $606,513 and it was recognized as amortization of stock compensation during the three months ended March 31, 2014.

Options

Total stock option expense was $9,640 for the three months ended March 31, 2014. As of March 31, 2014, there was an aggregate of $9,854 that will be expensed over the remaining vesting period of the outstanding options through July 1, 2014.

A summary of stock option activity for the three months ended March 31, 2014 is as follows:

		Weighted
		Average
	Options	Exercise Price
Outstanding - December 31, 2013	942,857	$5.24
Granted	-	-
Forfeited/canceled	(228,571)	7.00
Exercised	-	-
Outstanding – March 31, 2014	714,286	$4.68

Exercisable – March 31, 2014	657,143	$4.02

The range of exercise prices and the weighted average remaining life of the outstanding options as of March 31, 2014 was $1.05 to $12.25 per share and 5.24 years, respectively. The intrinsic value of the exercisable options as of March 31, 2014 was $0.

Warrants

The following table presents the stock warrant activity during the three months ended March 31, 2014:

		Weighted
		Average
	Warrants	Exercise Price
Outstanding - December 31, 2013	349,434	$1.75
Granted	-	-
Forfeited/canceled	-	-
Exercised	-	-
Outstanding – March 31, 2014	349,434	$1.75

Exercisable – March 31, 2014	310,863	$1.75

The exercise prices and the weighted average remaining life of the outstanding warrants as of March 31, 2014 was $1.75 and 4.51 years, respectively. The intrinsic value of the exercisable warrants as of March 31, 2014 was $0.

NOTE 9: SUBSEQUENT EVENTS

In April 2014, the Company effected a 35 to 1 reverse stock split. The Company also amended its authorized common shares on the same day to be 45,000,000 common shares. All share and per share amounts herein have been retroactively restated to reflect the split.

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

The original process, called Pristine, is designed to remove moisture and volatile matter, rendering a high-efficiency, cleaner thermal coal.  The process has been tested successfully on bituminous and subbituminous coals, and lignite from various parts of the United States and from numerous countries around the world.

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

Pristine-M. Construction of pilot plant in Oklahoma underway with completion and testing currently anticipated in the fourth quarter of fiscal 2014, subject to receipt of adequate funding. We have paid $3,212,944 towards the plant and preparation work for the testing and estimated completion will require an additional $1,400,000. An additional estimated $500,000 is required to transport the test plant to AES and complete independent testing.

Pristine-SA process. Pristine SA process analysis is at a very early stage. Further research and development is expected post completion of the pilot plant.

Business Outlook

•	Jindal Steel & Power expected to contract first commercial plant in the fourth quarter 2014 if pilot plant testing is positive. Jindal plans to inspect prototype plant once testing is complete.

•	Several multinational corporations have undertaken due diligence on our processes and have scheduled or are scheduling site visits to the pilot plant in Oklahoma.

•	Numerous discussions continuing with various domestic and international coal producers, mine operators and power plant operators about our technology and its potential application.

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

Results of Operations

The following information should be read in conjunction with the financial statements and notes appearing elsewhere in this Report. We have generated limited revenues from inception to date. We are also in preliminary discussions with companies, business groups, consortiums in the USA and Asia to license our technology, which, if successful, could realize limited short-term revenue opportunities from the signing of technology licensing agreements. Royalty revenue is not estimated until approximately 16 -18 months after the successful testing of the plant, currently anticipated in the fourth quarter of fiscal 2014, and an EPC contract has been signed to build a commercial scale facility.

For the Three Months Ended March 31, 2014 and March 31, 2013

Revenues

We have generated no revenues for the three months ended March 31, 2014 and 2013. In the third quarter of fiscal 2012, we received an initial license fee of $375,000 from Jindal paid pursuant to the signing of our pilot plant construction contract. The balance of $375,000 will be due upon the successful testing of the pilot plant, anticipated in the fourth quarter of fiscal 2014. We do not anticipate additional license revenues until the pilot plant has been successfully tested, and do not expect to receive any royalty fees for approximately 16 to 18 months after an EPC contract has been signed to build a commercial scale facility.

Operating Expenses

Our operating expenses for the three months ended March 31, 2014 totaled $1,322,019 compared to $1,245,202 for the three month period in 2013. The primary component of the operating expenses in both periods was for shares issued for services, officers’ salaries and consulting fees.

We recorded stock-based compensation consisting of options expense and common stock issued for services of $681,589 for the three months ended March 31, 2014, compared to $483,795 for the three months ended March 31, 2013.

Employees

As of March 31, 2014, we had three full-time executives, and one full-time administrative employee. President and CEO Robin Eves, Chief Operations Officer, Ignacio Ponce de Leon and Chief Financial Officer, Aiden Neary have written employment agreements. Our administrative employee is at-will. Messrs. Eves and Ponce de Leon received no compensation for their participation on the Board of Directors. We have an oral consulting agreement with C.J. Douglas, a shareholder who provides services that support our administrative and accounting functions on a month-to-month basis, at $20,000 per month.

Net Income/Loss

For the three months ended March 31, 2014, we experienced net losses of $1,591,801 compared to $1,275,327 for the three months ended March 31, 2013.

We anticipate losses from operations will increase during the next nine months due to costs associated with the test plant completion and testing, as well as anticipated increased payroll expenses as we add necessary staff and increases in legal and accounting expenses associated with maintaining a reporting company. We expect that we will continue to have net losses from operations for several years until revenues from operating facilities become sufficient to offset operating expenses, unless we are successful in the sale of licenses for our technology once the pilot plant testing is complete.

Liquidity and Capital Resources

We have generated minimal revenues since inception. We have obtained cash for operating expenses through advances and/or loans from affiliates and stockholders, the sale of common stock, the issuance of loans and convertible debentures and the receipt of $375,000 in license fees from Jindal as described above.

Net Cash Used in Operating Activities. Our primary source of operating cash during the three months ended March 31, 2014, was borrowings on related party debt, third party debt and convertible debt. Our primary uses of funds in operations were the payment of professional and consulting fees and general operating expenses.

Net cash used in operating activities, was $181,602 for the three months ended March 31, 2014 compared to net cash used of $730,998 for the same period in 2013. Non-cash items for three months ended March 31, 2014 totaled $936,396 and consisted of amortization of debt discounts, stock-based compensation and a gain on the change in the fair value of derivative liabilities.

Net Cash Used In Investing Activities. Net cash used in investing activities for the three months ended March 31, 2014 consisted of $12,471 paid for the construction of the testing plant. This compares to $2,000,000 paid for the construction of the testing plant during the three months ended March 31, 2013.

Net Cash Provided by Financing Activities. Net cash provided by financing activities during the three months ended March 31, 2014 totaled $191,544 consisting of borrowings on debt of $15,527, borrowings on convertible debt $167,000 and borrowings on related party debt $29,017 offset by payments on debt of $20,000. This compares to $400,000 received from the sale of common stock during the three months ended March 31, 2013.

Cash Position and Outstanding Indebtedness

Our total indebtedness at March 31, 2014 was $5,901,905, which consists entirely of current liabilities. Current liabilities consist primarily of accounts payable, accounts payable to related parties, accrued liabilities, short-term debt, convertible debt, related party debt and derivative liabilities. At March 31, 2014, we had current assets of $33,113 in cash. Our working capital deficit at March 31, 2014 was $5,868,792. We had construction in progress of $3,212,944 as of March 31, 2014.

Contractual Obligations and Commitments

The following table summarizes our contractual cash obligations and other commercial commitments at March 31, 2014.

	Payments due by period
	Total	Less than 1 year	1 to 3 years	3 to 5 years	After 5 years
Facility lease (1)	$3,090	$3,090	$-	$-	$-
Total contractual cash obligations	$3,090	$3,090	$-	$-	$-

(1)	Our New York office lease commencing February 1, 2014, is on a month to month basis, at a monthly rate of $3,090 per month.

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

Construction of the test plant in Oklahoma is underway with completion and testing anticipated to be completed in the fourth quarter of fiscal 2014. We have paid $3,212,944 towards the plant and initial setup for the testing facility and estimate completion will require an additional $1,400,000. An additional estimated $500,000 is required to transport the test plant to AES and complete independent testing. We are currently awaiting the final funding to complete the test plant

Based on our current operational costs and including the capital requirements for our project deployments, we estimate we will need a total of approximately $5,000,000 to fund the Company for the balance of fiscal year 2014 and an additional $5,000,000 to continue for the following fiscal year (2015) or until an initial commercial plant is up and running. Assuming we succeed in testing our plant, we believe we will have sufficient funding to meet both the additional costs of the test plant construction and funding for our operations through fiscal 2014, although we need some interim funding until the test plant is operational. We are also actively pursuing technology license and royalty agreements in order to begin construction of other facilities without incurring the capital costs associated with the construction of future plants.

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

ITEM 4. CONTROLS AND PROCEDURES

As of March 31, 2014, we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Exchange Act Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended. Based on this evaluation, management concluded that our financial disclosure controls and procedures were not effective due to our limited internal resources and lack of ability to have multiple levels of transaction review. There is a lack of appropriate segregation of duties within the Company, there is no management oversight, no control documentation being produced, and no one to review control documentation if it was being produced. As of March 31, 2014, we have three full time officers of the company. In November, 2013, we employed a Chief Financial Officer who is in the process of implementing financial controls creating a segregation of duties within the Company.

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

We were named as a defendant in a lawsuit filed on or about October 19, 2009, in the 17th Judicial Circuit in and for Broward County, Florida, Case No. 09-56739 (09).  The suit is a dispute for damages arising from a breach of contract involving an unrelated company, but naming Clean Coal. On February 9, 2010, Clean Coal was successful in filing a motion to dismiss the Company and its then- President  & CEO, Douglas Hague from this case. The case was re-filed under the same case number in November 2013 but dismissed without prejudice again in January 2014.We were named as a defendant in a lawsuit filed by a shareholder in December 2013 in the 17th Judicial Circuit in and for Broward County, Florida, Case No. 12-030351(05). The suit alleges misrepresentations regarding removal of restricted legends on stock certificates and misapplication by the Company of securities regulations and laws regarding legend removal. The Company is defending the claims but believe they are without merit.

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

ITEM 1A. RISK FACTORS

For information regarding risk factors, see “Part I. Item 1A. Risk Factors,” in our Annual Report on Form 10-K for the year ended December 31, 2013.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

In January 2014, we issued 21,429 common shares to an officer of the Company in connection with the issuance of debt. The relative fair value of the shares was $8,319.

In February 2014, we issued 25,715 common shares valued at $18,000 to a consultant for services rendered and in lieu of a monthly cash fee due under a consulting agreement.

In March, 2014 we issued 14,286 common shares valued at $10,450 to a consultant for services rendered

During the three months ended March 31, 2014, we issued an aggregate of 268,274 common shares to note holders for the conversion of convertible debt totaling $103,358.

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

Clean Coal Technologies

Date: May 19, 2014	By:	/s/ Aiden Neary
Aiden Neary
Chief Financial Officer