Form 10-Q
period 2014-06-30
Clean Coal Technologies Inc.
filed 2014-08-19
CIK 1445109

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

FORM 10-Q

(Mark One)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: June 30, 2014

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

Large accelerated filer  ☐         Accelerated filer  ☐         Non-accelerated filer  ☐         Smaller reporting company  ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).   Yes  ☐    No  ☒

The number of shares outstanding of Registrant’s Common Stock as of August 18, 2014:  35,660,312

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

Clean Coal Technologies, Inc.
Balance Sheets
(Unaudited)

	June 30,	December 31,
	2014	2013
ASSETS
Current Assets
Cash	$209	$35,642
Total Current Assets	209	35,642

Construction in progress	3,212,944	3,200,473
Total Assets	$3,213,153	$3,236,115

LIABILITIES AND STOCKHOLDERS' DEFICIT
Current Liabilities
Accounts payable	$1,008,503	$791,939
Accounts payable to related parties	262,652	262,652
Accrued liabilities	1,385,093	2,275,718
Debt, net of unamortized discounts of $0 and $28,298	428,715	404,890
Convertible debt, net of unamortized discounts of $381,994 and $374,091	577,604	1,084,382
Debt owed to related parties, net of unamortized discounts of $0 and $107	19,322	20,198
Derivative liabilities	1,364,235	355,281
Total Current Liabilities	5,046,124	5,195,060

Stockholders’ Deficit:
Common stock, $0.00001 par value; 45,000,000 shares authorized, 35,660,312 and 25,922,202 shares issued and outstanding, respectively	356	259
Additional paid-in capital	217,202,581	213,288,017
Accumulated deficit	(219,035,908)	(215,247,221)
Total Stockholders' Deficit	(1,832,971)	(1,958,945)
Total Liabilities and Stockholders' Deficit	$3,213,153	$3,236,115

The accompanying notes are an integral part of these unaudited financial statements.

Clean Coal Technologies, Inc.
Statements of Operations
(Unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2014	2013	2014	2013

Operating Expenses:
General and administrative	$382,614	$326,814	$712,252	$715,650
Consulting services	223,102	1,226,003	1,215,483	2,082,369

Loss from Operations	(605,716)	(1,552,817)	(1,927,735)	(2,798,019)

Other Income (Expenses):
Interest expense	(472,574)	(68,076)	(766,482)	(98,201)
Loss on change in fair value of derivative liabilities	(1,118,596)	-	(1,094,470)	-
Total Other Income (Expenses)	(1,591,170)	(68,076)	(1,860,952)	(98,201)

Net Loss	$(2,196,886)	$(1,620,893)	$(3,788,687)	$(2,896,220)

Net loss per share - basic and diluted	$(0.12)	$(0.07)	$(0.08)	$(0.12)

Weighted average shares outstanding - basic and diluted	30,459,796	24,917,656	28,263,837	24,666,514

The accompanying notes are an integral part of these unaudited financial statements.

Clean Coal Technologies, Inc.
Statement of Stockholders' Deficit
Six Months Ended June 30, 2014
(Unaudited)

			Additional
	Common Stock		Paid-In	Accumulated	Stockholders'
	Shares	Amount	Capital	Deficit	Deficit

Balances at December 31, 2013	25,922,202	$259	$213,288,017	$(215,247,221)	$(1,958,945)

Common stock issued for services	1,851,428	19	728,614	-	728,633

Common stock issued for conversion of debt	2,732,500	27	967,766	-	967,793

Common stock issued for accrued liabilities	5,132,753	51	1,539,775	-	1,539,826

Common stock issued with debt	21,429	-	8,319	-	8,319

Reclassification of warrants as derivative liabilities	-	-	(6,026)	-	(6,026)

Options expense	-	-	19,494	-	19,494

Resolution of derivative liabilities	-	-	656,622	-	656,622

Net loss	-	-	-	(3,788,687)	(3,788,687)

Balances at June 30, 2014	35,660,312	$356	$217,202,581	$(219,035,908)	$(1,832,971)

The accompanying notes are an integral part of these unaudited financial statements.

Clean Coal Technologies, Inc.
Statements of Cash Flows
(Unaudited)

	Six Months Ended
	June 30,
	2014	2013
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(3,788,687)	$(2,896,220)
Adjustment to reconcile net loss to net cash used in operating activities:
Depreciation expense	-	102
Amortization of debt discounts	738,791	66,281
Shares issued for services	728,633	708,550
Option expense	19,494	665,533
Loss on change in fair value of derivative liabilities	1,094,470	-
Changes in operating assets and liabilities:
Prepaid expenses and other current assets	-	60,697
Accounts payable	216,564	167,209
Accounts payable - related party	-	12,500
Accrued expenses	681,229	127,744
Net Cash Used in Operating Activities	(309,506)	(1,087,604)

CASH FLOWS FROM INVESTING ACTIVITIES:
Cash paid for construction in progress	(12,471)	(2,016,800)
Net Cash Used in Investing Activities	(12,471)	(2,016,800)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from the sale of common stock	-	400,000
Borrowings on debt	15,527	-
Borrowings on convertible debt	292,000	-
Borrowings on related party debt	29,017	129,405
Payments on related party debt	(30,000)	-
Payments on debt	(20,000)	-
Net Cash Provided by Financing Activities	286,544	529,405

NET CHANGE IN CASH AND CASH EQUIVALENTS	(35,433)	(2,574,999)
CASH AND CASH EQUIVALENTS - beginning of period	35,642	2,575,087
CASH AND CASH EQUIVALENTS - end of period	$209	$88

SUPPLEMENTAL DISCLOSURES:
Cash paid for interest	$19,775	$-
Cash paid for income taxes	-	-

NON-CASH INVESTING AND FINANCING ACTIVITIES:
Common stock issued with debt	$8,319	$66,281
Common stock issued for conversion of debt and interest	967,793	-
Common stock issued for conversion of accrued liabilities	1,539,826	-
Reclassification of warrants as derivative liabilities	6,026	-
Resolution of derivative liabilities	656,622	-
Debt discounts due to derivative liabilities	565,080	-

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

NOTE 2: GOING CONCERN

The accompanying financial statements have been prepared on a going concern basis of accounting which contemplates continuity of operations, realization of assets, liabilities, and commitments in the normal course of business. The accompanying financial statements do not reflect any adjustments that might result if the Clean Coal is unable to continue as a going concern. Clean Coal has an accumulated deficit and a working capital deficit as of June 30, 2014 with no significant revenues anticipated for the near term. Management believes Clean Coal will need to raise capital in order to operate over the next 12 months. As shown in the accompanying financial statements, Clean Coal has also incurred significant losses since inception. Clean Coal’s continuation as a going concern is dependent upon its ability to generate sufficient cash flow to meet its obligations on a timely basis and ultimately to attain profitability. Clean Coal has limited capital with which to pursue its business plan. There can be no assurance that Clean Coal’s future operations will be significant and profitable, or that Clean Coal will have sufficient resources to meet its objectives. These conditions may raise doubt as to Clean Coal’s ability to continue as a going concern. Management may pursue either debt or equity financing or a combination of both, in order to raise sufficient capital to meet Clean Coal’s financial requirements over the next twelve months and to fund its business plan. There is no assurance that management will be successful in raising additional funds.

NOTE 3: CONSTRUCTION IN PROGRESS

Construction in progress of $3,212,944 as of June 30, 2014 consists of costs incurred related to the construction of a 2-ton/hour test plant in Oklahoma. The total cost of the project, including testing to take place at a designated site in Oklahoma, is estimated at $4,600,000. Commissioning of the test plant is expected during the fourth quarter of 2014. The Company awaits the final round of funding in order to complete the test plant

NOTE 4: RELATED PARTY TRANSACTIONS

At June 30, 2014 and December 31, 2013, unpaid services provided by a former Officer and Director of the Company totaled $262,652. The payables are unsecured, bear no interest and are due on demand.

During the six months ended June 30, 2014, the company borrowed an aggregate of $29,017 from Officers and Directors and issued 21,429 common shares in connection with the borrowings. The relative fair value of the shares was determined to be $8,319 and was recorded as a discount to the associated note and was fully amortized to interest expense during the six months ended June 30, 2014. As of June 30, 2014 and December 31, 2013, the aggregate outstanding balance of note payable to Officers and Directors was $19,322 and $20,198, respectively, net of unamortized discounts of $0 and $107, respectively. The Company made payments totaling $30,000 on related party debt during the six months ended June 30, 2014. The notes are unsecured, bear interest between 0% and 10% per annum and are due between on demand and September 30, 2014. Aggregate amortization of debt discounts on related party debt for the six months ended June 30, 2014 was $8,426.

NOTE 5: DEBT

Convertible Debt

As of December 31, 2013, the Company had outstanding convertible notes payable of $1,084,382, net of unamortized discounts of $374,091. Through the six months ended June 30, 2014, the company borrowed an aggregate of $292,000, net of original issue discounts of $144,890, under convertible notes payable and issued an aggregate of 2,732,500 common shares for the conversion of $935,765 in convertible debt and $32,028 in accrued interest. As of June 30, 2014, the Company had outstanding convertible notes payable of $577,604, net of unamortized discounts of $381,994.The outstanding convertible notes of the Company are unsecured, bear interest between 8% and 12% per annum, mature between July 2014 and March 2015 and are convertible at fixed rates between $0.735 and $1.05 per share or at variable rates between 60% and 75% of the quoted market price of the Company’s common stock. All notes that were convertible during the six months ended June 30, 2014 were accounted for as derivative liabilities (see Note 6). Aggregate amortization of the debt discounts on convertible debt for the six months ended June 30, 2014 was $702,067.

Nonconvertible Debt

As of December 31, 2013, the Company had outstanding notes payable to third parties of $404,890, net of unamortized discounts of $28,298. During the six months ended June 30, 2014, the Company borrowed an aggregate of $15,527 under notes payable to third parties and made aggregate cash payments of $20,000 on third party notes payable. As of June 30, 2014, the Company had outstanding notes payable to third parties of $428,715, net of unamortized discounts of $0. The notes payable of the Company are unsecured, bear no interest and are due on demand. Aggregate amortization of the debt discounts on third party notes payable for the six months ended June 30, 2014 was $28,298.

NOTE 6: DERIVATIVE LIABILITIES

During 2013, notes issued by the Company became convertible and qualified as derivative liabilities under ASC 815. As a result of the convertible notes outstanding, in 2013, an aggregate of 142,856 previously issued nonemployee common stock options and 310,863 previously issued common stock warrants became tainted under ASC 815 and were reclassed from equity to derivative liabilities.

As of December 31, 2013, the aggregate fair value of the outstanding derivative liabilities was $355,281. During the six months ended June 30, 2014, additional convertible notes with an aggregate principal amount of $1,599,235 became convertible. The fair value of these conversion options associated with these notes was determined to be $738,667 of which $565,080 was recorded as a discount to the notes and $173,587 was expensed as a loss on derivative liabilities. Also during the six months ended June 30, 2014, an additional 38,571 previously issued common stock warrants became tainted under ASC 815. The fair value of these warrants was determined to be $6,026 and was reclassed from equity to derivative liabilities. Also during the six months ended June 30, 2014, convertible notes with an aggregate principal amount of $935,765 were converted into common shares. The fair value of the derivative liabilities associated with these converted notes was determined to be $656,622 on the dates of conversion. This amount was reclassified from derivative liabilities to stockholder’s deficit as resolution of derivative liabilities. As of June 30, 2014, the aggregate fair value of the outstanding derivative liabilities was $1,364,235. For the six months ended June 30, 2014, the net loss on the change in fair value of derivative liabilities was $1,094,470.

The Company estimated the fair value of the derivative liabilities using the Black-Scholes option pricing model and the following key assumptions during 2014 and 2013:

	2014	2013
Expected dividends	-%	-%
Expected term (years)	0.04 – 4.42	0.17 – 5.01
Volatility	71% - 199%	105% - 155%
Risk-free rate	0.07% - 1.82%	0.09% - 1.34%

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

The following table sets forth by level with the fair value hierarchy the Company’s assets and liabilities measured at fair value as of June 30, 2014 and December 31, 2013:

	Level 1	Level 2	Level 3	Total
June 30, 2014:
Derivative liabilities	$-	$-	$1,364,235	$1,364,235

December 31, 2013:
Derivative liabilities	$-	$-	$355,281	$355,281

The below table presents the change in the fair value of the derivative liabilities during the six months ended June 30, 2014:

Fair value as of December 31, 2013	$355,281
Fair value on the dates of issuance recorded as debt discounts	565,080
Fair value on the dates of issuance recognized as loss on derivatives	173,587
Fair value on the dates of issuance reclassified from equity	6,026
Resolution of derivative liabilities	(656,622)
Loss on change in fair value of derivatives	920,883
Fair value as of June 30, 2014	$1,364,235

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

During the six months ended June 30, 2014, the Company issued an aggregate of 2,732,500 common shares for the conversion of convertible debt of $935,765 and accrued interest of $32,028.

During the six months ended June 30, 2014, the Company issued an aggregate of 1,851,428 common shares for services valued at $728,633.

During the six months ended June 30, 2014, the Company issued an aggregate of 5,132,753 common shares for the conversion of accrued liabilities of $1,539,826.

During the six months ended June 30, 2014, the company borrowed an aggregate of $29,017 from Officers and Directors and issued 21,429 common shares in connection with the borrowings. The relative fair value of the shares was determined to be $8,319 and was recorded as a discount to the associated note and was fully amortized to interest expense during the six months ended June 30, 2014.

On November 26, 2013 the Company entered into a two year executive employment agreement with Aiden Neary under which Mr. Neary was granted an aggregate of 285,714 common shares. 142,857 of the shares vest on the date of grant and 142,857 of the shares vest on November 26, 2014. The issuance of the shares is contingent upon the Company completing a reverse split of the common stock of the Company which was effected in April 2014. The fair value of the award was determined to be $300,000 and is it being recognized over the vesting period. During the six months ended June 30, 2014, the Company recognized $74,384 under this award. $61,233 will be recognized over the remaining vesting period through November 26, 2014. This amount recognized is included as common stock issued for services in the statement of stockholders’ deficit.

Options

Total stock option expense was $19,494 for the six months ended June 30, 2014. As of June 30, 2014, there was no unamortized options expense.

A summary of stock option activity for the six months ended June 30, 2014 is as follows:

		Weighted
		Average
	Options	Exercise Price
Outstanding - December 31, 2013	942,857	$5.24
Granted	-	-
Forfeited/canceled	(228,571)	7.00
Exercised	-	-
Outstanding – June 30, 2014	714,286	$4.68

Exercisable – June 30, 2014	657,143	$4.02

The range of exercise prices and the weighted average remaining life of the outstanding options as of June 30, 2014 was $1.05 to $12.25 per share and 4.99 years, respectively. The intrinsic value of the exercisable options as of June 30, 2014 was $0.

Warrants

The following table presents the stock warrant activity during the three months ended June 30, 2014:

		Weighted
		Average
	Warrants	Exercise Price
Outstanding - December 31, 2013	349,434	$1.75
Granted	-	-
Forfeited/canceled	-	-
Exercised	-	-
Outstanding – June 30, 2014	349,434	$1.75

Exercisable – June 30, 2014	349,434	$1.75

The exercise prices and the weighted average remaining life of the outstanding warrants as of June 30, 2014 was $1.75 and 4.26 years, respectively. The intrinsic value of the exercisable warrants as of June 30, 2014 was $0.

NOTE 9: SUBSEQUENT EVENTS

In July 2014, the Company borrowed an aggregate of $249,000 under convertible notes. The notes are unsecured, have terms of six months, bear interest at 8% Per annum and are convertible to common stock at a 42% discount to the average quoted trading price of the Company’s common stock for the 10 days preceding the date of conversion.

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

Anticipated Benefits of the Technology:

·	Reduction of undesired emissions and greenhouse gases through the removal of compounds that are not required for combustion in conventional boilers.

·
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

·
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

·
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

Business Outlook

·	Jindal Steel & Power expected to contract first commercial plant in the fourth quarter 2014 if pilot plant testing is positive. Jindal plans to inspect prototype plant once testing is complete.

·	Several multinational corporations have undertaken due diligence on our processes and have scheduled or are scheduling site visits to the pilot plant in Oklahoma.

·	Numerous discussions continuing with various domestic and international coal producers, mine operators and power plant operators about our technology and its potential application.

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

For the Three and Six Months Ended June 30, 2014 and June 30, 2013

Revenues

We have generated no revenues for the six months ended June 30, 2014 and 2013. In the third quarter of fiscal 2012, we received an initial license fee of $375,000 from Jindal paid pursuant to the signing of our pilot plant construction contract. The balance of $375,000 will be due upon the successful testing of the pilot plant, anticipated in the fourth quarter of fiscal 2014. We do not anticipate additional license revenues until the pilot plant has been successfully tested, and do not expect to receive any royalty fees for approximately 16 to 18 months after an EPC contract has been signed to build a commercial scale facility.

Operating Expenses

Our operating expenses for the three months ended June 30, 2014 totaled $605,716 and for the three months ending June 30, 2013 totaled $1,552,817. Our operating expenses for the six months ended June 30, 2014 totaled $1,927,735 and for the six months ending June 30, 2013 totaled $2,798,019.The primary component of the operating expenses in these periods was for shares issued for services, officers’ salaries and consulting fees.

We recorded stock-based compensation consisting of options expense and common stock issued for services of $748,127 for the six months ended June 30, 2014, compared to $1,374,083 for the six months ended June 30, 2013.

Employees

As of June 30, 2014, we had three full-time executives, and one full-time administrative employee. President and CEO Robin Eves, Chief Operations Officer, Ignacio Ponce de Leon and Chief Financial Officer, Aiden Neary have written employment agreements. Our administrative employee is at-will. Messrs. Eves and Ponce de Leon received no compensation for their participation on the Board of Directors. We have an oral consulting agreement with C.J. Douglas, a shareholder who provides services that support our administrative and accounting functions on a month-to-month basis, at $20,000 per month.

Net Income/Loss

For the six months ended June 30, 2014, we experienced net losses of $3,788,687 compared to $2,896,220 for the six months ended June 30, 2013. For the three months ended June 30, 2014, we experienced net losses of $2,196,886 compared to $1,620,893 for the three months ended June 30, 2013.

We anticipate losses from operations will increase during the next six months due to costs associated with the test plant completion and testing, as well as anticipated increased payroll expenses as we add necessary staff and increases in legal and accounting expenses associated with maintaining a reporting company. We expect that we will continue to have net losses from operations for several years until revenues from operating facilities become sufficient to offset operating expenses, unless we are successful in the sale of licenses for our technology once the pilot plant testing is complete.

Liquidity and Capital Resources

We have generated minimal revenues since inception. We have obtained cash for operating expenses through advances and/or loans from affiliates and stockholders, the sale of common stock, the issuance of loans and convertible debentures and the receipt of $375,000 in license fees from Jindal as described above.

Net Cash Used in Operating Activities. Our primary source of operating cash during the six months ended June 30, 2014, was borrowings on related party debt, third party debt and convertible debt. Our primary uses of funds in operations were the payment of professional and consulting fees and general operating expenses.

Net cash used in operating activities, was $309,506 for the six months ended June 30, 2014 compared to net cash used of $1,087,604 for the same period in 2013. Non-cash items for the six months ended June 30, 2014 totaled $2,581,388 and consisted of amortization of debt discounts, stock-based compensation and a loss on the change in the fair value of derivative liabilities.

Net Cash Used In Investing Activities. Net cash used in investing activities for the six months ended June 30, 2014 consisted of $12,471 paid for the construction of the testing plant. This compares to $2,016,800 paid for the construction of the testing plant during the six months ended June 30, 2013.

Net Cash Provided by Financing Activities. Net cash provided by financing activities during the six months ended June 30, 2014 totaled $286,544 consisting of borrowings on debt of $15,527, borrowings on convertible debt $292,000 and borrowings on related party debt of $29,017 offset by payments on debt of $20,000 and payments on related party debt of $30,000.

Cash Position and Outstanding Indebtedness

Our total indebtedness at June 30, 2014 was $5,046,124, which consists entirely of current liabilities. Current liabilities consist primarily of accounts payable, accounts payable to related parties, accrued liabilities, short-term debt, convertible debt, related party debt and derivative liabilities. At June 30, 2014, we had current assets of $209 in cash. Our working capital deficit at June 30, 2014 was $5,045,915. We had construction in progress of $3,212,944 as of June 30, 2014.

Contractual Obligations and Commitments

The following table summarizes our contractual cash obligations and other commercial commitments at June 30, 2014.

	Payments due by period
	Total	Less than 1 year	1 to 3 years	3 to 5 years	After 5 years
Facility lease (1)	$3,590	$3,590	$-	$-	$-
Total contractual cash obligations	$3,590	$3,590	$-	$-	$-

(1)	Our New York office lease commencing February 1, 2014, is on a month to month basis, at a monthly rate of $3,590 per month.

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

ITEM 4. CONTROLS AND PROCEDURES

As of June 30, 2014, we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Exchange Act Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended. Based on this evaluation, management concluded that our financial disclosure controls and procedures were not effective due to our limited internal resources and lack of ability to have multiple levels of transaction review. There is a lack of appropriate segregation of duties within the Company, there is no management oversight, no control documentation being produced, and no one to review control documentation if it was being produced. As of June 30, 2014, we have three full time officers of the company. In November, 2013, we employed a Chief Financial Officer who is in the process of implementing financial controls creating a segregation of duties within the Company.

There were no changes in disclosure controls and procedures that occurred during the period covered by this report that have materially affected, or are reasonably likely to materially effect, our disclosure controls and procedures. We do not expect to implement any changes to our disclosure controls and procedures until there is a significant change in our operations or capital resources.

PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

We were served with a Statement on or about January 23, 2013 in an international arbitration proceeding titled Beijing Deheng Law Firm v. Clean Coal Technologies, Inc., #x20230033, filed with the China International Economic and Trade Arbitration Commission (“CIETAC”). The Beijing Deheng Law Firm (“Deheng”) has filed a claim against the Company for alleged breach of a Settlement Agreement to pay legal fees and costs. As a result of the arbitration, in September 2013, CIETAC awarded the Deheng Law Firm approximately $146,000 representing legal fees, arbitration fees and costs, plus interest of $36,000 giving a total of $176,002 In July 2014, the Company agreed a payment structure with Deheng Law Firm and paid the first installment of $25,000 in August 2014. The remaining balance is due under scheduled payments completing on December 31, 2014.

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

ITEM 1A. RISK FACTORS

For information regarding risk factors, see “Part I. Item 1A. Risk Factors,” in our Annual Report on Form 10-K for the year ended December 31, 2013.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

In June, 2014 we issued 28,571 common shares valued at $7,286 to an associate of the company for services rendered in relation to our rollout in Australia and New Zealand.

In June 2014, we issued 1,218,559 common shares of 1,218,559 to Mr. Eves, 2,000,000 to Mr. Ponce De Leon, 247,527 to Mr. Neary and 1,666,667 to a consultant in exchange for accrued salaries and consulting fees outstanding from 2013 totaling $1,539,826.

During the three months ended June 30, 2014, we issued an aggregate of 2,464,225 common shares to note holders for the conversion of convertible debt and accrued interest totaling $896,463.

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

Clean Coal Technologies

Date: August 18, 2014	By:	/s/ Aiden Neary
Aiden Neary
Chief Financial Officer