Form 10-Q
period 2014-09-30
Clean Coal Technologies Inc.
filed 2014-12-24
CIK 1445109

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

FORM 10-Q

(Mark One)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: September 30, 2014

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

Large accelerated filer  ☐         Accelerated filer  ☐         Non-accelerated filer  ☐         Smaller reporting company  ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).   Yes  ☐    No  ☒

The number of shares outstanding of Registrant’s Common Stock as of December 23, 2014:  40,773,536

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

Clean Coal Technologies, Inc.
Balance Sheets
(Unaudited)

	September 30,	December 31,
	2014	2013
ASSETS
Current Assets
Cash	$1,237	$35,642
Total Current Assets	1,237	35,642

Construction in progress	3,212,944	3,200,473
Total Assets	$3,214,181	$3,236,115

LIABILITIES AND STOCKHOLDERS' DEFICIT
Current Liabilities
Accounts payable	$937,101	$791,939
Accounts payable to related parties	-	262,652
Accrued liabilities	1,382,928	2,275,718
Debt, net of unamortized discounts of $0 and $28,298	413,185	404,890
Convertible debt, net of unamortized discounts of $458,409 and $374,091	904,463	1,084,382
Debt owed to related parties, net of unamortized discounts of $0 and $107	-	20,198
Derivative liabilities	714,505	355,281
Total Current Liabilities	4,352,182	5,195,060

Stockholders’ Deficit:
Common stock, $0.00001 par value; 45,000,000 shares authorized, 40,773,536 and 25,922,202 shares issued and outstanding, respectively	408	259
Additional paid-in capital	218,909,104	213,288,017
Accumulated deficit	(220,047,513)	(215,247,221)
Total Stockholders' Deficit	(1,138,001)	(1,958,945)
Total Liabilities and Stockholders' Deficit	$3,214,181	$3,236,115

The accompanying notes are an integral part of these unaudited financial statements.

Clean Coal Technologies, Inc.
Statements of Operations
(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2014	2013	2014	2013

Operating Expenses:
General and administrative	$453,987	$353,637	$1,166,239	$1,069,287
Consulting services	172,038	394,875	1,387,521	2,477,244

Loss from Operations	(626,025)	(748,512)	(2,553,760)	(3,546,531)

Other Income (Expenses):
Interest expense	(574,376)	(34,750)	(1,340,858)	(132,951)
Gain (Loss) on change in fair value of derivative liabilities	188,796	(9,578)	(905,674)	(9,578)
Total Other Income (Expenses)	(385,580)	(44,328)	(2,246,532)	(142,529)

Net Loss	$(1,011,605)	$(792,840)	$(4,800,292)	$(3,689,060)

Net loss per share - basic and diluted	$(0.03)	$(0.03)	$(0.15)	$(0.15)

Weighted average shares outstanding - basic and diluted	38,245,155	25,472,215	31,627,505	24,938,031

The accompanying notes are an integral part of these unaudited financial statements.

Clean Coal Technologies, Inc.
Statement of Stockholders' Deficit
Nine Months Ended September 30, 2014
(Unaudited)

			Additional
	Common Stock		Paid-In	Accumulated	Stockholders'
	Shares	Amount	Capital	Deficit	Deficit

Balances at December 31, 2013	25,922,202	$259	$213,288,017	$(215,247,221)	$(1,958,945)

Common stock issued for services	1,851,428	19	766,423	-	766,442

Common stock issued for conversion of debt	8,362,339	84	1,430,455	-	1,430,539

Common stock issued for accrued liabilities	5,132,753	51	1,539,775	-	1,539,826

Common stock issued with debt	21,429	-	8,319	-	8,319

Common stock returned to the Company and cancelled	(516,614)	(5)	5	-	-

Reclassification of warrants as derivative liabilities	-	-	(6,026)	-	(6,026)

Options expense	-	-	19,494	-	19,494

Resolution of derivative liabilities	-	-	1,599,990	-	1,599,990

Forgiveness of related party accounts payable	-	-	262,652	-	262,652

Net loss	-	-	-	(4,800,292)	(4,800,292)

Balances at September 30, 2014	40,773,536	$408	$218,909,104	$(220,047,513)	$(1,138,001)

The accompanying notes are an integral part of these unaudited financial statements.

Clean Coal Technologies, Inc.
Statements of Cash Flows
(Unaudited)

	Nine Months Ended
	September 30,
	2014	2013
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(4,800,292)	$(3,689,060)
Adjustment to reconcile net loss to net cash used in operating activities:
Depreciation expense	-	128
Amortization of debt discounts	1,302,111	98,887
Shares issued for services	766,442	737,955
Option expense	19,494	798,923
Loss on change in fair value of derivative liabilities	905,674	9,578
Changes in operating assets and liabilities:
Prepaid expenses and other current assets	-	62,079
Accounts payable	145,161	239,003
Accounts payable - related party	-	135,527
Accrued expenses	684,534	130,023
Net Cash Used in Operating Activities	(976,876)	(1,476,957)

CASH FLOWS FROM INVESTING ACTIVITIES:
Cash paid for construction in progress	(12,471)	(2,349,500)
Net Cash Used in Investing Activities	(12,471)	(2,349,500)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from the sale of common stock	-	842,500
Borrowings on debt	15,527	-
Borrowings on convertible debt	1,074,500	150,000
Borrowings on related party debt	29,017	476,405
Payments on related party debt	(49,322)	(14,500)
Payments on convertible debt	(79,250)	-
Payments on debt	(35,530)	(157,500)
Net Cash Provided by Financing Activities	954,942	1,296,905

NET CHANGE IN CASH AND CASH EQUIVALENTS	(34,405)	(2,529,552)
CASH AND CASH EQUIVALENTS - beginning of period	35,642	2,575,087
CASH AND CASH EQUIVALENTS - end of period	$1,237	$45,535

SUPPLEMENTAL DISCLOSURES:
Cash paid for interest	$-	$-
Cash paid for income taxes	-	-

NON-CASH INVESTING AND FINANCING ACTIVITIES:
Common stock issued with debt	$8,319	$182,192
Common stock issued for conversion of debt and interest	1,430,539	-
Common stock issued for conversion of accrued liabilities	1,539,826	5,780
Deferred financing cost accrued	-	12,000
Reclassification of warrants as derivative liabilities	6,026	-
Resolution of derivative liabilities	1,599,990	-
Debt discounts due to derivative liabilities	647,514	-
Debt discount due to warrants issued with debt	400,000	-
Return of common shares	5	-
Forgiveness of related party accounts payable	262,652	-

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

NOTE 2: GOING CONCERN

The accompanying financial statements have been prepared on a going concern basis of accounting which contemplates continuity of operations, realization of assets, liabilities, and commitments in the normal course of business. The accompanying financial statements do not reflect any adjustments that might result if the Clean Coal is unable to continue as a going concern. Clean Coal has an accumulated deficit and a working capital deficit as of September 30, 2014 with no significant revenues anticipated for the near term. Management believes Clean Coal will need to raise capital in order to operate over the next 12 months. As shown in the accompanying financial statements, Clean Coal has also incurred significant losses since inception. Clean Coal’s continuation as a going concern is dependent upon its ability to generate sufficient cash flow to meet its obligations on a timely basis and ultimately to attain profitability. Clean Coal has limited capital with which to pursue its business plan. There can be no assurance that Clean Coal’s future operations will be significant and profitable, or that Clean Coal will have sufficient resources to meet its objectives. These conditions may raise doubt as to Clean Coal’s ability to continue as a going concern. Management may pursue either debt or equity financing or a combination of both, in order to raise sufficient capital to meet Clean Coal’s financial requirements over the next twelve months and to fund its business plan. There is no assurance that management will be successful in raising additional funds.

NOTE 3: CONSTRUCTION IN PROGRESS

Construction in progress of $3,212,944 as of September 30, 2014 consists of costs incurred related to the construction of a 2-ton/hour test plant in Oklahoma. The total cost of the project, including testing to take place at a designated site in Oklahoma, is estimated at $5,000,000. Commissioning of the test plant is expected during the first quarter of 2015. The Company awaits the final round of funding in order to complete the test plant

NOTE 4: RELATED PARTY TRANSACTIONS

During September 2014, the previously unpaid services provided by a former Officer and Director of the Company totaling $262,652 was removed as a liability through mutual consent and with no financial settlement required by Clean Coal Technologies Inc. The forgiveness of the accounts payable was recorded as a capital contribution. The outstanding balance or accounts payable to related parties was $0 and $262,652 as of September 30, 2014 and December 31, 2013, respectively.

During the nine months ended September 30, 2014, the company borrowed an aggregate of $29,017 from Officers and Directors and issued 21,429 common shares in connection with the borrowings. The relative fair value of the shares was determined to be $8,319 and was recorded as a discount to the associated note and was fully amortized to interest expense during the nine months ended September 30, 2014. As of September 30, 2014 and December 31, 2013, the aggregate outstanding balance of note payable to Officers and Directors was $0 and $20,198, respectively, net of unamortized discounts of $0 and $107, respectively. The Company made payments totaling $49,322 on related party debt during the nine months ended September 30, 2014. The notes are unsecured, bear interest between 0% and 10% per annum and are due on demand. Aggregate amortization of debt discounts on related party debt for the nine months ended September 30, 2014 was $8,426.

In September 2014, Mr. Aiden Neary and Mr. Robin Eves returned common shares back to the Company of 247,527 and 269,087 respectively. These shares were returned to the company to facilitate conversions by the convertible note holders and were returned at no cost to the Company.

NOTE 5: DEBT

Convertible Debt

As of December 31, 2013, the Company had outstanding convertible notes payable of $1,084,382, net of unamortized discounts of $374,091. Through the nine months ended September 30, 2014, the company borrowed an aggregate of $1,074,500, net of original issue discounts of $302,190, under convertible notes payable and issued an aggregate of 8,362,339 common shares for the conversion of $1,430,539 in convertible debt and accrued interest. Through the nine months to September, the company repaid two convertible notes totaling $79,250. As of September 30, 2014, the Company had outstanding convertible notes payable of $904,463, net of unamortized discounts of $458,409.The outstanding convertible notes of the Company are unsecured, bear interest between 8% and 12% per annum, mature between October 2014 and March 2015 and are convertible at fixed rates between $0.735 and $1.05 per share or at variable rates between 58% and 75% of the quoted market price of the Company’s common stock. All notes that were convertible during the nine months ended September 30, 2014 were accounted for as derivative liabilities (see Note 6). Aggregate amortization of the debt discounts on non-related party convertible debt for the nine months ended September 30, 2014 was $1,265,387.

Nonconvertible Debt

As of December 31, 2013, the Company had outstanding notes payable to third parties of $404,890, net of unamortized discounts of $28,298. During the nine months ended September 30, 2014, the Company borrowed an aggregate of $15,527 under notes payable to third parties and made aggregate cash payments of $35,530 on third party notes payable. As of September 30, 2014, the Company had outstanding notes payable to third parties of $413,185, net of unamortized discounts of $0. The notes payable of the Company are unsecured, bear no interest and are due on demand. Aggregate amortization of the debt discounts on third party notes payable for the nine months ended September 30, 2014 was $28,298.

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

As of December 31, 2013, the aggregate fair value of the outstanding derivative liabilities was $355,281. During the nine months ended September 30, 2014, additional convertible notes with an aggregate principal amount of $1,074,500 became convertible. The fair value of the conversion options associated with these notes was determined to be $821,100 of which $647,514 was recorded as a discount to the notes and $173,586 was expensed as a loss on derivative liabilities. Also during the nine months ended September 30, 2014, an additional 38,571 previously issued common stock warrants became tainted under ASC 815. The fair value of these warrants was determined to be $6,026 and was reclassed from equity to derivative liabilities.  In addition, during the nine months ended September 30, 2014, the Company granted 4,180,000 warrants with convertible debt. These warrants are tainted under ASC 815. The fair value of these warrants associated with the notes was determined to be $855,440 of which $400,000 was recorded as a discount to the notes and $455,440 was expensed as a loss on derivative liabilities. Also during the nine months ended September 30, 2014, convertible notes with an aggregate principal amount of $1,393,041 and accrued interest of $37,498 were converted into common shares. The fair value of the derivative liabilities associated with these converted notes was determined to be $1,599,990 on the dates of conversion. This amount was reclassified from derivative liabilities to stockholder’s deficit as resolution of derivative liabilities. As of September 30, 2014, the aggregate fair value of the outstanding derivative liabilities was $714,505. For the nine months ended September 30, 2014, the net loss on derivative liabilities was $905,674.

The Company estimated the fair value of the derivative liabilities using the Black-Scholes option pricing model and the following key assumptions during 2014 and 2013:

	2014	2013
Expected dividends	-%	-%
Expected term (years)	0.04 - 4.42	0.17 - 5.01
Volatility	71% - 199%	105% - 155%
Risk-free rate	0.07% - 1.82%	0.09% - 1.34%

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

The following table sets forth by level with the fair value hierarchy the Company’s assets and liabilities measured at fair value as of September 30, 2014 and December 31, 2013:

	Level 1	Level 2	Level 3	Total
September 30, 2014:
Derivative liabilities	$-	$-	$714,505	$714,505

December 31, 2013:
Derivative liabilities	$-	$-	$355,281	$355,281

The below table presents the change in the fair value of the derivative liabilities during the nine months ended September 30, 2014:

Fair value as of December 31, 2013	$355,281
Fair value on the dates of issuance recorded as debt discounts	1,047,514
Fair value on the dates of issuance recognized as loss on derivatives	629,026
Fair value on the dates of issuance reclassified from equity	6,026
Resolution of derivative liabilities	(1,599,990)
Loss on change in fair value of derivatives	276,648
Fair value as of September 30, 2014	$714,505

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

During the nine months ended September 30, 2014, the Company issued an aggregate of 8,362,339 common shares for the conversion of convertible debt and accrued interest of $1,430,539.

During the nine months ended September 30, 2014, the Company issued an aggregate of 1,851,428 for services valued at $766,442.

During the nine months ended September 30, 2014, the Company issued an aggregate of 5,132,753 common shares for the conversion of accrued liabilities of $1,539,826.

In September 2014, Mr. Aiden Neary and Mr. Robin Eves returned common shares back to the Company of 247,527 and 269,087 respectively. These shares were returned to the company to facilitate conversions by the convertible note holders and were returned at no cost to the Company.

During the nine months ended September 30, 2014, the company borrowed an aggregate of $29,017 from Officers and Directors and issued 21,429 common shares in connection with the borrowings. The relative fair value of the shares was determined to be $8,319 and was recorded as a discount to the associated note and was fully amortized to interest expense during the nine months ended September 30, 2014.

On November 26, 2013 the Company entered into a two year executive employment agreement with Aiden Neary under which Mr. Neary was granted an aggregate of 285,714 common shares. 142,857 of the shares vest on the date of grant and 142,857 of the shares vest on November 26, 2014. The issuance of the shares is contingent upon the Company completing a reverse split of the common stock of the Company which was effected in April 2014. The fair value of the award was determined to be $300,000 and is it being recognized over the vesting period. During the nine months ended September 30, 2014, the Company recognized $112,192 under this award. $23,424 will be recognized over the remaining vesting period through November 26, 2014. This amount recognized is included as common stock issued for services in the statement of stockholders’ deficit.

Options

Total stock option expense was $19,494 for the nine months ended September 30, 2014. As of September 30, 2014, there was no unamortized options expense.

A summary of stock option activity for the nine months ended September 30, 2014 is as follows:

		Weighted
		Average
	Options	Exercise Price
Outstanding - December 31, 2013	942,857	$5.24
Granted	-	-
Forfeited/canceled	(228,571)	7.00
Exercised	-	-
Outstanding – September 30, 2014	714,286	$4.68

Exercisable – September 30, 2014	714,286	$4.68

The range of exercise prices and the weighted average remaining life of the outstanding options as of September 30, 2014 was $1.05 to $12.25 per share and 4.74 years, respectively. The intrinsic value of the exercisable options as of September 30, 2014 was $0.

Warrants

The following table presents the stock warrant activity during the three months ended September 30, 2014:

		Weighted
		Average
	Warrants	Exercise Price
Outstanding - December 31, 2013	349,434	$1.75
Granted	4,180,000	0.50
Forfeited/canceled	-	-
Exercised	-	-
Outstanding – September 30, 2014	4,529,434	$0.60

Exercisable – September 30, 2014	4,529,434	$0.60

The exercise prices and the weighted average remaining life of the outstanding warrants as of September 30, 2014 was $0.50 to $1.75 and 4.85 years, respectively. The intrinsic value of the exercisable warrants as of September 30, 2014 was $0.

NOTE 9: SUBSEQUENT EVENTS

In October 2014, the Company borrowed an additional $78,750 under a convertible note. The note is unsecured, and has a term of twelve months, bears interest at 8% Per annum and is convertible to common stock at a 40% discount to the average quoted three lowest closing price of the Company’s common stock for the 10 days preceding the date of conversion.

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

Pristine-M. Construction of pilot plant in Oklahoma underway with completion and testing currently anticipated in the first quarter of fiscal 2015, subject to receipt of adequate funding. We have paid $3,212,944 towards the plant and preparation work for the testing and estimated completion will require an additional $1,300,000. An additional estimated $700,000 is required to transport the test plant to AES and complete independent testing.

Pristine-SA process. Pristine SA process analysis is at a very early stage. Further research and development is expected post completion of the pilot plant.

Business Outlook

·	Jindal Steel & Power expected to contract first commercial plant in the first quarter 2015 if pilot plant testing is positive. Jindal plans to inspect prototype plant once testing is complete.

·	Several multinational corporations have undertaken due diligence on our processes and have scheduled or are scheduling site visits to the pilot plant in Oklahoma.

·	Continued discussions with various domestic and international coal producers, mine operators and power plant operators about our technology and its potential application.

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

For the Three and Nine Months Ended September 30, 2014 and September 30, 2013

Revenues

We have generated no revenues for the nine months ended September 30, 2014 and 2013. In the third quarter of fiscal 2012, we received an initial license fee of $375,000 from Jindal paid pursuant to the signing of our pilot plant construction contract. The balance of $375,000 will be due upon the successful testing of the pilot plant, anticipated in the first quarter of fiscal 2015. We do not anticipate additional license revenues until the pilot plant has been successfully tested, and do not expect to receive any royalty fees for approximately 16 to 18 months after an EPC contract has been signed to build a commercial scale facility.

Operating Expenses

Our operating expenses for the three months ended September 30, 2014 totaled $626,025 and for the three months ending September 30, 2013 totaled $748,512. Our operating expenses for the nine months ended September 30, 2014 totaled $2,553,760  and for the nine months ending September 30, 2013 totaled $3,546,531.The primary component of the operating expenses in these periods was for shares issued for services, officers’ salaries, and consulting fees.

We recorded stock-based compensation consisting of options expense and common stock issued for services of $785,936 for the nine months ended September 30, 2014, compared to $1,641,423 for the nine months ended September 30, 2013.

Employees

As of September 30, 2014, we had three full-time executives, and one full-time administrative employee. President and CEO Robin Eves, Chief Operations Officer, Ignacio Ponce de Leon and Chief Financial Officer, Aiden Neary have written employment agreements.. Messrs. Eves and Ponce de Leon received no compensation for their participation on the Board of Directors. In September 2014, we closed our accounting office in Florida and we terminated our consulting agreement with Mr C.J Douglas and our administrative assistant. The accounting function has moved to our NY office under our CFO, Aiden Neary

Net Income/Loss

For the nine months ended September 30, 2014, we experienced net losses of $4,800,292 compared to $3,689,060 for the nine months ended September 30, 2013. For the three months ended September 30, 2014, we experienced net losses of $1,011,605 compared to $792,840 for the three months ended September 30, 2013.

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

Net Cash Used in Operating Activities. Our primary source of operating cash during the nine months ended September 30, 2014, was borrowings on related party debt, third party debt and convertible debt. Our primary uses of funds in operations were the payment of professional and consulting fees and general operating expenses.

Net cash used in operating activities, was $976,876 for the nine months ended September 30, 2014 compared to net cash used of $1,476,957 for the same period in 2013. Non-cash items for the nine months ended September 30, 2014 totaled $2,993,721 and consisted of amortization of debt discounts, stock-based compensation and options expense and a loss on the change in the fair value of derivative liabilities.

Net Cash Used In Investing Activities. Net cash used in investing activities for the nine months ended September 30, 2014 consisted of $12,471 paid for the construction of the testing plant. This compares to $2,349,500 paid for the construction of the testing plant during the nine months ended September 30, 2013.

Net Cash Provided by Financing Activities. Net cash provided by financing activities during the nine months ended September 30, 2014 totaled $954,942 consisting of borrowings on debt of $15,527, borrowings on convertible debt $1,074,500 and borrowings on related party debt of $29,017 offset by payments on debt of $35,530, convertible debt of $79,250 and payments on related party debt of $49,322.

Cash Position and Outstanding Indebtedness

Our total indebtedness at September 30, 2014 was $4,352,182 which consists entirely of current liabilities. Current liabilities consist primarily of accounts payable, accounts payable to related parties, accrued liabilities, short-term debt, convertible debt, related party debt and derivative liabilities. At September 30, 2014, we had current assets of $1,237 in cash. Our working capital deficit at September 30, 2014 was $4,350,945. We had construction in progress of $3,212,944 as of September 30, 2014.

Contractual Obligations and Commitments

The following table summarizes our contractual cash obligations and other commercial commitments at September 30, 2014.

	Payments due by period
	Total	Less than 1 year	1 to 3 years	3 to 5 years	After 5 years
Facility lease (1)	$3,590	$3,590	$-	$-	$-
Total contractual cash obligations	$3,590	$3,590	$-	$-	$-

(1)	Our New York office lease commencing February, 2014, is on a month to month, at a rate of $3,590 per month.

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

Construction of the test plant in Oklahoma is underway with completion and testing anticipated to be completed in the first quarter of fiscal 2015. We have paid $3,212,944 towards the plant and initial setup for the testing facility and estimate completion will require an additional $1,300,000. An additional estimated $700,000 is required to transport the test plant to AES and complete independent testing. We are currently awaiting the final funding to complete the test plant.

Based on our current operational costs and including the capital requirements for our project deployments, we estimate we will need a total of approximately $4,000,000 to fund the Company for the balance of fiscal year 2014 and an additional $5,000,000 to continue for the following fiscal year (2015) or until an initial commercial plant is up and running. Assuming we succeed in testing our plant, we believe we will have sufficient funding to meet both the additional costs of the test plant construction and funding for our operations through fiscal 2015, although we need some interim funding until the test plant is operational. We are also actively pursuing technology license and royalty agreements in order to begin construction of other facilities without incurring the capital costs associated with the construction of future plants.

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

ITEM 4. CONTROLS AND PROCEDURES

As of September 30, 2014, we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Exchange Act Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended. Based on this evaluation, management concluded that our financial disclosure controls and procedures were not effective due to our limited internal resources and lack of ability to have multiple levels of transaction review. There is a lack of appropriate segregation of duties within the Company, there is no management oversight, no control documentation being produced, and no one to review control documentation if it was being produced. As of September 30, 2014, we have three full time officers of the company. In November, 2013, we employed a Chief Financial Officer who is in the process of implementing financial controls creating a segregation of duties within the Company.

There were no changes in disclosure controls and procedures that occurred during the period covered by this report that have materially affected, or are reasonably likely to materially effect, our disclosure controls and procedures. We do not expect to implement any changes to our disclosure controls and procedures until there is a significant change in our operations or capital resources.

We closed our Accounting office in Florida and have moved all accounting functions to New York. This was done to streamline our accounting process and reduce overall costs

PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

We were served with a Statement on or about January 23, 2013 in an international arbitration proceeding titled Beijing Deheng Law Firm v. Clean Coal Technologies, Inc., #x20230033, filed with the China International Economic and Trade Arbitration Commission (“CIETAC”). The Beijing Deheng Law Firm (“Deheng”) has filed a claim against the Company for alleged breach of a Settlement Agreement to pay legal fees and costs. As a result of the arbitration, in September 2013, CIETAC awarded the Deheng Law Firm approximately $146,000 representing legal fees, arbitration fees and costs, plus interest of $36,000 giving a total of $176,002 In July 2014, the Company agreed a payment structure with Deheng Law Firm and has to date paid three installments of $25,000 each totaling $75,000. The remaining balance is due under scheduled payments completing on December 31, 2014.

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

ITEM 1A. RISK FACTORS

For information regarding risk factors, see “Part I. Item 1A. Risk Factors,” in our Annual Report on Form 10-K for the year ended December 31, 2013.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

In September 2014, Mr. Eves and Mr. Neary returned shares to the company which were previously awarded in exchange for accrued salary totaling Mr. Eves 269,087 and Mr. Neary 247,527 at no cost to the Company.

During the three months ended September 30, 2014, we issued an aggregate of 5,629,839 common shares to note holders for the conversion of convertible debt and accrued interest totaling $462,696.

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

Clean Coal Technologies

Date: December 23, 2014	By:	/s/ Aiden Neary
Aiden Neary
Chief Financial Officer