Form 10-Q/A
period 2014-09-30
Clean Coal Technologies Inc.
filed 2015-03-11
CIK 1445109

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

FORM 10-Q/A
Amendment No. 1

(Mark One)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: September 30, 2014

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ____________________ to ____________________.

Commission file number:  000-50053

CLEAN COAL TECHNOLOGIES, INC.
 (Exact name of registrant as specified in its charter)

NEVADA	26-1079442
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

295 Madison Avenue (12th Floor), New York, NY	10017
(Address of principal executive offices)	(Zip Code)

(646) 727-4847
(Registrant telephone number including area code)

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

EXPLANATORY NOTE

This Amendment No. 1 on Form 10-Q/A (“Form 10Q/A”) to the Quarterly Report on Form 10-Q for the quarter ended September 30, 2014, originally filed with the Securities and Exchange Commission on December 24, 2014 (the “Original Form 10-Q”), is being filed for the purpose of (1) correcting an erroneously marked response on the cover page of the Original Form 10-Q and (2) to file under Item 6 of this Form 10Q/A the principal executive officer certifications that were inadvertently omitted from the Original Form 10-Q filing.

With respect to the cover page, the “no” box was inadvertently also checked with the “yes” box when responding to whether Clean Coal Technologies, Inc. had (1) filed all of its reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) been subject to such filing requirements for the past 90 days.  This Form 10-Q/A corrects this error by checking “yes” only in response to this question on the cover page.  This Form 10-Q/A also corrects the inadvertent omission of the certifications of the principal executive officer from the Original Form 10-Q by filing the certifications of the principal executive officer under Item 6 of with this Form 10-Q/A. These certifications shall be deemed given both at the time the Original Form 10-Q/A was filed and at the time this Form 10Q/A is being filed.

Other than as expressly set forth above, this Form 10-Q/A does not, and does not purport to, amend, update or restate the information in any other item of the Original Form 10-Q, or reflect any events that have occurred after the Original Form 10-Q was originally filed.

Item 6.        Exhibits

Exhibit Number	Description
31.1	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer

31.2	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer

32.1	Section 1350 Certification of Chief Executive Officer

32.2	Section 1350 Certification of Chief Financial Officer

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CLEAN COAL TECHNOLOGIES

Date: March 10, 2015	By:	/s/ Aiden Neary
Aiden Neary
Chief Financial Officer