Form 10-K
period 2014-12-31
Clean Coal Technologies Inc.
filed 2015-10-27
CIK 1445109

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark One)

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the year ended: December 31, 2014

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
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

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). YES  ☐  NO  ☒

On October 21, 2015, there were 60,195,943 shares of common stock of the Registrant outstanding. On June 30, 2014, the market value of common stock held by non-affiliates was $14,455,391 based upon the closing price of $0.49 per share of common stock as quoted by the OTC Markets Group.

Documents Incorporated by Reference

None.

CLEAN COAL TECHNOLOGIES, INC.
2014 ANNUAL REPORT ON FORM 10-K

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

Our second process, called Pristine-M, is a low-cost coal dehydration technology. In tests, this process has succeeded in drying coal cheaply and stabilizing it using volatile matter released by the feed coal. Our coal testing plant currently under construction is designed to prove this process on a scale that can be expanded to a commercial facility.

Our third process, called Pristine-SA, is designed to eliminate 100% of the volatile matter in the feed coal and to achieve stable combustion by co-firing it with biomass or natural gas.  The idea is to produce a cleaner fuel that eliminates the need for emissions scrubbers and the corollary production of toxic coal ash.  We anticipate that treated coal that is co-fired with other energy resources will burn as clean as natural gas.

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

Pristine-M. Construction of coal testing plant in Oklahoma underway with completion and testing currently anticipated by the third quarter of fiscal 2015, subject to receipt of adequate funding. As at December 31, 2014, we have paid $3,212,944 towards the plant and estimated completion, moving to the test facility and testing will require an additional $3,000,000. Through the nine months to September 30, 2015 we paid an additional $1,600,000 towards the completion and move to AES of the test facility.

Pristine-SA process. Pristine SA process analysis is at a very early stage. Further research and development is expected post completion of the coal testing plant

Business Outlook

•	Jindal Steel & Power is expected to contract the first commercial plant in fourth quarter, 2015 if coal testing plant testing is positive. Jindal plans to inspect prototype plant upon completion.

•	Several multinational corporations have undertaken due diligence on our processes and have scheduled or are scheduling site visits to the coal testing plant in Oklahoma.

•
Numerous discussions continuing with various domestic and international coal producers, mine operators and power plant operators about our technology and its potential application including but not restricted to South Korea, Australia and Indonesia.

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

Our technology has been tested and proven under laboratory and pilot scale conditions in Pittsburg, PA, and the results studied by LEIDOS (previously SAIC) as well as certain potential strategic partners as part of their due diligence on CCTI and the CCTI technology.   To date, testing of about 40 coal types from all over the world has been completed.  We have also benchmarked our technology against the Carnegie Mellon simulation model with excellent results. Testing has shown no evidence of coal dusting, self-combustion, moisture re-absorption, or other technical concerns that might hinder commercialization.

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

As part of the process to commercialize our technology, on August 21, 2008, we entered into an Umbrella Agreement with our engineering consultant, SAIC Energy, Environment & Infrastructure, LLC, “SEE&I”, (formerly Benham), a division of Science Applications International Corporation (“SAIC”). Following the split in 2014 of SAIC into SAIC and LEIDOS, our EPC agreement is now with LEIDOS.

SEE&I, LEIDOS has produced designs for both the Pristine and the Pristine-M processes.  The Pristine design provides for the deployment of standard operational modules, each with annual capacity of 166,000 metric tons, providing the flexibility to be configured in accordance with customers’ individual production capacity requirements. SEE&I’s / LEIDOS is confident that our coal cleaning process will typically be energy self-sufficient, relying upon captured methane and other byproducts to fuel the coal cleaning process.

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

Pollution reduction: By heating coal prior to combustion, we are able to extract volatile matter (pollutants in the form of solidified gases) from the coal in a controlled environment, transforming coal with high levels of impurities, contaminants and other polluting elements into a more efficient, cleaner source of high energy, lower polluting fuel. Testing has demonstrated that our process removes a substantial percentage of harmful pollutants, including mercury.

Lower cost of operation: We believe that our process will be a relatively low-cost solution to the reduction of pollution at coal-fired power facilities. LEIDOS, our engineering consulting firm, believes that our coal cleaning process will typically not require any external energy and can be fully fueled by the methane and other byproducts that the process captures from raw coal. This effective use of byproducts contrasts markedly with emissions scrubbers that generally use a portion of the generated power and have high initial capital and maintenance costs. In addition, our process may have certain advantages in terms of the pollutants removed that can be utilized in a complementary manner with other processes including scrubbers.

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

With regard to our coal testing plant for the Pristine-M process we anticipate its completion during Q4 2015 and we expect to transition quickly into full commercial mode.

Competition

At this filing, the coal upgrade industry globally, excluding coking processes, remains in its infancy.  The penetration rate of technologies focused on de-watering coal is well under 1% based on annual production of thermal coals measured in the billions of tons.  There are numerous competitors in the pre-combustion, upgrade segment but many of these have failed, are inactive, or in pilot mode.  The Company believes that it is still in a position to enjoy early-mover advantage if the coal testing plant and the commercial modules are successfully developed during 2015. The difficulties experienced by the Company’s competitors fall into three categories: the technologies have failed to scale up; they are expensive and, therefore, challenge the economics of the process; or they have failed to produce a stable end product, that is, a product that does not reabsorb moisture and is safe to transport with minimal risk of spontaneous combustion. From a scale-up perspective, CCTI’s Pristine M technology faces a much smaller challenge as it is a modular system built around well-known and proven components. From our 2-ton per hour prototype to our 30-ton per hour standard commercial module, initial scale-up is a 1:15 proposition that is considered very modest from an engineering perspective.  Scalability issues are mitigated by the modular nature of the industrial design that, once the basic module is operational, further scale up is achieved by adding identical modules. We consider it a major competitive advantage that our clients who build large capacity, single-unit plants based on what are likely to be new and untested components.

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

The best known present and past competitors in the pre-combustion area include Evergreen Energy, Inc. (“Evergreen”), Kobe Steel (“Kobe”), GTL Energy (“GTL”) and White Energy (“White Energy”), both the latter of which are Australian companies. Neither Encoal or SynCoal are currently operational having experienced serious problem in the area of product stability. There are operators that utilize older, less efficient technologies such as the Fleissner process, but these are not as effective the newer technologies.  Evergreen, based in Denver, Colorado, developed a technology primarily focused on reducing the moisture in raw coal to increase its heating capacity. The company declared bankruptcy in 2012 after suffering problems having to do with the stability of the end product. CoalTek, based in Tucker, Georgia, claims its patent-pending process uses electromagnetic energy to reduce contaminants and moisture in coal prior to combustion. While public information is limited, we believe the amount of energy necessary to run the electromagnetic process may offset any economic benefits of the upgraded coal. The Australian processes use a combination of heat and compaction to remove moisture from coal. The company is not in commercial mode.  White Energy claims that compaction generates close bonding between the dried coal particles to form a high density, higher energy content briquette. Energy requirements for heating coal an operating a pelletizer are typically large but no basis or explanation is provided for the favorable cost numbers published by White Energy. During 2012, White Energy was forced to abandon further investment in its flagship 1 million ton facility in Indonesia that suffered serious operational problems. The Kobe process is proven.  However, the plant is complex and, consequently, very expensive.  This was indicated by the fact a one significant plant in Indonesia shuttered a Kobe plant during 2012 owing to unfavorable process economics.

Indirect competition comes from alternative low-pollution energy sources, including: wind, bio-fuels and solar; all of which need additional technological advancements, cost reduction and universal acceptance to be able to produce power at the scale of coal-fueled plants, which today produce over 40% of world’s electricity according to U.S. Department of Energy.

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

A new provisional patent application Serial No. 61/829,006 was filed by the Company in May, 2013 directed to the treatment of coal. Counterpart foreign patents will be filed in due course based on that technology. In Q2 2013, we filed a provisional patent application for a new process to be called Pristine-SA. The new process is designed to produce a coal product that is devoid of all volatiles and comes together with a solution for ensuring efficient and clean combustion on a level with natural gas. Now that the application on the basic concept has been filed, we expect to continue further research and development to address Pristine-SA’s potential application in various fuel and non-fuel product areas.

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

Clean Air Interstate Rule. The Clean Air Interstate Rule was finalized by the EPA in March 2005. Once fully implemented, this rule will reduce sulfur dioxide emissions in 28 states and the District of Columbia by more than 70% and nitrogen oxide emissions by more than 60% from the 2003 levels. Through the use of a cap-and-trade approach, the rule promises to achieve substantial reduction of sulfur dioxide and nitrogen oxide emissions. Reductions of nitrogen oxide emissions begin in January 2009, followed by reductions of sulfur dioxide emissions in January 2010. The program is expected to be fully implemented by January 2015.

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

Research and Development

In association with LEIDOS, we are continually looking to upgrade our technology and to study and define the next generation of clean coal technology.  While our budget does not currently allow us to allocate a specific funding for R and D, we are continuing to work on developing new technology and upgrades to our existing technology. During 2011 we invented the new Pristine M technology that we believe is already putting us at the forefront of the global moisture removal technologies. This was developed on a limited budget.

In the future, we anticipate a growing R&D budget that seeks to fully develop the potential of our three main processes. We will continue to evaluate our progress in new and existing technologies and will seek to fund additional needs as they arise.

Employees

As of December 31, 2014, we had three full-time executives, President and CEO Robin Eves, Chief Operations Officer, Ignacio Ponce deLeon, and Chief Financial Officer, Aiden Neary have written employment agreements. Messrs. Eves and Ponce deLeon received no compensation for their participation on the Board of Directors. In July, 2015 Mr Ponce deLeon retired from the company as both a member of the board of directors and also as Chief Operating Officer.

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

We have received only limited licensing revenues from operations to date. We have generated operational funding in fiscal 2014 from private debt and equity offerings to use for operating expenses or research and development. Since inception, we have been able to cover our operating losses from debt and equity financing. These sources of funds may not be available to cover future operating losses. If we are not able to obtain adequate sources of funds to operate our business we may not be able to continue as a going concern.

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

We have incurred net losses since inception. The net losses to date include large non-cash expenses recorded for share-based compensation for consultants and officer compensation. However, in addition to the non-cash expenses, we had other operating expenses, funded in large part through loans from existing shareholders. In order to meet our current operating budget and anticipated contractual obligations, we estimate that we will need an additional $7,500,000 for 2015, based on our current contractual obligations. At December 31, 2014, we had total liabilities of $4,751,036 and cash of $1,130. If we cannot obtain adequate financing from new funding sources, we will be unable to continue operations or meet our contractual obligations.

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

ITEM 1B. UNRESOLVED STAFF COMMENTS

None.

ITEM 2. PROPERTIES

We have leased executive office space at 295 Madison Avenue, New York, NY 10017. The New York lease is on a month to month basis, at a monthly rate of $3,571 per month. We anticipate that we will need a larger office space by the end of 2015 as we expect to add additional staff and will need to expand.

ITEM 3. LEGAL PROCEEDINGS

We were served with a Statement on or about January 23, 2013 in an international arbitration proceeding titled Beijing Deheng Law Firm v. Clean Coal Technologies, Inc., #x20230033, filed with the China International Economic and Trade Arbitration Commission (“CIETAC”). The Beijing Deheng Law Firm (“Deheng”) has filed a claim against the Company for alleged breach of a Settlement Agreement to pay legal fees and costs. As a result of the arbitration, in September 2013, CIETAC awarded the Deheng Law Firm approximately $146,000 representing legal fees, arbitration fees and costs, plus interest of $30,002. In July, 2014 the Company agreed with Deheng Law Firm to settle the outstanding balance for $176,002 to be paid over a scheduled period. As of December 31, 2014 the company had paid $100,000 of the outstanding balance leaving a remaining balance of $76,002 due to Deheng Law Firm that is expected to be paid in 2015.

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

We were named as a defendant in a lawsuit filed on or about October 19, 2009, in the 17th Judicial Circuit in and for Broward County, Florida, Case No. 09-56739 (09).  The suit is a dispute for damages arising from a breach of contract involving an unrelated company, but naming Clean Coal. On February 9, 2010, Clean Coal was successful in filing a motion to dismiss the Company and its then- President  & CEO, Douglas Hague from this case. The case was re-filed under the same case number in November 2013 but dismissed without prejudice again in January 2014.

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

Quarter Ended	Low	High
31-Dec-14	$0.04	$0.11
30-Sep-14	$0.08	$0.49
30-Jun-14	$0.15	$0.70
31-Mar-14	$0.52	$1.45
31-Dec-13	$0.70	$1.75
30-Sep-13	$1.05	$1.75
30-Jun-13	$1.05	$2.45
31-Mar-13	$1.40	$2.45

The closing price of our common stock as quoted on the OTC Markets on October 21, 2015 was $0.67 per share. As of October 21, 015, there were approximately 2,172 holders of record of our common stock and 60,193,191 shares of common stock outstanding based on information provided by our transfer agent, Worldwide Stock Transfer, LLC.

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

Issuer Purchases of Equity Securities

During the year ended December 31, 2014, we did not purchase any of our own equity securities.

Recent Issues and Sales of Unregistered Securities

In January 2015, the company issued a total of 2,288,909 shares to Mr. Neary for services rendered and also in his efforts to support the financial situation of the company.

In January 2015, the company issued a total of 2,349,143 shares to Mr. Ponce deLeon for services rendered and also in his efforts to support the financial situation of the company.

In January 2015, the company issued a total of 3,556,286 shares to Mr. Eves for services rendered and also in his efforts to support the financial situation of the company.

In January 2015, the company issued a total of 330,000 shares to Mr. Younger for services rendered as a director.

In January 2015, the company issued a total of 234,000 shares to Mr. Lapomardo for services rendered for the company.

In February 2015, the company issued a total of 1,270,325 shares to extinguish a $50,000 outstanding note

In May 2015, the company issued a total of 550,000 shares to Olive Tree Investments for IR services.

In May 2015, the company issued a total of 275,000 shares to One Equity Research for research.

In July 2015, the company issued 73,529 shares to Cor Prominence as part of their agreement for IR coverage.

In August 2015, the company issued Mr. Ponce de Leon 2,000,000 shares as part of his retirement package from the company.

In August 2015, the company issued Mr. Eves 2,000,000 shares in recognition of achieving internal milestones regarding the test facility fabrication.

In August 2015, the company issued Mr. Neary 2,000,000 shares in recognition of achieving internal milestones regarding the test facility fabrication.

In August 2015, the company issued Mr. Eves and Mr. Neary 750,000 shares each upon renewing their employment contract.

In September 2015, the company issued 802 Investments a total of 550,000 shares as part of a $250,000 convertible note that was entered into in June 2015.

In September 2015, the company issued Olive Tree Investments a total of 550,000 shares for IR services.

In September 2015, the company issued One Equity Research 275,000 shares for research.

The total number of common shares issued in 2015 through to October 2015 was 19,802,192.

The above securities were issued in reliance on the exemption from registration pursuant to Section 4(2) of the Securities Act of 1933, as amended, and the regulations promulgated thereunder. The issuances were for investment received, the transactions were privately negotiated and none involved any kind of public solicitation.

Issued for Services

During the year ended December 31, 2014, Clean Coal issued an aggregate of 1,851,428 common shares for services valued at $639,866. These shares were issued to consultants and employees for services rendered.

During the period from January through October 2015, Clean Coal issued an aggregate of 17,981,867 shares for services rendered by consultants and the management.

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

Results of Operations

The following information should be read in conjunction with the financial statements and notes appearing elsewhere in this Report. We have generated limited revenues from inception to date. We anticipate that we may not receive any significant revenues from operations until we begin to receive royalty revenues from our coal testing plant which we estimate will be approximately 18 months after the successful testing of the plant anticipated in the fourth quarter of fiscal 2015. We are also in preliminary discussions with companies, business groups, consortiums in the USA and Asia to license our technology, which, if successful, could realize limited short term revenue opportunities from the signing of technology licensing agreements.

For the Years Ended December 31, 2014, and 2013.

We had no revenues for the year ended December 31, 2014 and the year ended December 31, 2013. In the year ended December 31, 2012, we have received an initial license fee of $375,000 from Jindal paid pursuant to the signing of our coal testing plant construction contract. The balance of $375,000 will be due upon the successful testing of the coal testing plant, currently anticipated in the fourth quarter of fiscal 2015. We do not anticipate additional license revenues until the coal testing plant has been successfully tested, and do not expect to receive any significant royalty fees for approximately 18 months thereafter.

Operating Expenses

Our operating expenses for the year ended December 31, 2014 totaled $3,678,346, compared to $6,348,834 for the prior year.

We recorded stock-based compensation of $659,360 for the year ended December 31, 2014, compared to $2,265,799 for the same period in the prior year. The stock-based compensation consists of common shares issued for services and amortization of stock options and stock awards during the years ended December 31, 2014 and 2013.

All Board of Directors’ cash fees have been accrued as of this date. Our CEO and President, Robin Eves, our Chief Operations Officer and Ignacio Ponce deLeon are not compensated for their participation on our Board. Mr. Ponce deLeon retired from the company in July, 2015.

Employees

As of December 31, 2013, we have three full-time executives, President and CEO Robin Eves, Chief Operations Officer Ignacio Ponce deLeon, and Chief Financial Officer Aiden Neary have written employment agreements. Eves and Ponce deLeon received no compensation for their participation on the Board of Directors. In July 2015, Mr. Ponce deLeon retired from the company from his role as Chief Operating Officer and also as a member of the board of directors.

On July 1, 2012, we entered into three year employment agreements with Robin Eves as President and Chief Executive Officer and Ignacio Ponce deLeon as Chief Operating Officer. Mr. Eves receives an annual salary of $395,000. Mr. Ponce de Leon receives an annual salary of $370,000. Each officer was also granted 228,571 common shares and 457,142 common stock options. 228,571 of each officer’s options are exercisable at $7.00 per share, vest on June 30, 2013 and expire June 30, 2018.  The remaining 228,571 of each officer’s options are exercisable at $12.25 per share, vest on June 30, 2014 and expire June 30, 2019.  On November 26, 2013, we entered into a two year employment Mr. Neary. Mr. Neary will be compensated for his service with an annual salary of $250,000. Mr. Neary was also granted 142,857 common shares vesting on appointment, plus an additional 142,857 shares vesting on December 1, 2014 subject to continued employment on the vesting date, such shares contingent on the completion of a planned reverse split of the Company’s common stock as approved by our shareholders in May 2013. The reverse split was carried out in April 2014 at a 35:1 share split. Through December 31, 2014, Mr Neary returned to the company 497,527 common shares, Mr Ponce deLeon returned 500,000 common shares and Mr Eves returned 1,273,360 common shares.

The terms of the agreements described above were negotiated by and between the individuals and our Board of Directors based on the qualifications and requirements of each individual and the needs of the company.

Net Income/Loss

For the years ended December 31, 2014 and 2013, we experienced net losses of $7,575,033 and $6,328,199, respectively. We incurred interest expense of $2,179,235 for the year ended December 31, 2014.

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

Net Cash Used in Operating Activities.

Our primary sources of operating cash during the year ended December 31, 2014, was from issuing Convertible Notes. Our primary uses of funds in operations were payments made to our consultants and employees, legal and professional costs as well as travel and office expenses. We also commenced the repayment of an outstanding legacy settlement.

Net Cash Used In Investing Activities.

In 2014, we used $12,471 in investing activities during the year ended December 31 2014. In 2013 we used $2,626,556 for the construction in progress on our coal testing plant during the year ended December 31, 2013. Construction of the coal testing plant was temporarily halted in Oklahoma during 2014 due to insufficient funds.

Net Cash Provided by Financing Activities.

Net cash provided by financing activities during the year ended December 31, 2014 totaled $1,249,500 on convertible debt compared to $2,439,274 for the same period to December 31, 2013.

Cash Position and Outstanding Indebtedness.

Our total indebtedness at December 31, 2014 was $7,110,260, which consists entirely of current liabilities. Current liabilities consist primarily of accounts payable, accounts payable to related parties, short-term debt, convertible debt and accrued liabilities. At December 31, 2014, we had current assets of $1,130 in cash. Our working capital deficit at December 31, 2014 was $7,099,130. We had property, plant and equipment (net of accumulated depreciation) of $0 at December 31, 2014, and construction in progress of $3,212,944.

Contractual Obligations and Commitments

The following table summarizes our contractual cash obligations and other commercial commitments at December 31, 2014.

	Payments due by period
	Total	Less than 1 year	1 to 3 years	3 to 5 years	After 5 years
Facility lease (1)	$-	$3,571	$-	$-	$-
Total contractual cash obligations	$-	$3,571	$-	$-	$-

(1)	Our New York lease is on a month to month basis, at a monthly rate of $3,571 per month.

LEIDOS, our engineering consultant has tentatively estimated construction costs for each one million short ton coal complete cleaning facility of approximately $250 million (excluding land costs) or costs and for a similar size Pristine-M-only facility of approximately $45-50 million (excluding land costs). Under the terms of our consulting agreement with SEE&I, we are obligated to pay to SEE&I a fee representing five percent of all gross revenues received by us from the sale of our technology, the operation of franchised plants utilizing the technology, or revenue received on any other basis that is related to the technology. This fee will remain in effect for a period of 15 years, commencing from the date that we receive our initial revenue stream from operations. All intellectual property rights associated with new art developed by LEIDOS remain our property, however LEIDOS would have a “right to use” the intellectual property provided they are deployed in non-competitive projects.

We are also actively pursuing technology license and royalty agreements in order to begin construction of other facilities without incurring the capital costs associated with the construction of future plants.

In May 2014, we entered into a consulting agreement with CorProminence, LLC, a strategic advisory, investor relations and public relations firm. The agreement was for a term of six months and a monthly cash fee of $6,000. In connection with the agreement, we are contracted to issue CorProminence 73,529 restricted shares of our common stock. This agreement expired in November 2014 and was not renewed.

Construction of the coal testing plant was temporarily halted in Oklahoma during 2014 due to insufficient funds. We expect to recommence construction in 2015 with completion and testing currently anticipated to be completed in the fourth quarter of fiscal 2015, subject to the receipt of adequate funding. As of December 31, 2014, we have paid $3,212,944 towards the plant and estimated completion will require an additional $1,500,000 with a further $1,500,000 required to move the test plant to AES and to complete the testing.

Based on our current operational costs and including the capital requirements for our project deployments, we estimate we will need a total of approximately $7,500,000 to fund the Company for the fiscal year 2015 and an additional $5,000,000 to $7,500,000 to continue for the following fiscal year (2016) or until an initial commercial plant is up and running.

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

FINANCIAL STATEMENTS INDEX

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Stockholders and Board of Directors of
Clean Coal Technologies, Inc.
New York, New York

We have audited the accompanying balance sheets of Clean Coal Technologies, Inc. (the “Company”) as of December 31, 2014 and 2013 and the related statements of operations, changes in stockholders’ deficit, and cash flows for each of the years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Clean Coal Technologies, Inc. as of December 31, 2014 and 2013 and the results of its operations and its cash flows for each of the years then ended in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 3 to the financial statements, the Company has a working capital deficit, has generated net losses since its inception and further losses are anticipated. The Company requires additional funds to meet its obligations and the costs of its operations. These factors raise substantial doubt about its ability to continue as a going concern. Management’s plans regarding those matters also are described in Note 3. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/MaloneBailey, LLP
www.malonebailey.com
Houston, Texas
October 27, 2015

Clean Coal Technologies, Inc.
Balance Sheets

	December 31,	December 31,
	2014	2013
ASSETS
Current Assets
Cash	$1,130	$35,642
Prepaid expenses	-	-
Other current assets	-	-
Total Current Assets	1,130	35,642

Property, plant and equipment, net of accumulated depreciation of $1,019 and $1,019, respectively	-	-
Construction in progress	3,212,944	3,200,473

Total Assets	$3,214,074	$3,236,115

LIABILITIES AND STOCKHOLDERS' DEFICIT
Current Liabilities
Accounts payable	$1,020,470	$791,939
Accounts payable to related parties	-	262,652
Accrued liabilities	2,400,145	2,275,718
Debt, net of unamortized discounts	413,185	404,890
Convertible debt, net of unamortized discounts	1,500,765	1,084,382
Debt owed to related parties, net of unamortized discounts	-	20,198
Derivative liabilities	1,765,695	355,281
Total Current Liabilities	7,100,260	5,195,060

Stockholders' Deficit
Common stock, $0.00001 par value 45,000,000 shares authorized, 40,393,751 and 25,922,202 shares issued and outstanding, respectively	404	259
Additional paid-in capital	218,935,664	213,288,017
Accumulated deficit	(222,822,254)	(215,247,221)
Total Stockholders' Deficit	(3,886,186)	(1,958,945)
Total Liabilities and Stockholders' Deficit	$3,214,074	$3,236,115

The accompanying notes are an integral part of these financial statements.

Clean Coal Technologies, Inc.
Statements of Operations

	Years Ended
	December 31,
	2014	2013

License Fee Revenue	$-	$-

Operating Expenses:
General and administrative	2,208,412	2,575,412
Consulting services	1,469,934	3,773,422

Loss from Operations	(3,678,346)	(6,348,834)

Other Income (Expenses):
Interest expense	(2,179,235)	-
Loan default and standstill expense	(273,264)	-
Loss on extinguishment of debt	-	(9,578)
(Loss)/Gain on change in fair value of derivative liabilities	(1,444,188)	30,213
Total Other (Expenses) Income	(3,896,687)	20,635

Net loss	$(7,575,033)	$(6,328,199)

Net loss per share - basic and diluted	$(0.22)	$(0.25)

Weighted average common shares outstanding - basic and diluted	33,797,751	25,177,899

The accompanying notes are an integral part of these financial statements.

Clean Coal Technologies, Inc.
Statements of Changes in Stockholders' Deficit
Years Ended December 31, 2014 and 2013

			Additional		Stockholders'
	Common Stock		Paid-In	Accumulated	Equity
	Shares	Amount	Capital	Deficit	(Deficit)
Balances at December 31, 2012	24,316,218	$243	$209,974,509	$(208,919,022)	$1,055,730

Common stock issued for services	433,143	4	766,952	-	766,956
Common stock issued for cash	812,381	8	842,492	-	842,500
Common stock issued with debt	292,432	3	182,189	-	182,192
Common stock issued for conversion of debt	68,027	1	39,999	-	40,000
Amortization of stock compensation	-	-	1,142,634	-	1,142,634
Options expense	-	-	356,209	-	356,209
Warrants issued with debt	-	-	21,181	-	21,181
NonEmployee options reclassified as derivative liabilities	-	-	(78,789)	-	(78,789)
Resolution of derivative liabilities	-	-	40,641	-	40,641
Net Loss	-	-	-	(6,328,199)	(6,328,199)
Balances at December 31, 2013	25,922,202	$259	$213,288,017	$(215,247,221)	$(1,958,945)
Common stock issued for services	1,851,428	19	639,847	-	639,866
Common stock issued for conversion of debt	9,736,826	97	1,497,948	-	1,498,045
Common stock issued for accrued liabilities	5,132,753	51	1,539,775	-	1,539,826
Common stock issued with debt	21,429	-	8,319	-	8,319
Common stock returned to the Company and cancelled	(2,270,887)	(22)	22	-	-
Reclassification of warrants as derivative liabilities	-	-	(6,026)	-	(6,026)
Options expense	-	-	19,494	-	19,494
Resolution of derivative liabilities	-	-	1,685,616	-	1,685,616
Forgiveness of related party accounts payable	-	-	262,652	-	262,652
Net loss	-	-	-	(7,575,033)	(7,575,033)
Balances at December 31, 2014	40,393,751	$404	$218,935,664	$(222,822,254)	$(3,886,186)

The accompanying notes are an integral part of these financial statements.

Clean Coal Technologies, Inc.
Statements of Cash Flows

	Years Ended
	December 31,
	2014	2013
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(7,575,033)	$(6,328,199)
Adjustment to reconcile net loss to net cash used in operating activities:
Depreciation expense	-	128
Amortization of debt discounts	2,115,956	-
Write-off of other current assets	-	450
Write-off of loan commitment fees	-	157,500
Loan default and standstill expense	273,264	-
Stock-based compensation	639,866	1,909,590
Options expense	19,494	356,209
Loss on extinguishment of debt	-	9,578
Loss/(Gain) on change in fair value of derivative liability	1,444,188	(30,213)
Changes in operating assets and liabilities:
Prepaid expenses and other current assets	-	62,079
Accounts payable	228,531	336,417
Accrued expenses	1,701,751	1,174,298
Net Cash Used in Operating Activities	(1,151,983)	(2,352,163)

CASH FLOWS FROM INVESTING ACTIVITIES:
Cash paid for construction in progress	(12,471)	(2,626,556)
Net Cash Used in Investing Activities	(12,471)	(2,626,556)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from the sale of stock	-	842,500
Cash paid for loan commitment fees	-	(157,500)
Borrowings on debt	15,527	492,688
Payments on debt	(35,530)	(59,500)
Borrowings on convertible debt, net of face discounts and lender fees	1,249,500	1,300,782
Payments on related party convertible debt	(79,250)	-
Borrowings on related party debt	29,017	50,731
Payments on related party debt	(49,322)	(30,427)
Net Cash Provided by Financing Activities	$1,129,942	2,439,274

NET CHANGE IN CASH AND CASH EQUIVALENTS	(34,512)	(2,539,445)
CASH AND CASH EQUIVALENTS - beginning of period	35,642	2,575,087
CASH AND CASH EQUIVALENTS - end of period	$1,130	$35,642

The accompanying notes are an integral part of these financial statements.

Clean Coal Technologies, Inc.
Statements of Cash Flows
(continued)

	Years Ended
	December 31,
	2014	2013

SUPPLEMENTAL DISCLOSURES:
Cash paid for interest	$-	$-
Cash paid for income taxes	-	-

NON-CASH INVESTING AND FINANCING ACTIVITIES:
Derivative liabilities recorded as debt discounts	$1,245,816	$347,346
NonEmployee options reclassified as derivative liabilities	-	78,789
Resolution of derivative liabilities	1,685,616	40,641
Common stock issued with debt	8,319	182,192
Warrants issued with debt	-	21,181
Accrued interest converted to debt	-	5,780
Common stock issued for debt and accrued interest	1,498,045	40,000
Capitalized interest	-	301,453
Construction in progress fees accrued	-	272,464
Discounts due to warrants issued with debt	400,000	-
Common stock issued for accounts payable	1,539,826	-
Reclassification of warrants as derivative liabilities	6,026	-
Return of shares	22	-
Forgiveness of accounts payable to related party	262,652	-

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

Revenue Recognition

The Company generated revenue in 2012 related to license fees received for the use of its technology. The license fee revenue requires no continuing performance on the Company’s part and is recognized upon receipt of the licensing fee and grant of the license.

During 2012, the Company granted a 25-year technology license agreement for a one-time license fee of $750,000. The first installment of the license fee $375,000 has been collected pursuant to the signing of a coal testing plant construction contract and the balance of $375,000 will be due upon the successful testing of the coal testing plant, estimated to be in the fourth quarter of 2015. In addition, under the technology license agreement, the Company will receive an on-going royalty fee of $1 per metric ton on all coal processed using the technology, up to $4,000,000 per annum. No revenue has been earned in 2013 or 2014.

The Company applies the provisions of ASC 605 which provides guidance on the recognition, presentation, and disclosure of revenue in financial statements filed with the SEC. ASC 605 outlines the basic criteria that must be met to recognize revenue and provides guidance for disclosure related to revenue recognition policies. In general, the Company recognizes revenue when (i) persuasive evidence of an arrangement exists, (ii) delivery has occurred or services have been rendered, (iii) the fee is fixed or determinable, and (iv) collectability is reasonably assured.

Net Loss per Common Share

Basic net loss per share is computed on the basis of the weighted average number of common shares outstanding during each year. Diluted net loss per share is computed similar to basic net loss per share except that the denominator is increased to include the number of additional common shares that would have been outstanding if the potential common shares had been issued and if the additional common shares were dilutive. In periods where losses are reported, the weighted-average number of common stock outstanding excludes common stock equivalents, because their inclusion would be anti-dilutive.

The total number of potential additional dilutive instruments outstanding for all periods presented was none since the Company had net losses for all periods presented and had no additional potential common shares that have an anti-dilutive effect.

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

Property and Equipment

Property and equipment consists of furniture and fixtures and computer equipment, recorded at cost, depreciated upon placement in service over estimated useful lives ranging from three to five years on a straight-line basis. As of December 31, 2014 and 2013, Clean Coal had property and equipment of $0 and $0, respectively. Expenditures for normal repairs and maintenance are charged to expense as incurred. Depreciation expense for the years ended December 31, 2014 and 2013 totaled $0 and $128.

Construction in Process

Construction in progress is stated at cost, which includes the costs of construction and other direct costs attributable to the construction. No provision for depreciation is made on construction in progress until such time as the relevant assets are completed and put into use. Interest on the borrowings related to construction is capitalized in accordance with FASB ASC 835-20. During the year ended December 31, 2013, the interest that was capitalized totaled $301,453. During 2014, the company suspended construction due to a lack of capital. No interest was capitalized during 2014 in accordance with FASB ASC 835-20-25-4. Interest capitalization will resume in 2015 when the construction activities were resumed.

Impairment of Long Lived Assets

In the event facts and circumstances indicate the carrying value of a long-lived asset, including associated intangibles, may be impaired, an evaluation of recoverability is performed by comparing the estimated future undiscounted cash flows associated with the asset to the asset's carrying amount to determine if a write-down to market value or discounted cash flow is required. There was no impairment recorded during the years ended December 31, 2014 and 2013.

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

Stock-based Compensation

FASB ASC 718 established financial accounting and reporting standards for stock-based employee compensation plans. It defines a fair value based method of accounting for an employee stock option or similar equity instrument. Clean Coal accounts for stock-based compensation to employees in accordance with FASB ASC 718. Clean Coal accounts for share based payments to non-employees in accordance with FASB ASC 505-50.

Recently Issued Accounting Pronouncements

The Company does not expect the adoption of any recently issued accounting pronouncements to have a significant impact on its financial position, results of operations or cash flows.

NOTE 3: GOING CONCERN

The accompanying financial statements have been prepared on a going concern basis of accounting which contemplates continuity of operations, realization of assets, liabilities, and commitments in the normal course of business. The accompanying financial statements do not reflect any adjustments that might result if the Clean Coal is unable to continue as a going concern. Clean Coal has a working capital deficit as of December 31, 2014 and has generated recurring net losses since inception. Management believes Clean Coal will need to raise capital in order to operate over the next 12 months. Clean Coal’s continuation as a going concern is dependent upon its ability to generate sufficient cash flow to meet its obligations on a timely basis and ultimately to attain profitability. Clean Coal has limited capital with which to pursue its business plan. There can be no assurance that Clean Coal’s future operations will be significant and profitable, or that Clean Coal will have sufficient resources to meet its objectives. These conditions raise substantial doubt as to Clean Coal’s ability to continue as a going concern. Management may pursue either debt or equity financing or a combination of both, in order to raise sufficient capital to meet Clean Coal’s financial requirements over the next twelve months and to fund its business plan. There is no assurance that management will be successful in raising additional funds.

NOTE 4: CONSTRUCTION IN PROGRESS

Construction in progress of $3,212,944 and $3,200,473 as of December 31, 2014 and 2013 consists of the first payments made during February 2013 of $2,000,000 and additional costs incurred through March, 2014 related to the construction of a 2-ton/hour test plant in Oklahoma. The total cost of the project, including testing to take place at a designated site in Oklahoma, is estimated at $6,000,000. Commissioning of the coal testing plant is expected during the fourth quarter of 2015.

NOTE 5: RELATED PARTY TRANSACTIONS

Accounts payable to related parties

During September 2014, the previously unpaid services provided by a former Officer and Director of the Company totaling $262,652 was removed as a liability through mutual consent and with no financial settlement required by Clean Coal Technologies Inc. The forgiveness of the accounts payable was recorded as a capital contribution. The outstanding balance of accounts payable to related parties was $0 and $262,652 as of December 31, 2014 and December 31, 2013, respectively.

Accruals for salary and bonuses to officers and directors are included in accrued liabilities in the balance sheet and totaled $1,998,274 and $1,552,142 as of December 31, 2014 and 2013, respectively.

Debt and convertible debt owed to related parties

At December 31, 2013, debt owed to related parties, net of unamortized discounts, totaled $20,198 as follows:

On September 30, 2013, Clean Coal borrowed $40,000 from its CEO, Robin Eves, on an unsecured, one year note maturing September 30, 2014. In connection with the note, Mr. Eves was issued 28,571 common shares with a relative fair value of $19,747 recorded as a discount on the note of which $19,640 was amortized during the year ended December 31, 2013. A total of $30,427 was paid on the note during the period ended December 31, 2013, leaving a balance of $9,573.

On December 31, 2013, Clean Coal borrowed $10,731 from its COO, Ignacio Ponce de Leon, on an unsecured note bearing no interest for 12 months and 10% thereafter. The note is due on demand.

During the year ended December 31, 2014, the company borrowed an aggregate of $29,017 from Officers and Directors and issued 21,429 common shares in connection with the borrowings. The relative fair value of the shares was determined to be $8,319 and was recorded as a discount to the associated note and was fully amortized to interest expense during the year ended December 31, 2014. As of December 31, 2014 and December 31, 2013, the aggregate outstanding balance of note payable to Officers and Directors was $0 and $20,198, respectively, net of unamortized discounts of $0 and $107, respectively. The Company made payments totaling $49,322 on related party debt during the year ended December 31, 2014. The notes are unsecured, bear interest between 0% and 10% per annum and are due on demand. Aggregate amortization of debt discounts on related party debt for the year end December 31, 2014 was $8,426.

Return and cancellation of common stock

During the year ended December 31, 2014, management returned and cancelled a total of 2,270,887 common shares back to the Company.

NOTE 6: DEBT

Convertible Debt

2013

On July 30, 2013, a $90,000 note issued in 2012 was modified whereby the interest rate was removed, accrued interest of $5,780 was converted to principal, a one-time fee of 10% ($9,578) was added to the principal, the maturity date was changed to March 1, 2014 and a conversion option was added. Under the terms of the conversion option, the note becomes convertible into common stock on October 8, 2013 at the lower of $0.05 or 75% of the lowest trading price during the 20 days preceding the date of conversion. The Company evaluated this modification under ASC 470-50 and determined that the modification qualified as an extinguishment of debt due to a substantive conversion option being added. A loss on extinguishment of debt of $9,578 was recognized during the year ended December 31, 2013. On October 8, 2013, this note became convertible and was accounted for as a derivative liability under ASC 815 (see Note 7). During 2013, $40,000 of this note was converted into an aggregate of 68,027 common shares.

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

In November 2013 the Company entered into a promissory note to borrow up to $445,000 (with an original issue discount of $40,000). The note is unsecured, bears interest at 12% after 12 months and matures 1 year from the date of each borrowing. The note becomes convertible into common stock 90 days after each borrowing at 75% of the average of the 3 lowest closing bid prices during the 20 trading days preceding the date of conversion. During the year ended December 31, 2013, the Company borrowed $400,000 under this note. In connection with the borrowings, the Company incurred an original issue discount of $40,000 and paid lender fees of $5,000 resulting in an aggregate principal amount of $445,000. These were recorded as a discount on the note and are being amortized to interest expense over the life of the note. During the year ended December 31, 2013, amortization of $3,836 was recorded against these discounts. This note becomes convertible on February 24, 2014. In connection with the note, the Company issued the lender an aggregate of 310,863 common stock warrants. The warrants are exercisable immediately at $1.75 per share and expire on November 30, 2018. These warrants were accounted for as derivative liabilities under ASC 815 (see Note 7). The fair value of the warrants of $292,148 was recorded as a debt discount which is being amortized to interest expense over the life of the note. During the year ended December 31, 2013, amortization of $28,014 was recorded against this discount.

In December 2013 the Company entered into a promissory note to borrow up to $135,500 (with an original issue discount of $12,000). The note is unsecured, bears interest at 8% per annum and matures 1 year from the date of each borrowing. The note becomes convertible into common stock 180 days after each borrowing at the lower of $0.05 or a 25% discount to the average reported sale price of common stock for the 20 trading days preceding the date of conversion. During the year ended December 31, 2013, the Company borrowed $120,000 under this note. In connection with the borrowings, the Company incurred an original issue discount of $12,000 and paid lender fees of $3,500 resulting in an aggregate principal amount of $135,500. These were recorded as a discount on the note and are being amortized to interest expense over the life of the note. This note becomes convertible on June 6, 2014. In connection with the note, the Company issued the lender an aggregate of 38,571 common stock warrants. The warrants become exercisable on June 4, 2014 at $1.75 per share and expire on June 4, 2017. The relative fair value of the warrants of $21,181 was recorded as a debt discount which is being amortized to interest expense over the life of the note. During the year ended December 31, 2013, amortization of $1,451 was recorded against this discount.

As of December 31, 2013, the Company had outstanding convertible notes payable of $1,084,382, net of unamortized discounts of $374,091.

During the year ended December 31, 2013, the Company paid loan commitment fees of $157,500 in connection with the negotiation of a loan. As of December 31, 2013, the loan had not closed and the loan commitment fees were expensed.

2014

Through the year ended December 31, 2014, the company borrowed an aggregate of $1,249,500, net of original issue discounts of $305,940, under convertible notes payable and issued an aggregate of 9,736,826 common shares for the conversion of $1,948,045 in convertible debt and accrued interest. Through the year ended December 31 2014, the company repaid two convertible notes totaling $79,250. As of December 31, 2014, the Company had outstanding convertible notes payable of $1,500,765, net of unamortized discounts of $246,615. The outstanding convertible notes of the Company are unsecured, bear interest between 8% and 12% per annum, mature between October 2014 and March 2015 and are convertible at variable rates between 58% and 75% of the quoted market price of the Company’s common stock. All notes that were convertible during the year ended December 31, 2014 were accounted for as derivative liabilities (see Note 7). Aggregate amortization of the debt discounts on convertible debt for the year ended December 31, 2014 was $2,079,232. In December 2014, the Company entered into standstill agreements with certain of the noteholders preventing conversion for a period of 120 days. In addition, the Company defaulted on certain of its convertible notes during 2014. The standstill agreement and loan defaults resulted in an aggregate increase to the outstanding principal balance on its convertible debt of $273,264. The Company recognized a loss on loan default and standstill expense of $273,264 during 2014.

Nonconvertible Debt

2013

Between May and September 2013, the Company issued promissory notes with an aggregate principal amount of $457,688. The notes are unsecured, bear no interest and mature between on demand and March 3, 2014. In connection with $279,405 of these borrowings, the Company issued the consultant an aggregate of 263,861 common shares. The relative fair value of these shares was determined to be $162,445 and it was recorded as a discount to the debt which is being amortized over the life of the notes using the effective interest rate method. During the year ended December 31, 2013, aggregate amortization of $134,147 was recognized on these discounts. $59,500 was repaid on this note during 2013. As of December 31, 2013, the outstanding principal balance on these notes was $398,188.

During October 2013, the Company borrowed $35,000.  The note is unsecured, bears no interest and matures on October 31, 2014. As of December 31, 2013, the outstanding principal balance under this note was $35,000.

As of December 31, 2013, the Company had outstanding notes payable to third parties of $413,185, net of unamortized discounts of $0.

2014

During the year ended December 31, 2014, the Company borrowed an aggregate of $15,527 under notes payable to third parties and made aggregate cash payments of $35,530 on third party notes payable. As of December 31, 2014, the Company had outstanding notes payable to third parties of $413,185, net of unamortized discounts of $0. The notes payable of the Company are unsecured, bear no interest and are due on demand. Aggregate amortization of the debt discounts on third party notes payable for the year ended December 31, 2014 was $28,298.

Outstanding notes payable and convertible notes payable consisted of the following as of December 31, 2014 and 2013:

	December 31,
Name	2014	2013
Convertible Debt:
Note 1	$-	$65,358
Note 2	148,986	223,333
Note 3	-	234,282
Note 4	-	300,000
Note 5	46,108	55,000
Note 6	324,495	445,000
Note 7	-	135,500
Note 8	8,913	-
Note 9	16,477	-
Note 10	200,000	-
Note 11	100,000	-
Note 12	631,251	-
Note 13	92,400	-
Note 14	78,750	-
Note 15	50,000	-
Note 16	50,000	-
Total	1,747,380	1,458,473
Unamortized discount	(246,615)	(374,091)
Net	$1,500,765	$1,084,382

Nonconvertible Debt:
Note 17	$35,000	$35,000
Note 18	378,185	398,188
Total	413,185	433,188
Unamortized discount	-	(28,298)
Net	$413,185	$404,890

NOTE 7: DERIVATIVE LIABILITIES

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

As a result of this convertible note outstanding, an aggregate of 142,857 previously issued nonemployee common stock options became tainted under ASC 815 and were reclassed from equity to derivative liability. The fair value of these options on the date they became tainted was estimated using the Black-Scholes option pricing model and was determined to be $78,789. On December 31, 2013, the fair value of these tainted options was determined to be $57,389 resulting in a gain on the change in fair value of derivative liabilities of $21,400 for the year ended December 31, 2013.

During November 2013, the Company issued 310,863 common stock warrants in connection with a note payable. The common stock warrants are required to be accounted for as derivative liabilities under ASC 815. The fair value of these warrants on the date of issuance was estimated using the Black-Scholes option pricing model and was determined to be $292,148. This fair value was recorded as a discount to the associated debt. On December 31, 2013, the fair value of these warrants was determined to be $260,917 resulting in a gain on the change in fair value of derivative liabilities of $31,231 for the year ended December 31, 2013.

As of December 31, 2013, the aggregate fair value of the outstanding derivative liabilities was $355,281.

During the year ended December 31, 2014, additional convertible notes with an aggregate principal amount of $2,894,069 became convertible. The fair value of the conversion options associated with these notes was determined to be $2,464,135 of which $1,245,816 was recorded as a discount to the notes and $1,218,319 was expensed as a loss on derivative liabilities. Also during year ended December 31, 2014, an additional 38,571 previously issued common stock warrants became tainted under ASC 815. The fair value of these warrants was determined to be $6,026 and was reclassed from equity to derivative liabilities.  In addition, during the year ended December 31, 2014, the Company granted 4,180,000 warrants with convertible debt. These warrants are tainted under ASC 815. The fair value of these warrants associated with the notes was determined to be $855,440 of which $400,000 was recorded as a discount to the notes and $455,440 was expensed as a loss on derivative liabilities. Also during the year ended December 31, 2014, convertible notes with an aggregate principal amount of $1,460,547 and accrued interest of $37,498 were converted into common shares. The fair value of the derivative liabilities associated with these converted notes was determined to be $1,685,616 on the dates of conversion. This amount was reclassified from derivative liabilities to stockholder’s deficit as resolution of derivative liabilities. As of December 31, 2014, the aggregate fair value of the outstanding derivative liabilities was $1,550,703. For the year ended December 31, 2014, the net loss on derivative liabilities was $1,444,188.

The Company estimated the fair value of the derivative liabilities using the Black-Scholes option pricing model and the following key assumptions during 2014 and 2013

	2014	2013
Expected dividends	-%	-%
Expected term (years)	0.01 – 1.00	0.17 – 5.01
Volatility	171% - 223%	105% - 155%
Risk-free rate	0.01% - 0.25%	0.09% - 1.34%

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

The following table sets forth by level with the fair value hierarchy the Company’s assets and liabilities measured at fair value as of December 31, 2014 and 2013:

	Level 1	Level 2	Level 3	Total
December 31, 2014:
Derivative liabilities	$-	$-	$1,765,695	$1,765,695

December 31, 2013:
Derivative liabilities	$-	$-	$355,281	$355,281

The below table presents the change in the fair value of the derivative liabilities during the years ended December 31, 2014 and 2013:

Fair value as of December 31, 2012	$-
Fair value on the date of issuance	426,135
Resolution of derivatives	(40,641)
Gain on change in fair value of derivatives	(30,213)
Fair value as of December 31, 2013	355,281
Fair value on the date of issuance recorded as debt discounts	1,645,816
Fair value on the date of issuance recognized as loss on derivatives	1,673,759
Fair value on the date of issuance reclassified from equity	6,026
Resolution of derivatives	(1,685,616)
Gain on change in fair value of derivatives	(229,571)
Fair value as of December 31, 2014	$1,765,695

NOTE 8: EQUITY TRANSACTIONS

Common Stock

2013

On November 26, 2013 the Company entered into a two year executive employment agreement with Aiden Neary under which Mr. Neary was granted an aggregate of 285,714 common shares. 142,857 of the shares vest on the date of grant and 142,857 of the shares vest on November 26, 2014. The issuance of the shares is contingent upon the Company completing a reverse split of the common stock of the Company which was effected in April 2014. The fair value of the award was determined to be $300,000 and is it being recognized over the vesting period. The Company recognized $164,384 as amortization of stock compensation under this award during 2013.

During the year ended December 31, 2013, the Company granted stock awards to various employees and directors consisting of an aggregate of 800,000 common shares. The awards vest immediately, but the issuance of the shares is contingent upon the Company completing a reverse split of the common stock of the Company which was approved in May 2013. The aggregate fair value of these awards was determined to be $978,250 and it was recognized as amortization of stock compensation during the year ended December 31, 2013.

In addition to the stock awards described above, during the year ended December 31, 2013, Clean Coal issued an aggregate of 433,143 common shares for services values at $766,956, 292,432 common shares with debt valued at $182,192, 68,027 common shares for the conversion of debt valued at $40,000 (see Note 6), and issued 812,381 common shares for cash proceeds of $842,500.

2014

In April 2014, the Company effected a 35 to 1 reverse stock split. The Company also amended its authorized common shares on the same day to be 45,000,000 common shares. All share and per share amounts herein have been retroactively restated to reflect the split.

During the year ended December 31, 2014, the Company issued an aggregate of 9,736,826 common shares for the conversion of convertible debt and accrued interest of $1,498,045.

During the year ended December 31, 2014, the Company issued an aggregate of 1,851,428 common shares for services rendered valued at $639,866.

During the year ended December 31, 2014, the company borrowed an aggregate of $29,017 from Officers and Directors and issued 21,429 common shares in connection with the borrowings. The relative fair value of the shares was determined to be $8,319 and was recorded as a discount to the associated note and was fully amortized to interest expense during the year ended December 31, 2014.

During the year ended December 31, 2014, the Company issued an aggregate of 5,132,753 common shares to accrued liabilities to certain directors and third parties of $1,539,826. The fair value of the shares was determined to be $1,539,826.

During the year ended December 31, 2014, management returned a total of 2,270,887 common shares back to the Company which were cancelled.

On November 1, 2014, Aiden Neary forfeited his right to the 142,857 shares granted to him on November 26, 2013 which were going to vest on November 26, 2014. In connection with the forfeiture, the Company reversed an aggregate of $14,384 that was previously expensed under the award in 2013.

Options

On March 22, 2013, Clean Coal granted a consultant an aggregate of 28,571 common stock options which have a term of 3 years and the following exercise prices and vesting terms: 11,429 options are exercisable at $5.25 per share and vest on March 22, 2013, 8,571 options are exercisable at $8.75 per share and vest on July 1, 2013 and 8,571 options are exercisable at $12.25 per share and vest on July 1, 2013. The fair value of these options was determined to be $31,307 using the Black-Scholes Option Pricing Model. The significant assumptions used in the model include (1) discount rate of 0.39%, (2) expected term of 3 years (3) expected volatility of 126.53% and (4) zero expected dividends. $31,307 was expensed during the year ended December 31, 2013.

On May 9, 2013, the Company awarded two engineering consultants 28,571 common stock options each which have a term of 5 years, are exercisable at $1.75 per share and vest on December 31, 2013. The aggregate fair value of these options was determined to be $68,432 using the Black-Scholes Option Pricing Model. The significant assumptions used in the model include (1) discount rate of 0.75%, (2) expected term of 3.15 years (3) expected volatility of 125.16% and (4) zero expected dividends. $68,432 was expensed during the year ended December 31, 2013.

During 2013, officers voluntarily returned for cancellation an aggregate of 457,143 previously granted options that had not vestd yet. In 2014, an officer voluntarily returned for cancellation 228,571 previously granted options that were fully vested on June 30, 2013.

There were no common stock options issued during the year ended December 31, 2014.

Aggregate options expense was $19,494 and $356,209 during 2014 and 2013, respectively. As of December 31, 2014, there was no unamortized options expense.

The following table presents the stock option activity during the years ended December 31, 2014 and 2013:

		Weighted
		Average
	Options	Exercise Price
Outstanding - December 31, 2012	1,314,286	$7.76
Granted	85,713	3.97
Forfeited/canceled	(457,143)	12.25
Exercised	-	-
Outstanding - December 31, 2013	942,857	$5.24
Granted	-	-
Forfeited/canceled	(228,571)	7.00
Exercised	-	-
Outstanding - December 31, 2014	714,286	$4.68

Exercisable – December 31, 2013	885,714	$5.24
Exercisable – December 31, 2014	714,286	$4.68

The weighted average remaining life of the outstanding options as of December 31, 2014 was 4.48 years and the intrinsic value of the exercisable options as of December 31, 2014 was $0.

The weighted average remaining life of the outstanding options as of December 31, 2013 was 5.25 years and the intrinsic value of the exercisable options as of December 31, 2013 was $0.

Common Stock Warrants

In November 2013, the Company issued a lender an aggregate of 310,863 common stock warrants in connection with a note payable. The warrants are exercisable immediately at $1.75 per share and expire on November 30, 2018. These warrants were accounted for as derivative liabilities under ASC 815 (see Note 7). The fair value of the warrants of $292,148 was recorded as a debt discount which is being amortized to interest expense over the life of the note. The fair value was determined using the Black-Scholes Option Pricing Model. The significant assumptions used in the model include (1) discount rate of 1.34%, (2) expected term of 5.01 years (3) expected volatility of 154% and (4) zero expected dividends.

In December 2013, the Company issued a lender an aggregate of 38,571 common stock warrants in connection with a note payable. The warrants become exercisable on June 4, 2014 at $$1.75 per share and expire on June 4, 2017. The relative fair value of the warrants of $21,181 was recorded as a debt discount which is being amortized to interest expense over the life of the note. The fair value was determined using the Black-Scholes Option Pricing Model. The significant assumptions used in the model include (1) discount rate of 0.64%, (2) expected term of 3.5 years (3) expected volatility of 123% and (4) zero expected dividends.

During the year ended December 31, 2014, the Company granted 4,180,000 warrants with convertible debt. These warrants are tainted under ASC 815. The fair value of these warrants associated with the notes was determined to be $855,440 of which $400,000 was recorded as a discount to the notes and $455,440 was expensed as a loss on derivative liabilities (see Note 7).

The following table presents the stock warrant activity during the year ended December 31, 2014:

		Weighted
		Average
	Warrants	Exercise Price
Outstanding - December 31, 2012	-	$-
Granted	349,434	1.75
Exercised	-	-
Outstanding - December 31, 2013	349,434	$1.75
Granted	4,180,000	0.50
Exercised	-	-
Outstanding – December 31, 2014	4,529,434	$0.60

Exercisable – December 31, 2014	310,863	$1.75
Exercisable – December 31, 2014	4,529,434	$0.60

The weighted average remaining life of the outstanding warrants as of December 31, 2014 and 2013 was 4.85 and 4.75 years, respectively. The intrinsic value of the exercisable warrants as of December 31, 2014 and 2013 was $0.

NOTE 9: INCOME TAXES

Clean Coal uses the liability method, where deferred tax assets and liabilities are determined based on the expected future tax consequences of temporary differences between the carrying amounts of assets and liabilities for financial and income tax reporting purposes. During 2014 and 2013, Clean Coal incurred net losses and, therefore, has no tax liability. The net deferred tax asset generated by the loss carry-forward has been fully reserved. The cumulative net operating loss carry-forward is $19,673,529 at December 31, 2014, and will begin to expire in the year 2025. Section 382 of the Internal Revenue code limits the use of net operating losses where a change of control has occurred. The Company has changed control multiple times since inception resulting in such limitations.

At December 31, 2014 and 2013, deferred tax assets consisted of the following:

	2014	2013
Net operating loss carry-forward	$6,885,735	$4,970,715
Valuation allowance	(6,885,735)	(4,970,715)
Net deferred tax asset	$-	$-

NOTE 10: OPERATING LEASES

Clean Coal has one operating lease for its executive offices in Manhattan, New York. Effective February 1, 2014, the lease is month to month, at a monthly rate of $3,571 per month.

NOTE 11: COMMITMENTS AND CONTINGENCIES

In August 2013, the Company entered into a consulting agreement with Consultants Worldwide, LLC. The agreement has a term of 1 year and under the terms of the agreement; the Company will be required to pay the consultant a fee of 5% of the gross funding amount of all fundings brought to the Company by the consultant. No fees became due under this agreement.

During October 2013, the Company entered into a 12 month consulting agreement for services related to business development in South Korea. The Company granted the consultant 28,571 fully vested common shares upon the signing of the agreement. Over the term of the agreement, the Company will pay a monthly cash retainer of $7,500. Upon any agreement brought by the consultant that results in future revenues, the Company will be required to issue the consultant 28,571 additional common shares. The Company will also be required to pay the consultant a fee of 5% and issue the consultant 28,571 or 57,142 common stock warrants for any funding transaction brought to the Company by the consultant in excess of $2,000,000 or $5,000,000, respectively.

Litigation

We were served with a Statement on or about January 23, 2013 in an international arbitration proceeding titled Beijing Deheng Law Firm v. Clean Coal Technologies, Inc., #x20230033, filed with the China International Economic and Trade Arbitration Commission (“CIETAC”). The Beijing Deheng Law Firm (“Deheng”) has filed a claim against the Company for alleged breach of a Settlement Agreement to pay legal fees and costs. As a result of the arbitration, in September 2013, CIETAC awarded the Deheng Law Firm approximately $146,000 representing legal fees, arbitration fees and costs, plus interest of $30,002. In July, 2014 the Company agreed with Deheng Law Firm to settle the outstanding balance for $176,002 to be paid over a scheduled period. As of December 31, 2014 the company had paid $100,000 of the outstanding balance leaving a remaining balance of $76,002 due to Deheng Law Firm that is expected to be paid in 2015. This amount was accrued as of December 31, 2014 and 2013.

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

We were named as a defendant in a lawsuit filed on or about October 19, 2009, in the 17th Judicial Circuit in and for Broward County, Florida, Case No. 09-56739 (09).  The suit is a dispute for damages arising from a breach of contract involving an unrelated company, but naming Clean Coal. On February 9, 2010, Clean Coal was successful in filing a motion to dismiss the Company and its then- President & CEO, Douglas Hague from this case. The case was re-filed under the same case number in November 2013 but dismissed without prejudice again in January 2014.

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

NOTE 12: SUBSEQUENT EVENTS

Equity

In January 2015, the company issued a total of 2,288,909 shares to Mr. Neary for services rendered and also in his efforts to support the financial situation of the company.

In January 2015, the company issued a total of 2,349,143 shares to Mr. Ponce deLeon for services rendered and also in his efforts to support the financial situation of the company.

In January 2015, the company issued a total of 3,556,286 shares to Mr. Eves for services rendered and also in his efforts to support the financial situation of the company.

In January 2015, the company issued a total of 330,000 shares to Mr. Younger for services rendered as a director.

In January 2015, the company issued a total of 234,000 shares to Mr. Lapomardo for services rendered for the company.

In February 2015, the company issued a total of 1,270,325 shares to extinguish a $50,000 outstanding note

In May 2015, the company issued a total of 550,000 shares to Olive Tree Investments for IR services.

In May 2015, the company issued a total of 275,000 shares to One Equity Research for research.

In July 2015, the company issued 73,529 shares to Cor Prominence as part of their agreement for IR coverage.

In August 2015, the company issued Mr. Ponce de Leon 2,000,000 shares as part of his retirement package from the company.

In August 2015, the company issued Mr. Eves 2,000,000 shares in recognition of achieving internal milestones regarding the test facility fabrication.

In August 2015, the company issued Mr. Neary 2,000,000 shares in recognition of achieving internal milestones regarding the test facility fabrication.

In August 2015, the company issued Mr. Eves and Mr. Neary 750,000 shares each upon renewing their employment contract.

In September 2015, the company issued 802 Investments a total of 550,000 shares as part of a $250,000 convertible note that was entered into in June 2015.

In September 2015, the company issued Olive Tree Investments a total of 550,000 shares for IR services.

In September 2015, the company issued One Equity Research 275,000 shares for research.

The total number of common shares issued in 2015 through to October 2015 was 19,802,192.

Debt

In January 2015, Mr. Neary issued a loan to the company for $50,000. This loan attracted 0% interest and was payable upon receipt of additional funding by the company. As of October 20, 2015, $47,200 was repaid to Mr. Neary leaving a balance of $2,800 outstanding.

In February 2015, the company entered into a 6 month 8% convertible note of $64,000. This note had legal fees of $3,500 attached to it. Net cash received by the company was $60,500. The note is convertible into common stock of the Company at a 42% discount to market based on the lowest three closing prices over the previous 10 day trading period.

In March 2015, the company entered into a 6 month 8% convertible note of $54,000. This note had legal fees of $3,500 attached to it. Net cash received by the company was $50,500. The note is convertible into common stock of the Company at a 42% discount to market price based on the lowest three closing prices over the previous 10 day trading period.

In March 2015, the company entered into a 2 month convertible note for $25,000. The note can be converted into common stock of the Company at $0.0825 per share.

In May 2015, the company entered into an umbrella funding agreement with Black Diamond Financial Group for a total of $5,000,000 scheduled to be paid to the company in various installments upon reaching predefined milestones. As of October 2015, Black Diamond Financial group has advanced $3,208,000. The terms of the deal is a 12% secured convertible note, convertible at $0.08 per share. This note also includes $0.10 warrant coverage on a one for one basis.

In June 2015, the company entered into a 6 month 12% convertible note. The note is convertible into common stock of the Company at a 35% discount to market based on the lowest traded price over a 20 day look back period. 550,000 common shares were issued in connection with the note.

In 2015 the company engaged in a buyback program of its outstanding convertible notes. In May 2015, the company bought back six convertible notes for a total of $179,417. The face value of these notes was $118,000. The interest incurred and early prepayment cost was $61,417. In June and July 2015, the company bought back six convertible notes for a total of $560,886. The outstanding balance on these notes was $433,124. The early prepayment cost to the company for buying back all six notes was $127,762. In September 2015 and October 2015, the company bought back the $250,000 8% convertible note issued in May 2015. Repayment of the note included a payment of $28,000 in interest and prepayment fee.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

There have been no changes in our independent accountants, MaloneBailey, LLP, or disagreements with them on matters of accounting or financial disclosure.

ITEM 9A. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

As of December 31, 2014, we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Exchange Act Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our financial disclosure controls and procedures were not effective due to our limited internal resources and lack of ability to have multiple levels of transaction review.

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

Management has assessed our internal control system in relation to criteria for effective internal control over financial reporting described in “Internal Control-Integrated Framework” issued by the Committee of Sponsoring Organizations (“COSO”) of the Treadway Commission. Based upon these criteria, we believe that, as of December 31, 2014, our system of internal control over financial reporting was not effective due to material weaknesses that were identified. The material weaknesses are caused by our limited internal resources and limited personnel.  We presently have only three officers. The material weaknesses include no segregation of duties within the Company, there is no management oversight, no control documentation being produced,  no one to review control documentation if it was being produced, and a lack of expertise in the application of generally accepted accounting principles in regard to the accounting and reporting of our derivative transactions.

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

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The executive officers and directors of the Company are as follows:

Name	Age	Position	Held Since
Robin T. Eves	63	CEO, President, Director	August 2010
Ignacio Ponce deLeon	64	COO, Director	April 2011
Edward Jennings	76	Chairman of the Board	September 2007
Scott Younger	73	Director	November 2013
Aiden Neary	43	CFO	November 2013

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

Ignacio Ponce deLeon was appointed as Chief Operating Officer and a member of the Board of Directors on April 1, 2011.  Mr. Ponce de Leon had been serving as Senior Advisor to the Board of Directors since August 2010.  Since January 2009, he has worked as an independent consultant to companies in the electric power industry and to a New York-based private equity fund. From August 2006 until December 2008, Mr. Ponce de Leon worked for Capital Advisory Partners as an Associate Partner.  From April1995 to January 2005, he worked at JP Morgan where he formed what became Wall Street’s leading fixed income research team covering corporations globally in Emerging Markets.  From February1992 to March 1995, he served as Vice President, Equities Research, at CS First Boston, covering the Carlos Slim Group in Mexico, Cemex, and the engineering construction sector. Prior to that, he served in various capacities at Chemical Bank (March 1984 to March 1987) and Bankers Trust Company (March 1987 to February 1992). Mr. Ponce de Leon began his professional life in November 1979 at the National Planning Department, Presidency of the Republic of Colombia where he worked on the $3 billion Carbocol/Exxon joint venture to develop Cerrejon, one of the largest coal mines in the world, annually exporting over 35 million tons of thermal coal.  Mr. Ponce deLeon was graduated from the London School of Economics (BSc. Econ, 1973) and from the Fletcher School of Law & Diplomacy (Tufts-Harvard, 1979) with an M.A.L.D.  He is fluent in Spanish and has working proficiency in Portuguese and French.

We believe that Mr. Ponce deLeon’s qualifications to serve on the Board of Directors include his over 30 years of professional experience advising companies in our industry, including over 25 years on Wall Street. In July, 2015 Mr Ponce deLeon retired from the company.

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

All directors will hold office until the next annual meeting of stockholders (currently expected to be held in the third quarter of 2015) and until their successors have been duly elected and qualified. There are no agreements with respect to the election of directors. Vacancies on the Board of Directors during the year may be filled by the majority vote of the directors in office at the time of the vacancy without action by the stockholders.

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

Board Committees

At this filing date, we do not have an audit committee, compensation committee or nominating committee. Our full Board currently performs the duties and responsibilities of such committees. Due to the size of the Company and due to the small number of directors that we had for 2014, we believed it was appropriate for the full Board to handle the responsibilities of these committees. It is our intention through 2015, as our Board increases in size, to introduce a number of committees.

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

Meetings of our Board of Directors

Our Board of Directors held 5 meetings during the fiscal year ended December 31, 2014 (including meetings conducted by telephone conferencing).  No director attended less than 75% of all board meetings during the fiscal year ended December 31, 2014. All current Board members and all nominees for election to the Board of Directors are encouraged to attend our annual meetings of stockholders, either in person or by teleconference.

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

Directors’ Compensation

In 2014, all meetings were via telephone conference . The Board plans one regularly scheduled meeting each fiscal quarter and may schedule additional meetings as necessary. For fiscal 2015, Dr. Younger will receive annual compensation as a director of $25,000 which will be paid only upon available cash flow. In addition, Dr. Younger received 28,572 common shares upon his appointment as a director.

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

Employment Agreements

We signed three year employment agreements effective July 1, 2012, with Robin Eves, as Chief Executive Officer and President, and Ignacio Ponce de Leon as Chief Operating Officer.  Mr. Eves will receive an annual salary of $395,000. Mr. Ponce de Leon will receive an annual salary of $370,000. Each officer was granted a signing bonus of 228,571  shares of the Company’s restricted common stock upon execution of the agreements. In addition, each officer was granted options to purchase 228,571  shares of the Company’s common stock at an exercise price of $0.70 per share, vesting on June 30, 2013 and exercisable until June 30, 2018, plus options to purchase 228,571 shares of the Company’s common stock at an exercise price of $7.00 per share, vesting on June 30, 2014 and exercisable until June 30, 2019. On November 26, 2013, we entered into a two year employment agreement with Mr. Neary. Mr. Neary will be compensated for his service with an annual salary of $250,000. Mr. Neary was also granted 142,857 common shares vesting on appointment, plus an additional 142,857 shares vesting on December 1, 2014 subject to continued employment on the vesting date, such shares contingent on the completion of a planned reverse split of the Company’s common stock as approved by our shareholders in May 2013.

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

In July,2015 Mr Ponce deLeon retired from the company.

Other Key Employees and Consultants

As at December 31, 2014 we have no other employees in the company.

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

SUMMARY COMPENSATION TABLE

Officers Name & Principal Position	Year	Salary ($)	Bonus ($)	Stock ($)	Option Awards ($)	All Other Compensation ($)	Total ($)
Robin Eves, Pres and CEO (1)	2014	395,000	250,000	-	-	-	645,000
	2013	395,000	200,000	264,747	-	-	859,747

Ignacio Ponce de Leon, COO from 4/11(2)	2014	350,000	250,000		-	-	600,000
	2013	350,000	200,000	245,000	-	-	795,000

Aiden Neary, CFO from 11/13(3)	2014	250,000	250,000				500,000
	2013	24,258	50,000	333,000	-	-	407,258

(1) On July 8, 2013, Robin Eves was issued 28,571 common shares in lieu of interest on loans made to the company. The value for these shares was $19,747. As a bonus for forbearance on payment of monthly fees, Mr. Eves was approved to receive 57,143 common shares on October 7, 2013. These shares had a value of $80,000 based upon $1.40 on the day that the shares were approved. Mr. Eves also received an approval for bonus shares for the year 2013 on December 4, 2013. The amount of shares approved was 142,857 shares with a value of $165,000 based upon $1.15 per share on the date of the approval. Through December 31, 2014, Robin eves returned 1,273,360 common shares back to the company. Mr Eves also returned 457,143 options back to the company that were previously awarded.

(2) On October 7, 2013 Mr. Ignacio Ponce De Leon was approved to receive 57,143 common shares which were given for forbearance on payment of monthly fees. These shares had a value of $80,000 based upon $1.40 on the day that the shares were approved. On December 4, 2013, Mr. Ponce De Leon was also approved to receive 142,857 shares of stock as a bonus for 2013. These shares had a value of $165,000 based upon $1.15 per share on the date of the approval. Through year ended December 31, 2014, Mr Ponce deLeon returned 500,000 common shares back to the company. Mr Ponce de Leon also returned 228,571 options back to the company that were previously awarded to him.

(3) On November 26, 2013 Aiden Neary signed a two year Executive Employment Agreement which called for 142,857 shares to be issued at the time of signing his agreement and 142,857 that vest 1 year after the date of grant. These shares were approved to be issued and the issuance was deferred until after the Company completes its planned common stock reverse.  The fair value of this award was determined to be $300,000 based upon $1.05 on the date of grant. Mr. Neary was approved to receive 28,571 shares of stock as a bonus for 2013 on December 4, 2013. These shares had a value of $33,000 based upon $1.15 per shares on the date of the approval. Through year ended December 31, 2015 Mr Neary returned 497,527 common shares back to the company. Mr. Neary also forfeited his right of the second tranche of 142,857 shares before vested.

OUTSTANDING EQUITY AWARDS AT FISCAL YEAR-END

           The following table shows outstanding grants of stock options and grants of unvested stock awards outstanding on the last day of the fiscal year ended December 31, 2014, to each of the executive officers named in the Summary Compensation Table.

	Option Awards				Stock Awards
Name	Number of Securities Underlying Unexercised Options Exercisable (#)	Number of Securities Underlying Unexercised Options Unexercisable (#)	Option Exercise Price ($)	Option Expiration Date	Number of Shares or Units of Stock That Have Not Vested (#)	MarketValue ofShares orUnits ofStock ThatHave NotVested ($)
Robin Eves	285,714		$1.05	8/1/2020
Ignacio Ponce de Leon	228,571		$7.00	06/30/2018

The following table sets forth, for the current year, the dollar value of all cash and non-cash compensation for the Company’s directors.

DIRECTOR COMPENSATION

Name	Year	Fees Earned or Paid in Cash ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Non Qualified Deferred Compensation Earnings	All Other Compensation ($)	Total ($)
Robin Eves	2014	-	-	-	-	-	-	-
Ignacio Ponce de Leon	2014	-	-	-	-	-	-	-
Ed Jennings	2014		-	-	-	-	-
Scott Younger(1)	2014	25,000	-	-	-	-	-

(1) Mr. Younger’s directors fees have been accrued

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth information, as of March 21, 2014, with respect to each person known by the Company to own beneficially more than 5% of the 40,399,999 shares of our issued and outstanding common stock, as well as the beneficial ownership of each director and officer and all directors and officers as a group. We are not aware of any present arrangements that could result in a change of control of the Company.  Except as otherwise indicated, each of the stockholders listed below has sole voting and investment power over the shares beneficially owned. Except as otherwise indicated, addresses are c/o Clean Coal Technologies, Inc., 295 Madison Avenue (12th Floor) New York, NY 10017.

Officers and Directors	Amount and Nature of Beneficial Ownership(1)	Percent of Class

Robin Eves, President, CEO, Director	864,287	2%
Ignacio Ponce de Leon, COO, Director	2,842,847	7%
Aiden Neary, CFO	0	0%
Edward Jennings, Director	82,793	0%
Scott Younger, Director	42,858	0%
All directors and officers as a group (5 persons)	3,832,785	9.5%

During 2014, Mr. Eves returned 1,273,360 common shares, Mr. Neary returned 497,527 common shares and Mr. Ponce deLeon returned 500,000 common shares back to the company that were previously awarded to them by the company for awards and for converting outstanding back salary.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Accounts payable to related parties

During September 2014, the previously unpaid services provided by a former Officer and Director of the Company totaling $262,652 was removed as a liability through mutual consent and with no financial settlement required by Clean Coal Technologies Inc. The forgiveness of the accounts payable was recorded as a capital contribution. The outstanding balance of accounts payable to related parties was $0 and $262,652 as of December 31, 2014 and December 31, 2013, respectively.

Accruals for salary and bonuses to officers and directors are included in accrued liabilities in the balance sheet and totaled $1,998,274 and $1,552,142 as of December 31, 2014 and 2013, respectively.

Debt and convertible debt owed to related parties

At December 31, 2013, debt owed to related parties, net of unamortized discounts, totaled $20,198 as follows:

On September 30, 2013, Clean Coal borrowed $40,000 from its CEO, Robin Eves, on an unsecured, one year note maturing September 30, 2014. In connection with the note, Mr. Eves was issued 28,571 common shares with a relative fair value of $19,747 recorded as a discount on the note of which $19,640 was amortized during the year ended December 31, 2013. A total of $30,427 was paid on the note during the period ended December 31, 2013, leaving a balance of $9,573.

On December 31, 2013, Clean Coal borrowed $10,731 from its COO, Ignacio Ponce de Leon, on an unsecured note bearing no interest for 12 months and 10% thereafter. The note is due on demand.

During the year ended December 31, 2014, the company borrowed an aggregate of $29,017 from Officers and Directors and issued 21,429 common shares in connection with the borrowings. The relative fair value of the shares was determined to be $8,319 and was recorded as a discount to the associated note and was fully amortized to interest expense during the year ended December 31, 2014. As of December 31, 2014 and December 31, 2013, the aggregate outstanding balance of note payable to Officers and Directors was $0 and $20,198, respectively, net of unamortized discounts of $0 and $107, respectively. The Company made payments totaling $49,322 on related party debt during the year ended December 31, 2014. The notes are unsecured, bear interest between 0% and 10% per annum and are due on demand. Aggregate amortization of debt discounts on related party debt for the year end December 31, 2014 was $8,426.

Return and cancellation of common stock

During the year ended December 31, 2014, management returned and cancelled a total of 2,270,887 common shares back to the Company.

Director Independence

Our Board is not subject to any independence requirements. However, our Board has reviewed the independence of its directors under the requirements set forth by the NASDAQ Stock Market. Messrs. Eves and Ponce de Leon are officers of the Company and therefore not deemed independent directors.  Dr. Jennings and Dr. Younger are deemed to be independent directors.

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES

Fees billed to the Company by MaloneBailey, LLP

	2014	2013
(1) Audit Fees	$80,000	$60,000
(2) Tax Fees	$-	$-
(3) Other Fees	$-	$-

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

/s/Robin Eves
Dated: October 27, 2015	Robin Eves CEO, President, Principal Executive Officer

Dated: October 27, 2015	/s/Aiden Neary
Aiden Neary CFO, Principal Financial Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities indicated on the 31st day of March 2014.

/s/Robin Eves	/s/Scott Younger
Robin Eves, CEO, President and Director	Scott Younger, Director

/s/Edward Jennings
Edward Jennings, Director