Form 10-Q
period 2015-03-31
Clean Coal Technologies Inc.
filed 2016-01-27
CIK 1445109

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

FORM 10-Q

(Mark One)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: March 31, 2015

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

Large accelerated filer  ☐         Accelerated filer  ☐         Non-accelerated filer  ☐         Smaller reporting company  ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).   Yes  ☐    No  ☒

The number of shares outstanding of Registrant’s Common Stock as of January 26, 2016:  60,410,229

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

Clean Coal Technologies, Inc.
Balance Sheets
(Unaudited)

	March 31,	December 31,
	2015	2014
ASSETS
Current Assets
Cash	$101	$1,130
Total Current Assets	101	1,130

Construction in progress	3,212,944	3,212,944
Total Assets	$3,213,045	$3,214,074

LIABILITIES AND STOCKHOLDERS' DEFICIT
Current Liabilities
Accounts payable	$1,039,090	$1,020,470
Accrued liabilities	2,663,782	2,400,145
Debt, net of unamortized discounts	413,185	413,185
Convertible debt, net of unamortized discounts	1,623,635	1,500,765
Debt owed to related parties, net of unamortized discounts	11,400	-
Derivative liabilities	2,414,809	1,765,695
Total Current Liabilities	8,165,901	7,100,260

Stockholders’ Deficit:
Common stock, $0.00001 par value; 150,000,000 shares authorized, 50,422,414 and 40,393,751 shares issued and outstanding, respectively	504	404
Additional paid-in capital	219,686,231	218,935,664
Accumulated deficit	(224,639,591)	(222,822,254)
Total Stockholders' Deficit	(4,952,856)	(3,886,186)
Total Liabilities and Stockholders' Deficit	$3,213,045	$3,214,074

The accompanying notes are an integral part of these unaudited financial statements.

Clean Coal Technologies, Inc.
Statements of Operations
(Unaudited)

	Three Months Ended
	March 31,
	2015	2014

Operating Expenses:
General and administrative	$325,806	$329,638
Consulting services	770,070	992,381

Loss from Operations	(1,095,876)	(1,322,019)

Other Income (Expenses):
Interest expense	(159,347)	(293,908)
Gain (loss) on change in fair value of derivative liabilities	(562,114)	24,126
Total Other Income (Expenses)	(721,461)	(269,782)

Net Loss	$(1,817,337)	$(1,591,801)

Net loss per share - basic and diluted	$(0.04)	$(0.06)

Weighted average shares outstanding - basic and diluted	49,682,999	26,043,478

The accompanying notes are an integral part of these unaudited financial statements.

Clean Coal Technologies, Inc.
Statement of Stockholders' Deficit
Three Months Ended March 31, 2015
(Unaudited)

			Additional
	Common Stock		Paid-In	Accumulated	Stockholders'
	Shares	Amount	Capital	Deficit	Deficit

Balances at December 31, 2014	40,393,751	$404	$218,935,664	$(222,822,254)	$(3,886,186)

Common stock issued for services	8,758,338	88	700, 579	-	700,667

Common stock issued for conversion of debt	1,270,325	12	49,988	-	50,000

Net loss	-	-	-	(1,817,337)	(1,817,337)

Balances at March 31, 2015	50,422,414	$504	$219,686,231	$(224,639,591)	$(4,952,856)

The accompanying notes are an integral part of these unaudited financial statements.

Clean Coal Technologies, Inc.
Statements of Cash Flows
(Unaudited)

	Three Months Ended
	March 31,
	2015	2014
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(1,817,337)	$(1,591,801)
Adjustment to reconcile net loss to net cash used in operating activities:
Depreciation expense	-	-
Amortization of debt discounts	148,870	278,933
Shares issued for services	700,667	671,949
Option expense	-	9,640
Gain on change in fair value of derivative liabilities	562,114	(24,126)
Changes in operating assets and liabilities:
Prepaid expenses and other current assets	-	-
Accounts payable	18,620	143,958
Accounts payable - related party	-	-
Accrued expenses	263,637	329,845
Net Cash Used in Operating Activities	(123,429)	(181,602)

CASH FLOWS FROM INVESTING ACTIVITIES:
Cash paid for construction in progress	-	(12,471)
Net Cash Used in Investing Activities	-	(12,471)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from the sale of common stock		-
Borrowings on debt		15,527
Borrowings on convertible debt, net of original issue discounts	111,000	167,000
Borrowings on related party debt	50,000	29,017
Payments on related party debt	(38,600)	-
Payments on debt	-	(20,000)
Net Cash Provided by Financing Activities	122,400	191,544

NET CHANGE IN CASH AND CASH EQUIVALENTS	(1,029)	(2,529)
CASH AND CASH EQUIVALENTS - beginning of period	1,130	35,642
CASH AND CASH EQUIVALENTS - end of period	$101	$33,113

SUPPLEMENTAL DISCLOSURES:
Cash paid for interest	$-	$1,089
Cash paid for income taxes	-	-

NON-CASH INVESTING AND FINANCING ACTIVITIES:
Common stock issued with debt	$-	$8,319
Common stock issued for conversion of debt	50,000	103,358
Resolution of derivative liabilities		101,632
Debt discounts due to derivative liabilities	87,000	308,244

The accompanying notes are an integral part of these unaudited financial statements.

Clean Coal Technologies, Inc.
Notes to Financial Statements
(Unaudited)

NOTE 1: BASIS OF PRESENTATION

The accompanying unaudited interim financial statements of Clean Coal Technologies, Inc. (“Clean Coal”) have been prepared in accordance with accounting principles generally accepted in the United States of America and the rules of the Securities and Exchange Commission, and should be read in conjunction with the audited financial statements and notes thereto contained in Clean Coal’s Annual Report on Form 10-K filed with the SEC. In the opinion of management, the accompanying unaudited interim financial statements reflect all adjustments, consisting of normal recurring adjustments, necessary to present fairly the financial position and the results of operations for the interim period presented herein. The results of operations for interim periods are not necessarily indicative of the results to be expected for the full year or for any future period. Notes to the financial statements which would substantially duplicate the disclosure contained in the audited financial statements for fiscal 2014 as reported in the Form 10K have been omitted.

NOTE 2: GOING CONCERN

The accompanying financial statements have been prepared on a going concern basis of accounting which contemplates continuity of operations, realization of assets, liabilities, and commitments in the normal course of business. The accompanying financial statements do not reflect any adjustments that might result if the Clean Coal is unable to continue as a going concern. Clean Coal has an accumulated deficit and a working capital deficit as of March 31, 2015 with no significant revenues anticipated for the near term. Management believes Clean Coal will need to raise capital in order to operate over the next 12 months. As shown in the accompanying financial statements, Clean Coal has also incurred significant losses since inception. Clean Coal’s continuation as a going concern is dependent upon its ability to generate sufficient cash flow to meet its obligations on a timely basis and ultimately to attain profitability. Clean Coal has limited capital with which to pursue its business plan. There can be no assurance that Clean Coal’s future operations will be significant and profitable, or that Clean Coal will have sufficient resources to meet its objectives. These conditions may raise doubt as to Clean Coal’s ability to continue as a going concern. Management may pursue either debt or equity financing or a combination of both, in order to raise sufficient capital to meet Clean Coal’s financial requirements over the next twelve months and to fund its business plan. There is no assurance that management will be successful in raising additional funds.

NOTE 3: CONSTRUCTION IN PROGRESS

Construction in progress of $3,212,944 as of March 31, 2015 consists of costs incurred related to the construction of a 2-ton/hour test plant in Oklahoma. The total cost of the project, including testing to take place at a designated site in Oklahoma, is estimated at $6,400,000 plus an additional $750,000 to move the plant to its permanent location. In May, 2015, the company secured adequate financing to complete the fabrication of the test facility and moved it to the testing site at AES in Oklahoma in September, 2015. In quarter four 2015, the test plant was commissioned and testing of the plant started. It is expected that testing will continue until March, 2016 when the company will move the plant to a permanent location.

NOTE 4: RELATED PARTY TRANSACTIONS

During the three months ended March 31, 2015, the company borrowed an aggregate of $50,000 from an officer. The note attracts 0% interest and is to be repaid when adequate funding is in place. During the three months to March 31, 2015 $38,600 was repaid of this loan leaving a balance of $11,400 outstanding as at March 31, 2015.

Accruals for salary and bonuses to officers and directors are included in accrued liabilities in the balance sheet and totaled $2,247,194 and $1,998,337 as of March 31, 2015 and December 31, 2014, respectively.

NOTE 5: DEBT

Convertible Debt

As of December 31, 2014, the Company had outstanding convertible notes payable of $1,500,765, net of unamortized discounts of $246,615. During the three months ended March 31, 2015, the Company borrowed an aggregate of $111,000, net of original issue discounts of $7,000, under convertible notes payable and issued an aggregate of 1,270,325 common shares for the conversion of $50,000 of convertible debt. As of March 31, 2015, the Company had outstanding convertible notes payable of $1,623,635 net of unamortized discounts of $191,745. The outstanding convertible notes of the Company are unsecured, bear interest between 8% and 12% per annum, mature between April 2014 and September 2015 and are convertible at variable rates between 55% and 75% of the quoted market price of the Company’s common stock. All notes that were convertible during the three months ended March 31, 2015 were accounted for as derivative liabilities (see Note 6). Aggregate amortization of the debt discounts on convertible debt for the three months ended March 31, 2015 was $148,870.

Nonconvertible Debt

As of March 31, 2015, the Company had outstanding notes payable to former affiliates of the Company of $413,185, net of unamortized discount of $0. There are no activities on nonconvertible debt during the three months ended March 31, 2015. The notes payable of the Company are unsecured, bear no interest and are due on demand.

NOTE 6: DERIVATIVE LIABILITIES

During 2014, notes issued by the Company became convertible and qualified as derivative liabilities under ASC 815. In addition, the outstanding nonemployee common stock options and outstanding common stock warrants became tainted and were required to be accounted for as derivative liabilities under ASC 815.

As of December 31, 2014, the aggregate fair value of the outstanding derivative liabilities was $1,765,695. As of March 31, 2015, the aggregate fair value of the outstanding derivative liabilities was $2,414,809. For the three months ended March 31, 2015, the net loss on the change in fair value of derivative liabilities was $562,114

The Company estimated the fair value of the derivative liabilities using the Black-Scholes option pricing model and the following key assumptions during 2015 and 2014:

	2015	2014
Expected dividends	-%	-%
Expected term (years)	0.25 – 4.42	0.01 – 4.67
Volatility	166% - 208%	130% - 223%
Risk-free rate	0.03% - 1.37%	0.01% - 1.82%

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

The following table sets forth by level with the fair value hierarchy the Company’s assets and liabilities measured at fair value as of March 31, 2015 and December 31, 2014:

	Level 1	Level 2	Level 3	Total
March 31, 2015:
Derivative liabilities – convertible debt	$-	$-	$2,152,692	$2,152,692
Derivative liabilities – warrants	-	-	259,412	259,412
Derivative liabilities – nonemployee options	-	-	2,705	2,705

December 31, 2014:
Derivative liabilities – convertible debt	$-	$-	$1,550,703	$1,550,703
Derivative liabilities – warrants	-	-	214,565	214,565
Derivative liabilities – nonemployee options	-	-	427	427

The below table presents the change in the fair value of the derivative liabilities during the three months ended March 31, 2015:

Fair value as of December 31, 2014	$1,765,695
Fair value on the dates of issuance recorded as debt discounts	87,000
Fair value on the dates of issuance recognized as loss on derivatives	25,921
Resolution of derivative liabilities	-
Change in fair value of derivatives	536,193
Fair value as of March 31, 2015	$2,414,809

NOTE 7: EQUITY TRANSACTIONS

Common Stock

During the three months ended March 31, 2015, the Company issued an aggregate of 1,270,325 common shares for the conversion of convertible debt of $50,000.

During the three months ended March 31, 2015, the Company granted an aggregate of 8,758,338 common shares to various employees and directors for services rendered. The aggregate fair value of these awards was determined to be $700,667 and it was recognized as stock compensation during the three months ended March 31, 2015.

On January 9, 2015, the Company increased its authorized common stock to 150,000,000 shares.

Options

A summary of stock option activity for the three months ended March 31, 2015 is as follows:

		Weighted
		Average
	Options	Exercise Price
Outstanding - December 31, 2014	714,286	$4.68
Granted	-	-
Forfeited/canceled	-	-
Exercised	-	-
Outstanding – March 31, 2015	714,286	$4.68

Exercisable – March 31, 2015	714,286	$4.68

The range of exercise prices and the weighted average remaining life of the outstanding options as of March 31, 2015 was $1.05 to $12.25 per share and 4.24 years, respectively. The intrinsic value of the exercisable options as of March 31, 2015 was $0.

Warrants

The following table presents the stock warrant activity during the three months ended March 31, 2015:

		Weighted
		Average
	Warrants	Exercise Price
Outstanding - December 31, 2014	4,529,434	$0.60
Granted	-	-
Forfeited/canceled	-	-
Exercised	-	-
Outstanding – March 31, 2015	4,529,434	$0.60

Exercisable – March 31, 2015	4,529,434	$0.60

The range of exercise prices and the weighted average remaining life of the outstanding warrants as of March 31, 2015 was $0.50 to $1.75 and 4.35 years, respectively. The intrinsic value of the exercisable warrants as of March 31, 2015 was $0.

NOTE 8: SUBSEQUENT EVENTS

From April 2015, through to January 2016, the company issued a further 9,437,815 shares of common stock for services rendered by both management and third parties.

From April 2015, through to January 2016, the company borrowed under a 6 month 12% convertible note from 802 Investments $250,000. The note is convertible at a 35% discount to market based on the lowest traded price over a 20 day look back period. 550,000 common shares were issued with this note. This note was bought back for a total cost of $278,000 in September and October 2015.

From April 2015, through to January 2016 the company bought back eight convertible notes for a total cost of $740,302

From April 2015, through to January 2016 the company engaged in a financing transaction with Black Diamond Financial Group for a total of $4,191,500 net of original issue discounts. The terms of the transaction is a 12% secured convertible notes, which enable Black diamond to convert into common stock shares at a fixed price of $0.08. The notes are also convertible into 3 year common stock warrants at a rate of $0.08 per warrant. The warrants will be exercisable at $0.10 per share.

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

Our third process, called Pristine-SA, is designed to eliminate 100% of the volatile matter in the feed coal and to achieve stable combustion by co-firing it with biomass or natural gas.  The idea is to produce a clean fuel that eliminates the need for emissions scrubbers and the corollary production of toxic coal ash.  We anticipate that treated coal that is co-fired with other energy resources will burn as clean as natural gas.

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

Pristine-M. Construction of the coal testing plant in Oklahoma was completed and testing of the plant commenced in December 2015. Further testing will continue through quarter one 2016 at what point we plan to move the test facility to a permanent location. As at March 31, 2015, we have paid $3,212,944 towards the plant construction and preparation work for the testing. It is estimated that a further $3,100,000 will be required to complete the fabrication and the testing of the plant at the AES coal powered utility in Oklahoma.

Pristine-SA process. Pristine SA process analysis is at a very early stage. Further research and development is expected post completion of the coal testing plant.

Business Outlook

·
Jindal Steel & Power expected to contract first commercial plant in the first quarter 2016 if the coal testing plant testing is positive.  Jindal plans to inspect prototype plant once testing is complete.

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

Results of Operations

The following information should be read in conjunction with the financial statements and notes appearing elsewhere in this Report. We have generated limited revenues from inception to date. We are also in preliminary discussions with companies, business groups, consortiums in the USA and Asia to license our technology, which, if successful, could realize limited short-term revenue opportunities from the signing of technology licensing agreements. Royalty revenue is not estimated until approximately 16 -18 months after the successful testing of the plant, currently anticipated in the first quarter of fiscal 2016, and an EPC contract has been signed to build a commercial scale facility.

For the Three Months Ended March 31, 2015 and March 31, 2014

Revenues

We have generated no revenues for the three months ended March 31, 2015 and 2014. In the third quarter of fiscal 2012, we received an initial license fee of $375,000 from Jindal paid pursuant to the signing of our coal testing plant construction contract. The balance of $375,000 will be due upon the successful testing of the coal testing plant, anticipated in the first quarter of fiscal 2016. We do not anticipate additional license revenues until the coal testing plant has been successfully tested, and do not expect to receive any royalty fees for approximately 16 to 18 months after an EPC contract has been signed to build a commercial scale facility.

Operating Expenses

Our operating expenses for the three months ended March 31, 2015 totaled $1,095,876 compared to $1,322,019 for the three month period in 2014. The primary component of the operating expenses in both periods was for shares issued for services, officers’ salaries and legal fees.

We recorded stock-based compensation consisting of common stock and options issued for services of $700,667 for the three months ended March 31, 2015, compared to $681,589 for the three months ended March 31, 2014.

Employees

As of March 31, 2015, we had three full-time executives, and one full-time administrative employee. President and CEO Robin Eves, Chief Operations Officer, Ignacio Ponce de Leon and Chief Financial Officer, Aiden Neary have written employment agreements. Messrs. Eves and Ponce de Leon received no compensation for their participation on the Board of Directors. In June, 2015, Mr. Ponce de Leon retired from the company in both his capacity as COO and also as a member of the board of directors.

Net Income/Loss

For the three months ended March 31, 2015, we experienced net losses of $1,817,337 compared to $1,591,801 for the three months ended March 31, 2014.

We anticipate losses from operations will increase during the next nine months due to costs associated with the test plant completion and testing, as well as anticipated increased payroll expenses as we add necessary staff and increases in legal and accounting expenses associated with maintaining a reporting company. We expect that we will continue to have net losses from operations for several years until revenues from operating facilities become sufficient to offset operating expenses, unless we are successful in the sale of licenses for our technology once the coal testing plant testing is complete.

Liquidity and Capital Resources

We have generated minimal revenues since inception. We have obtained cash for operating expenses through advances and/or loans from affiliates and stockholders, the sale of common stock, the issuance of loans and convertible debentures

Net Cash Used in Operating Activities. Our primary source of operating cash during the three months ended March 31, 2015, was borrowings on related party debt, third party debt and convertible debt. Our primary uses of funds in operations were the payment of professional and consulting fees and general operating expenses.

Net cash used in operating activities, was $123,429 for the three months ended March 31, 2015 compared to net cash used of $181,602 for the same period in 2014. Non-cash items for three months ended March 31, 2015 totaled $1,411,651 and consisted of amortization of debt discounts, stock-based compensation and a loss on the change in the fair value of derivative liabilities.

Net Cash Used In Investing Activities. Net cash used in investing activities for the three months ended March 31, 2015 was zero. This compares to $12,471 paid for the construction of the testing plant during the three months ended March 31, 2014.

Net Cash Provided by Financing Activities. Net cash provided by financing activities during the three months ended March 31, 2015 totaled $122,400 consisting of borrowings on convertible debt of $111,000, net of original issue discounts and borrowings on related party debt $50,000 offset by payments on related party debt of $38,600.

Cash Position and Outstanding Indebtedness

Our total indebtedness at March 31, 2015 was $8,165,901 which consists entirely of current liabilities. Current liabilities consist primarily of accounts payable, accounts payable to related parties, accrued liabilities, short-term debt, convertible debt, related party debt and derivative liabilities. At March 31, 2015, we had current assets of $101 in cash. Our working capital deficit at March 31, 2015 was $8,165,800. We had construction in progress of $3,212,944 as of March 31, 2015.

Contractual Obligations and Commitments

The following table summarizes our contractual cash obligations and other commercial commitments at March 31, 2015.

	Payments due by period
	Total	Less than 1 year	1 to 3 years	3 to 5 years	After 5 years
Facility lease (1)	$4,179	$4,179	$-	$-	$-
Total contractual cash obligations	$4,179	$4,179	$-	$-	$-

(1)	Our New York office lease commencing February 1, 2014, is on a month to month basis, with the current monthly rate of $4,179 per month.

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

Construction of the test plant in Oklahoma is underway with completion and testing anticipated to be completed in the first quarter of fiscal 2016. We have paid $3,214,074 towards the plant and initial setup for the testing facility and estimate completion and testing will require an additional $3,100,000. In May, 2015, the company secured adequate financing to complete the fabrication of the test facility and moved it to the testing site at AES in Oklahoma in September, 2015. The test plant completed commissioning and commenced testing in fourth quarter 2015. Testing is expected to continue through quarter one 2016 at what point the plant will be moved to a permanent location.

Based on our current operational costs and including the capital requirements for our project deployments, we estimate we will need a total of approximately $5,000,000 to fund the Company for the balance of fiscal year 2015 and an additional $5,000,000 to continue for the following fiscal year (2016) or until an initial commercial plant is up and running. Assuming we succeed in testing our plant, we believe we will have sufficient funding to meet both the additional costs of the test plant construction and funding for our operations through fiscal 2016, although we need some interim funding until the test plant is operational. We are also actively pursuing technology license and royalty agreements in order to begin construction of other facilities without incurring the capital costs associated with the construction of future plants.

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

ITEM 4. CONTROLS AND PROCEDURES

As of March 31, 2015, we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Exchange Act Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended. Based on this evaluation, management concluded that our financial disclosure controls and procedures were not effective due to our limited internal resources and lack of ability to have multiple levels of transaction review. There is a lack of appropriate segregation of duties within the Company, there is no management oversight, no control documentation being produced, and no one to review control documentation if it was being produced. As of March 31, 2015, we had three full time officers of the company. In June, 2015, Mr. Ponce de Leon retired from the company in both his capacity as COO and also as a member of the board of directors. In November, 2013, we employed a Chief Financial Officer who is in the process of implementing financial controls creating a segregation of duties within the Company.

There were no changes in disclosure controls and procedures that occurred during the period covered by this report that have materially affected, or are reasonably likely to materially effect, our disclosure controls and procedures. We do not expect to implement any changes to our disclosure controls and procedures until there is a significant change in our operations or capital resources.

PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

We were served with a Statement on or about January 23, 2013 in an international arbitration proceeding titled Beijing Deheng Law Firm v. Clean Coal Technologies, Inc., #x20230033, filed with the China International Economic and Trade Arbitration Commission (“CIETAC”). The Beijing Deheng Law Firm (“Deheng”) has filed a claim against the Company for alleged breach of a Settlement Agreement to pay legal fees and costs. As a result of the arbitration, in September 2013, CIETAC awarded the Deheng Law Firm approximately $146,000 representing legal fees, arbitration fees and costs, plus interest of $30,002. In July, 2014 the Company agreed with Deheng Law Firm to settle the outstanding balance for $176,002 to be paid over a scheduled period. As of March 31, 2015 the company had paid $125,000 of the outstanding balance leaving a remaining balance of $51,002 due to Deheng Law Firm. As at December 31, 2015 Clean Coal Technologies paid the remaining balance and this claim is now settled and closed. A release was obtained from Deheng.

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

We were named as a defendant in a lawsuit filed on or about October 19, 2009, in the 17th Judicial Circuit in and for Broward County, Florida, Case No. 09-56739 (09).  The suit is a dispute for damages arising from a breach of contract involving an unrelated company, but naming Clean Coal Technologies Inc. In March 2015, the company came to a settlement of $40,000 to be paid over an eight month period to settle this case. The $40,000 was accrued in 2014 accounts. As at December 31, 2015 this claim was settled and a release was obtained and the lawsuit is now closed.

We were named as a defendant in a lawsuit filed by a shareholder in December 2013 in the 17th Judicial Circuit in and for Broward County, Florida, Case No. 12-030351(05). The suit alleges misrepresentations regarding removal of restricted legends on stock certificates and misapplication by the Company of securities regulations and laws regarding legend removal. The Company believes they are without merit. In July, 2015 the Circuit Court of the Seventeenth Judicial Circuit dismissed this case due to lack of prosecution and this action against Clean Coal Technologies is now closed.

ITEM 1A. RISK FACTORS

For information regarding risk factors, see “Part I. Item 1A. Risk Factors,” in our Annual Report on Form 10-K for the year ended December 31, 2014.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

In January 2015 we issued 8,758,338 common shares to officers and directors of the Company for services valued at $700,667.

During the three months ended March 31, 2015, we issued an aggregate of 1,270,325 common shares to note holders for the conversion of convertible debt totaling $50,000.

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

Clean Coal Technologies

Date: January 27, 2016	By:	/s/ Aiden Neary
Aiden Neary
Chief Financial Officer