Form 10-Q
period 2015-06-30
Clean Coal Technologies Inc.
filed 2016-01-27
CIK 1445109

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

FORM 10-Q

(Mark One)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: June 30, 2015

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

The number of shares outstanding of Registrant’s Common Stock as of January 26, 2016: 60,410,229.

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

Clean Coal Technologies, Inc.
Balance Sheets
(Unaudited)

	June 30,	December 31,
	2015	2014
ASSETS
Current Assets
Cash	$34,667	$1,130
Total Current Assets	34,667	1,130

Construction in progress	4,161,304	3,212,944
Total Assets	$4,195,971	$3,214,074

LIABILITIES AND STOCKHOLDERS' DEFICIT
Current Liabilities
Accounts payable	$1,247,029	$1,020,470
Accrued liabilities	2,839,791	2,400,145
Debt	413,185	413,185
Current portion of convertible debt, net of unamortized discounts of $326,235 and $246,615	1,358,999	1,500,765
Debt owed to related parties	2,800	-
Derivative liabilities	12,284,768	1,765,695
Total Current Liabilities	18,146,572	7,100,260

Convertible debt, net of unamortized discounts of $1,622,882 and $0	25,471	-
Total Liabilities	18,172,043	7,100,260

Stockholders’ Deficit:
Common stock, $0.00001 par value; 150,000,000 shares authorized, 51,797,414 and 40,393,751 shares issued and outstanding, respectively	518	404
Additional paid-in capital	219,925,905	218,935,664
Accumulated deficit	(233,902,495)	(222,822,254)
Total Stockholders' Deficit	(13,976,072)	(3,886,186)
Total Liabilities and Stockholders' Deficit	$4,195,971	$3,214,074

The accompanying notes are an integral part of these unaudited financial statements.

Clean Coal Technologies, Inc.
Statements of Operations
(Unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2015	2014	2015	2014

Operating Expenses:
General and administrative	$417,068	$382,614	$742,874	$712,252
Consulting services	238,375	223,102	1,008,445	1,215,483

Loss from Operations	(655,443)	(605,716)	(1,751,319)	(1,927,735)

Other Income (Expenses):
Interest expense and standstill fee	(517,760)	(472,574)	(677,107)	(766,482)
Loss on change in fair value of derivative liabilities	(8,089,701)	(1,118,596)	(8,651,815)	(1,094,470)
Total Other Income (Expenses)	(8,607,461)	(1,591,170)	(9,328,922)	(1,860,952)

Net Loss	$(9,262,904)	$(2,196,886)	$(11,080,241)	$(3,788,687)

Net loss per share - basic and diluted	$(0.18)	$(0.12)	$(0.22)	$(0.08)

Weighted average shares outstanding - basic and diluted	50,905,930	30,459,796	49,708,073	28,263,837

The accompanying notes are an integral part of these unaudited financial statements.

Clean Coal Technologies, Inc.
Statement of Stockholders' Deficit
Six Months Ended June 30, 2015
(Unaudited)

			Additional
	Common Stock		Paid-In	Accumulated	Stockholders'
	Shares	Amount	Capital	Deficit	Deficit

Balances at December 31, 2014	40,393,751	$404	$218,935,664	$(222,822,254)	$(3,886,186)

Common stock issued for services	9,583,338	96	842,884	-	842,980

Common stock issued for conversion of debt	1,270,325	12	49,988	-	50,000

Common stock issued with debt	550,000	6	97,369	-	97,375

Net loss	-	-	-	(11,080,241)	(11,080,241)

Balances at June 30, 2015	51,797,414	$518	$219,925,905	$(233,902,495)	$(13,976,072)

The accompanying notes are an integral part of these unaudited financial statements.

Clean Coal Technologies, Inc.
Statements of Cash Flows
(Unaudited)

	Six Months Ended
	June 30,
	2015	2014
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(11,080,241)	$(3,788,687)
Adjustment to reconcile net loss to net cash used in operating activities:
Amortization of debt discounts	376,950	738,791
Loan default and standstill fees added to principal	300,157	-
Shares issued for services	842,980	728,633
Option expense	-	19,494
Loss on change in fair value of derivative liabilities	8,651,815	1,094,470
Changes in operating assets and liabilities:
Accounts payable	226,559	216,564
Accrued expenses	404,846	681,229
Net Cash Used in Operating Activities	(276,934)	(309,506)

CASH FLOWS FROM INVESTING ACTIVITIES:
Cash paid for construction in progress	(873,026)	(12,471)
Net Cash Used in Investing Activities	(873,026)	(12,471)

CASH FLOWS FROM FINANCING ACTIVITIES:
Borrowings on debt	-	15,527
Borrowings on convertible debt, net of original issue discounts	1,886,000	292,000
Borrowings on related party debt	50,000	29,017
Payments on related party debt	(47,200)	(30,000)
Payments on debt and convertible debt	(705,302)	(20,000)
Net Cash Provided by Financing Activities	1,183,498	286,544

NET CHANGE IN CASH AND CASH EQUIVALENTS	35,537	(35,433)
CASH AND CASH EQUIVALENTS - beginning of period	1,130	35,642
CASH AND CASH EQUIVALENTS - end of period	$34,667	$209

SUPPLEMENTAL DISCLOSURES:
Cash paid for interest	$-	$19,775
Cash paid for income taxes	-	-

NON-CASH INVESTING AND FINANCING ACTIVITIES:
Common stock issued with debt	$97,375	$8,319
Common stock issued for conversion of debt and interest	50,000	967,793
Common stock issued for conversion of accrued liabilities	-	1,539,826
Reclassification of warrants as derivative liabilities	-	6,026
Resolution of derivative liabilities	-	656,622
Debt discounts due to derivative liabilities	1,867,258	565,080
Capitalized interest	75,334	-

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

NOTE 2: GOING CONCERN

The accompanying financial statements have been prepared on a going concern basis of accounting which contemplates continuity of operations, realization of assets, liabilities, and commitments in the normal course of business. The accompanying financial statements do not reflect any adjustments that might result if the Clean Coal is unable to continue as a going concern. Clean Coal has an accumulated deficit and a working capital deficit as of June 30, 2015 with no significant revenues anticipated for the near term. Management believes Clean Coal will need to raise capital in order to operate over the next 12 months. As shown in the accompanying financial statements, Clean Coal has also incurred significant losses since inception. Clean Coal’s continuation as a going concern is dependent upon its ability to generate sufficient cash flow to meet its obligations on a timely basis and ultimately to attain profitability. Clean Coal has limited capital with which to pursue its business plan. There can be no assurance that Clean Coal’s future operations will be significant and profitable, or that Clean Coal will have sufficient resources to meet its objectives. These conditions may raise doubt as to Clean Coal’s ability to continue as a going concern. Management may pursue either debt or equity financing or a combination of both, in order to raise sufficient capital to meet Clean Coal’s financial requirements over the next twelve months and to fund its business plan. There is no assurance that management will be successful in raising additional funds.

NOTE 3: CONSTRUCTION IN PROGRESS

Construction in progress of $4,161,304 as of June 30, 2015 consists of costs incurred related to the construction of a 2-ton/hour test plant in Oklahoma. The total cost of the project, including testing to take place at the AES site in Oklahoma, is estimated at $6,400,000 plus an additional $750,000 to move the plant to its permanent location. Commissioning of the test plant commenced in November, 2015 with full testing expected in January, 2016. It is estimated to cost an additional $2,200,000 to move the test facility to AES and complete testing. It is further expected to cost $750,000 to move the test facility to a permanent site at the end of quarter one 2016. During the six months ended June 30, 2015, $873,026 was paid towards the construction of the plant and interest of $75,334 was capitalized.

NOTE 4: RELATED PARTY TRANSACTIONS

As management has not received any consistent salary over several years all accruals for salary and bonuses to officers and directors are included in accrued liabilities in the balance sheet and totaled $2,427,906 and $1,998,337 as of June 30, 2015 and December 31, 2014, respectively.

During the six months ended June 30, 2015, the company borrowed an aggregate of $50,000 from an Officer. This loan was made at zero percent interest and was to be repaid upon adequate funding being in place. As of June 30, 2015 the outstanding balance of this note was $2,800 with $47,200 having been repaid.

NOTE 5: DEBT

Convertible Debt

As of December 31, 2014, the Company had outstanding convertible notes payable of $1,500,765, net of unamortized discounts of $246,615. During the six months ended June 30, 2015, the company borrowed an aggregate of $1,886,000, net of original issue discounts, under convertible notes payable and issued an aggregate of 1,270,325 common shares for the conversion of $50,000 in convertible debt. In addition, 550,000 common shares were issued with $250,000 of the borrowings. The relative fair value of these shares was determined to be $97,375 and was recognized as a discount to the note. As of June 30, 2015, the Company had outstanding convertible notes payable of $1,384,470, net of unamortized discounts of $1,949,117. Of the outstanding balance as of June 30, 2015, $1,358,999, net of unamortized discounts of $326,235, is due within one year and classified as a current liability. The outstanding convertible notes of the Company are unsecured, bear interest between 8% and 12% per annum, mature between July 2015 and May 2018 and are convertible into common stock at fixed rates between $0.08 and $0.825 per share and at variable rates between 55% and 75% of the quoted market price of the Company’s common stock. In addition, $1,648,353 of the notes issued during the six months ended June 30, 2015 are also convertible into 3 year common stock warrants at a conversion rate of  $0.08 per warrant. The warrants will be exercisable at $0.10 per share. All notes that were convertible during the six months ended June 30, 2015 were accounted for as derivative liabilities (see Note 6). Aggregate amortization of the debt discounts on convertible debt for the six months ended June 30, 2015 was $417,484 of which $40,534 was capitalized as construction in progress.

Nonconvertible Debt

As of March 31, 2015, the Company had outstanding notes payable to former affiliates of the Company of $413,185. The notes payable of the Company are unsecured, bear no interest and are due on demand.

NOTE 6: DERIVATIVE LIABILITIES

During 2014, notes issued by the Company became convertible and qualified as derivative liabilities under ASC 815. In addition, the outstanding nonemployee common stock options and outstanding common stock warrants became tainted and were required to be accounted for as derivative liabilities under ASC 815.

As of December 31, 2014, the aggregate fair value of the outstanding derivative liabilities was $1,765,695. During the six months ended June 30, 2015, the Company borrowed an additional $1,886,000, net of original issuance discounts, under convertible notes. Also during the six months ended June 30, 2015, convertible notes with an aggregate principal amount of $50,000 were converted into common shares. As of June 30, 2015, the aggregate fair value of the outstanding derivative liabilities was $12,284,768. For the six months ended June 30, 2015, the net loss on the change in fair value of derivative liabilities was $8,651,815

The Company estimated the fair value of the derivative liabilities using the Black-Scholes option pricing model and the following key assumptions during 2014 and 2013:

	2015	2014
Expected dividends	-%	-%
Expected term (years)	0.04 – 4.17	0.01 – 4.67
Volatility	156% - 237%	130% - 223%
Risk-free rate	0.03% - 1.37%	0.01% - 1.82%

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

The following table sets forth by level with the fair value hierarchy the Company’s assets and liabilities measured at fair value as of June 30, 2015 and December 31, 2014:

	Level 1	Level 2	Level 3	Total
June 30, 2015:
Derivative liabilities – convertible debt	$-	$-	$11,244,488	$11,244,488
Derivative liabilities – warrants	-	-	1,023,985	1,023,985
Derivative liabilities – nonemployee options	-	-	16,295	16,295

December 31, 2014:
Derivative liabilities – convertible debt	$-	$-	$1,550,703	$1,550,703
Derivative liabilities – warrants	-	-	214,565	214,565
Derivative liabilities – nonemployee options	-	-	427	427

The below table presents the change in the fair value of the derivative liabilities during the six months ended June 30, 2015:

Fair value as of December 31, 2014	$1,765,695
Fair value on the dates of issuance recorded as debt discounts	1,867,258
Fair value on the dates of issuance recognized as loss on derivatives	8,365,937
Fair value on the dates of issuance reclassified from equity	-
Resolution of derivative liabilities	-
Loss on change in fair value of derivatives	285,878
Fair value as of June 30, 2014	$12,284,768

NOTE 7: EQUITY TRANSACTIONS

Common Stock

In January 2015, the Company increased its authorized share capital from 45,000,000 to 150,000,000 common shares.

During the six months ended June 30, 2015, the Company issued an aggregate of 1,270,325 common shares for the conversion of convertible debt of $50,000.

During the six months ended June 30, 2015, the Company granted an aggregate of 9,583,338 common shares to various employees and directors for services rendered. The aggregate fair value of these awards was determined to be $842,980 and it was recognized as stock compensation during the six months ended June 30, 2015.

During the six months ended June 30, 2015, the Company issued a total of 550,000 common shares were issued in connection with the borrowing of $250,000 under a convertible note. The relative fair value of these shares was determined to be $97,375 and was recognized as a discount to the note.

Options

A summary of stock option activity for the six months ended June 30, 2015 is as follows:

		Weighted
		Average
	Options	Exercise Price
Outstanding - December 31, 2014	714,286	$4.68
Granted	-	-
Forfeited/canceled	-	-
Exercised	-	-
Outstanding – June 30, 2015	714,286	$4.68

Exercisable – June 30, 2015	714,286	$4.68

The range of exercise prices and the weighted average remaining life of the outstanding options as of June 30, 2015 was $1.05 to $12.25 per share and 3.99 years, respectively. The intrinsic value of the exercisable options as of June 30, 2015 was $0.

Warrants

The following table presents the stock warrant activity during the six months ended June 30, 2015:

		Weighted
		Average
	Warrants	Exercise Price
Outstanding - December 31, 2014	4,529,434	$0.60
Granted	-	-
Forfeited/canceled	-	-
Exercised	-	-
Outstanding – June 30, 2015	4,529,434	$0.60

Exercisable – June 30, 2015	4,529,434	$0.60

The range of exercise prices and the weighted average remaining life of the outstanding warrants as of June 30, 2015 was $0.50 to $1.75 and 4.10 years, respectively. The intrinsic value of the exercisable warrants as of June 30, 2015 was $0.

NOTE 8: SUBSEQUENT EVENTS

From July 2015, through to January 2016, the company issued a further 8,612,815 shares of common stock for services rendered by both management and third parties.

The 12% convertible note from 802 Investments was bought back for a total cost of $278,000 in September and October 2015.

From July 2015, through to January 2016 the company bought back one additional convertible note for a total cost of $35,000

From July 2015, through to January 2016 the company engaged in a financing transaction with Black Diamond Financial Group for a total of $2,691,500 net of original issue discounts. The terms of the transaction is a 12% secured convertible notes, which enable Black diamond to convert into common stock shares at a fixed price of $0.08. The notes are also convertible into 3 year common stock warrants at a rate of $0.08 per warrant. The warrants will be exercisable at $0.10 per share.

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

Pristine-M. Construction of the test plant in Oklahoma is complete and commissioning commenced in the fourth quarter  of fiscal 2015. Through June 30, 2015 we have paid $4,161,304 towards the plant and preparation work for the testing and estimated completion and testing costs are $2,200,000. An additional estimated $750,000 is required to transport the test plant to a permanent location at end of quarter one, 2016.

Pristine-SA process. Pristine SA process analysis is at a very early stage. Further research and development is expected post completion of the coal testing plant.

Business Outlook

·	Jindal Steel & Power expected to contract first commercial plant in the first quarter 2016 if coal testing plant testing is positive. Jindal plans to inspect prototype plant once testing is complete.

·	Several multinational corporations have undertaken due diligence on our processes and have scheduled or are scheduling site visits to the coal testing plant in Oklahoma.

·	Numerous discussions continuing with various domestic and international coal producers, mine operators and power plant operators about our technology and its potential application.

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

For the Three and Six Months Ended June 30, 2015 and June 30, 2014

Revenues

We have generated no revenues for the six months ended June 30, 2015 and 2014. In the third quarter of fiscal 2012, we received an initial license fee of $375,000 from Jindal paid pursuant to the signing of our coal testing plant construction contract. The balance of $375,000 will be due upon the successful testing of the coal testing plant, anticipated in the first quarter of fiscal 2016. We do not anticipate additional license revenues until the coal testing plant has been successfully tested, and do not expect to receive any royalty fees for approximately 16 to 18 months after an EPC contract has been signed to build a commercial scale facility.

Operating Expenses

Our operating expenses for the three months ended June 30, 2015 totaled $655,443 and for the three months ending June 30, 2014 totaled $605,716. Our operating expenses for the six months ended June 30, 2015 totaled $1,751,319 and for the six months ending June 30, 2014 totaled $1,927,735.The primary component of the operating expenses in these periods was for shares issued for services, officers’ salaries, and consulting fees.

We recorded stock-based compensation consisting of options expense and common stock issued for services of $842,980 for the six months ended June 30, 2015, compared to $748,127 for the six months ended June 30, 2014.

Employees

As of June 30, 2015, we had three full-time executives, and one full-time administrative employee. President and CEO Robin Eves, Chief Operations Officer, Ignacio Ponce de Leon and Chief Financial Officer, Aiden Neary have written employment agreements. Messrs. Eves and Ponce de Leon received no compensation for their participation on the Board of Directors. In June, 2015, Mr. Ponce de Leon retired from the company in both his capacity as COO and also as a member of the board of directors.

Net Income/Loss

For the six months ended June 30, 2015, we experienced net losses of $11,080,241 compared to $3,788,687 for the six months ended June 30, 2014. For the three months ended June 30, 2015, we experienced net losses of $9,262,904 compared to $2,196,886 for the three months ended June 30, 2014.

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

Net Cash Used in Operating Activities. Our primary source of operating cash during the six months ended June 30, 2015, was borrowings on related party debt, third party debt and convertible debt. Our primary uses of funds in operations were the payment of professional and consulting fees, general operating expenses and the construction of the coal testing plant.

Net cash used in operating activities, was $276,934 for the six months ended June 30, 2015 compared to net cash used of $309,506 for the same period in 2014. Non-cash items for the six months ended June 30, 2015 totaled $10,171,902 and consisted of amortization of debt discounts, loan default and standstill fees added to principal, stock-based compensation and a loss on the change in the fair value of derivative liabilities.

Net Cash Used In Investing Activities. Net cash used in investing activities for the six months ended June 30, 2014 consisted of $873,026 paid for the construction of the testing plant. This compares to $12,471 paid for the construction of the testing plant during the six months ended June 30, 2014.

Net Cash Provided by Financing Activities. Net cash provided by financing activities during the six months ended June 30, 2015 totaled $1,183,498 consisting of borrowings on convertible debt, net of original issue discounts, of $1,886,000 and borrowings on related party debt of $50,000 offset by payments on debt of $705,302 and payments on related party debt of $47,200.

Cash Position and Outstanding Indebtedness

Our total indebtedness at June 30, 2015 was $18,172,044, which consists almost entirely of current liabilities. Current liabilities consist primarily of accounts payable, accounts payable to related parties, accrued liabilities, short-term debt, convertible debt, related party debt and derivative liabilities totaling $18,148,572. At June 30, 2015, we had current assets of $34,667 in cash. Our working capital deficit at June 30, 2015 was $18,111,905. We had construction in progress of $4,161,304 as of June 30, 2015.

Contractual Obligations and Commitments

The following table summarizes our contractual cash obligations and other commercial commitments at June 30, 2014.

	Payments due by period
	Total	Less than 1 year	1 to 3 years	3 to 5 years	After 5 years
Facility lease (1)	$4,179	$4,179	$-	$-	$-
Total contractual cash obligations	$4,179	$4,179	$-	$-	$-

(1)	Our New York office lease commencing February 1, 2014, is on a month to month basis, at a monthly rate of $4,179 per month.

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

Construction of the test plant in Oklahoma is underway with completion and testing anticipated to be completed in the first quarter of fiscal 2016. We have paid $4,161,304 towards the plant and initial setup for the testing facility and estimate completion and testing will require an additional $2,200,000. In May, 2015, the company secured adequate financing to complete the fabrication of the test facility and moved it to the testing site at AES in Oklahoma in September, 2015. The test plant completed  commissioning and commenced testing in fourth quarter 2015. Testing is expected to continue through quarter one 2016 at what point the plant will be moved to a permanent location.

Based on our current operational costs and including the capital requirements for our project deployments, we estimate we will need a total of approximately $3,500,000 to fund the Company for the balance of fiscal year 2015 and an additional $5,000,000 to continue for the following fiscal year (2016) or until an initial commercial plant is up and running. Assuming we succeed in testing our plant, we believe we will have sufficient funding to meet both the additional costs of the test plant construction and funding for our operations through fiscal 2016, although we need some interim funding until the test plant is operational. We are also actively pursuing technology license and royalty agreements in order to begin construction of other facilities without incurring the capital costs associated with the construction of future plants.

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

ITEM 4. CONTROLS AND PROCEDURES

As of June 30, 2015, we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Exchange Act Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended. Based on this evaluation, management concluded that our financial disclosure controls and procedures were not effective due to our limited internal resources and lack of ability to have multiple levels of transaction review. There is a lack of appropriate segregation of duties within the Company, there is no management oversight, no control documentation being produced, and no one to review control documentation if it was being produced. As of June 30, 2015, we have three full time officers of the company. In June, 2015, Mr. Ponce de Leon retired from the company in both his capacity as COO and also as a member of the board of directors. In November, 2013, we employed a Chief Financial Officer who is in the process of implementing financial controls creating a segregation of duties within the Company.

There were no changes in disclosure controls and procedures that occurred during the period covered by this report that have materially affected, or are reasonably likely to materially effect, our disclosure controls and procedures. We do not expect to implement any changes to our disclosure controls and procedures until there is a significant change in our operations or capital resources.

PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

We were served with a Statement on or about January 23, 2013 in an international arbitration proceeding titled Beijing Deheng Law Firm v. Clean Coal Technologies, Inc., #x20230033, filed with the China International Economic and Trade Arbitration Commission (“CIETAC”). The Beijing Deheng Law Firm (“Deheng”) has filed a claim against the Company for alleged breach of a Settlement Agreement to pay legal fees and costs. As a result of the arbitration, in September 2013, CIETAC awarded the Deheng Law Firm approximately $146,000 representing legal fees, arbitration fees and costs, plus interest of $30,002. In July, 2014 the Company agreed with Deheng Law Firm to settle the outstanding balance for $176,002 to be paid over a scheduled period. As of June 30, 2015 the outstanding balance was $33,502 due to Deheng Law Firm. As at December 31, 2015 Clean Coal Technologies paid the remaining balance and this claim is now settled and closed. A release was obtained from Deheng.

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

In January 2015, the company issued a total of 2,349,143 shares to Mr. Ponce de Leon for services rendered and also in his efforts to support the financial situation of the company.

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

In February 2015, the company issued a total of 1,270,325 shares to extinguish a $50,000 outstanding note.

In May 2015, the company issued a total of 550,000 shares to Olive Tree Investments for IR services.

In May 2015, the company issued a total of 275,000 shares to One Equity Research for research.

In June 2015, the company issued a total of 550,000 shares to 802 Investments in connection with the issuance of a convertible note of $250,000.

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