Form 10-Q
period 2015-09-30
Clean Coal Technologies Inc.
filed 2016-01-27
CIK 1445109

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

FORM 10-Q

(Mark One)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: September 30, 2015

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

Clean Coal Technologies, Inc.
Balance Sheets
(Unaudited)

	September 30,	December 31,
	2015	2014
ASSETS
Current Assets
Cash	$104,677	$1,130
Total Current Assets	104,677	1,130

Construction in progress	4,755,518	3,212,944
Total Assets	$4,860,195	$3,214,074

LIABILITIES AND STOCKHOLDERS' DEFICIT
Current Liabilities
Accounts payable	$1,132,086	$1,020,470
Accrued liabilities	2,958,264	2,400,145
Debt	413,185	413,185
Current portion of convertible debt, net of unamortized discounts of $115,489 and $246,615	1,421,832	1,500,765
Debt owed to related parties	2,800	-
Derivative liabilities	55,632,685	1,765,695
Total Current Liabilities	61,560,852	7,100,260

Convertible debt, net of unamortized discounts of $2,663,196 and $0	197,244	-
Total liabilities	61,758,096	7,100,260

Stockholders’ Deficit: Common stock, $0.00001 par value; 150,000,000 shares authorized, 60,195,943 and 40,393,751 shares issued and outstanding, respectively	602	404
Additional paid-in capital	221,954,997	218,935,664
Accumulated deficit	(278,853,500)	(222,822,254)
Total Stockholders' Deficit	(56,897,901)	(3,886,186)
Total Liabilities and Stockholders' Deficit	$4,860,195	$3,214,074

The accompanying notes are an integral part of these unaudited financial statements.

Clean Coal Technologies, Inc.
Statements of Operations
(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2015	2014	2015	2014

Operating Expenses:
General and administrative	$239,485	$453,987	$982,360	$1,166,239
Consulting and services	2,073,806	172,038	3,082,251	1,387,521

Loss from Operations	(2,313,291)	(626,025)	(4,064,611)	(2,553,760)

Other Income (Expenses):
Interest expense and default fee	(392,796)	(574,376)	(1,069,903)	(1,340,858)
Gain (Loss) on change in fair value of derivative liabilities	(42,244,917)	188,796	(50,896,732)	(905,674)
Total Other Income (Expenses)	(42,637,713)	(385,580)	(51,966,635)	(2,246,532)

Net Loss	$(44,951,004)	$(1,011,605)	$(56,031,246)	$(4,800,292)

Net loss per share - basic and diluted	$(0.79)	$(0.03)	$(1.08)	$(0.15)

Weighted average shares outstanding - basic and diluted	56,643,577	38,245,155	52,045,312	31,627,505

The accompanying notes are an integral part of these unaudited financial statements.

Clean Coal Technologies, Inc.
Statement of Stockholders' Deficit
Nine Months Ended September 30, 2015
(Unaudited)

			Additional
	Common Stock		Paid-In	Accumulated	Stockholders'
	Shares	Amount	Capital	Deficit	Deficit

Balances at December 31, 2014	40,393,751	$404	$218,935,664	$(222,822,254)	$(3,886,186)

Common stock issued for services	17,981,867	180	2,871,976	-	2,872,156

Common stock issued for conversion of debt	1,270,325	12	49,988	-	50,000

Common stock issued with debt	550,000	6	97,369	-	97,375

Net loss	-	-	-	(56,031,246)	(56,031,246)

Balances at September 30, 2015	60,195,943	$602	$221,965,997	$(278,853,500)	$(56,897,901)

The accompanying notes are an integral part of these unaudited financial statements.

Clean Coal Technologies, Inc.
Statements of Cash Flows
(Unaudited)

	Nine Months Ended
	September 30,
	2015	2014
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(56,031,246)	$(4,800,292)
Adjustment to reconcile net loss to net cash used in operating activities:
Loan default and standstill fee added to principal	326,244	-
Amortization of debt discounts	743,656	1,302,111
Share based compensation	2,872,156	766,442
Option expense	-	19,494
Loss on change in fair value of derivative liabilities	50,896,732	905,674
Changes in operating assets and liabilities:
Accounts payable	111,616	145,161
Accrued expenses	442,262	684,534
Net Cash Used in Operating Activities	(638,580)	(976,876)

CASH FLOWS FROM INVESTING ACTIVITIES:
Cash paid for construction in progress	(1,370,370)	(12,471)
Net Cash Used in Investing Activities	(1,370,370)	(12,471)

CASH FLOWS FROM FINANCING ACTIVITIES:
Borrowings on debt	-	15,527
Borrowings on convertible debt, net of original issuance discounts	2,989,000	1,074,500
Borrowings on related party debt	50,000	29,017
Payments on related party debt	(47,200)	(49,322)
Payments on convertible debt	(879,303)	(79,250)
Payments on debt	-	(35,530)
Net Cash Provided by Financing Activities	2,112,497	954,942

NET CHANGE IN CASH AND CASH EQUIVALENTS	103,547	(34,405)
CASH AND CASH EQUIVALENTS - beginning of period	1,130	35,642
CASH AND CASH EQUIVALENTS - end of period	$104,677	$1,237

SUPPLEMENTAL DISCLOSURES:
Cash paid for interest	$25,752	$-
Cash paid for income taxes	-	-

NON-CASH INVESTING AND FINANCING ACTIVITIES:
Common stock issued with debt	$97,375	$8,319
Common stock issued for conversion of debt and interest	50,000	1,430,539
Common stock issued for conversion of accrued liabilities	-	1,539,826
Interest expense capitalized to construction in progress	172,204	-
Reclassification of warrants as derivative liabilities	-	6,026
Resolution of derivative liabilities	-	1,599,990
Debt discounts due to derivative liabilities	2,970,258	647,514
Debt discount due to warrants issued with debt	-	400,000
Return of common shares	-	5
Forgiveness of related party accounts payable	-	262,652

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

NOTE 2: GOING CONCERN

The accompanying financial statements have been prepared on a going concern basis of accounting which contemplates continuity of operations, realization of assets, liabilities, and commitments in the normal course of business. The accompanying financial statements do not reflect any adjustments that might result if the Clean Coal is unable to continue as a going concern. Clean Coal has an accumulated deficit and a working capital deficit as of September 30, 2015 with no significant revenues anticipated for the near term. Management believes Clean Coal will need to raise capital in order to operate over the next 12 months. As shown in the accompanying financial statements, Clean Coal has also incurred significant losses since inception. Clean Coal’s continuation as a going concern is dependent upon its ability to generate sufficient cash flow to meet its obligations on a timely basis and ultimately to attain profitability. Clean Coal has limited capital with which to pursue its business plan. There can be no assurance that Clean Coal’s future operations will be significant and profitable, or that Clean Coal will have sufficient resources to meet its objectives. These conditions may raise doubt as to Clean Coal’s ability to continue as a going concern. Management may pursue either debt or equity financing or a combination of both, in order to raise sufficient capital to meet Clean Coal’s financial requirements over the next twelve months and to fund its business plan. There is no assurance that management will be successful in raising additional funds.

NOTE 3: CONSTRUCTION IN PROGRESS

Construction in progress of $4,755,518 as of September 30, 2015 consists of costs incurred related to the construction of a 2-ton/hour test plant in Oklahoma. The total cost of the project, including testing to take place at the AES site in Oklahoma, is estimated at $6,400,000 plus an additional $750,000 to move the plant to its permanent location. Commissioning of the test plant commenced in November 2015 with full testing expected in January 2016. It is estimated to cost an additional $1,700,000 to move the test facility to AES and complete testing. It is further expected to cost $750,000 to move the test facility to a permanent site at the end of quarter one 2016. During the nine months ended September 30, 2015, $1,370,370 was paid towards the construction of the plant and interest of $172,204 was capitalized.

NOTE 4: RELATED PARTY TRANSACTIONS

As management has not received any consistent salary over several years all accruals for salary and bonuses to officers and directors are included in accrued liabilities in the balance sheet and totaled $2,491,075 and $1,998,337 as of September 30, 2015 and December 31, 2014, respectively.

During the nine months ended September 30, 2015, the company borrowed an aggregate of $50,000 from an Officer. This loan was made at zero percent interest and was to be repaid upon adequate funding being in place. As of September 30, 2015 the outstanding balance of this note was $2,800 with $47,200 having been repaid through September 30, 2015.

NOTE 5: DEBT

Convertible Debt

As of December 31, 2014, the Company had outstanding convertible notes payable of $1,500,765, net of unamortized discounts of $246,615. Through the nine months ended September 30, 2015, the company borrowed an aggregate of $2,989,000, net of original issue discounts, under convertible notes payable and issued an aggregate of 1,270,325 common shares for the conversion of $50,000 in convertible debt and accrued interest. In addition, 550,000 common shares were issued with $250,000 of the borrowings. The relative fair value of these shares was determined to be $97,375 and was recognized as a discount to the note. Through the nine months to September, the company repaid eight convertible notes totaling $879,303. As of September 30, 2015, the Company had outstanding convertible notes payable of $1,619,076 net of unamortized discounts of $2,778,685. Of the outstanding balance as of September 30, 2015, $1,421,832, net of unamortized discounts of $115,489, is due within one year and classified as a current liability. The outstanding convertible notes of the Company are unsecured, bear interest between 8% and 12% per annum, mature between October 2015 and May 2018 and are convertible at fixed rates between $0.08 and $0.825 per share or at variable rates between 55% and 75% of the quoted market price of the Company’s common stock. In addition, $2,603,000 of the notes issued during the nine months ended September 30, 2015 are also convertible into 3 year common stock warrants at a conversion rate of $0.08 per warrant,. The warrants will be exercisable at $0.10 per share. All notes that were convertible during the nine months ended September 30, 2015 were accounted for as derivative liabilities (see Note 6). Aggregate amortization of the debt discounts on non-related party convertible debt for the nine months ended September 30, 2015 was $800,003 of which $56,347 was capitalized as construction in progress.

Nonconvertible Debt

As of December 31, 2014, the Company had outstanding notes payable to former affiliates of the Company of $413,185. These notes payable are unsecured, bear no interest and a due on demand. During the nine months ended September 30, 2015, the Company did not increase this balance. As at September 2015 the balance outstanding remains at $413,185.

NOTE 6: DERIVATIVE LIABILITIES

During 2014, notes issued by the Company became convertible and qualified as derivative liabilities under ASC 815. In addition, the outstanding nonemployee common stock options and outstanding common stock warrants became tainted and were required to be accounted for as derivative liabilities under ASC 815.

As of December 31, 2014, the aggregate fair value of the outstanding derivative liabilities was $1,765,695. In addition, during the nine months ended September 30, 2015, the Company borrowed an additional $2,989,000, net of original issuance discounts, under convertible notes. As of September 30, 2015, the aggregate fair value of the outstanding derivative liabilities was $55,632,685. For the nine months ended September 30, 2015, the net loss on derivative liabilities was $50,896,732.

The Company estimated the fair value of the derivative liabilities using the Black-Scholes option pricing model and the following key assumptions during 2015 and 2014:

	2015	2014
Expected dividends	-%	-%
Expected term (years)	0.04 - 3.92	0.01 - 4.67
Volatility	156% - 237%	130% - 223%
Risk-free rate	0.03% - 1.37%	0.01% - 1.82%

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

The following table sets forth by level with the fair value hierarchy the Company’s assets and liabilities measured at fair value as of September 30, 2015 and December 31, 2014:

	Level 1	Level 2	Level 3	Total
September 30, 2015:
Derivative liabilities – convertible debt	$-	$-	$52,411,143	$52,411,143
Derivative liabilities – warrants	-	-	3,166,137	3,166,137
Derivative liabilities – nonemployee options	-	-	55,405	55,405

December 31, 2014:
Derivative liabilities – convertible debt	$-	$-	$1,550,703	$1,550,703
Derivative liabilities – warrants	-	-	214,565	214,565
Derivative liabilities – nonemployee options	-	-	427	427

The below table presents the change in the fair value of the derivative liabilities during the nine months ended September 30, 2015:

Fair value as of December 31, 2014	$1,765,695
Fair value on the dates of issuance recorded as debt discounts	2,970,258
Fair value on the dates of issuance recognized as loss on derivatives	19,500,105
Loss on change in fair value of derivatives	31,396,627
Fair value as of September 30, 2015	$55,632,685

NOTE 7: EQUITY TRANSACTIONS

Common Stock

In January 2015, the Company increased its authorized share capital from 45,000,000 to 150,000,000 common shares.

During the nine months ended September 30, 2015, the Company issued an aggregate of 1,270,325 common shares for the conversion of convertible debt of $50,000.

During the nine months ended September 30, 2015, the Company granted an aggregate of 17,981,867 common shares to various employees, directors and third parties for services rendered. The aggregate fair value of these awards was determined to be $2,872,156 and it was recognized as stock compensation during the nine months ended September 30, 2015.

During the nine months ended September 30, 2015, the Company issued a total of 550,000 common shares were issued in connection with the borrowing of $250,000 under a convertible note. The relative fair value of these shares was determined to be $97,375 and was recognized as a discount to the note.

Options

A summary of stock option activity for the nine months ended September 30, 2015 is as follows:

		Weighted
		Average
	Options	Exercise Price
Outstanding - December 31, 2014	714,286	$4.68
Granted	-	-
Forfeited/canceled	-	-
Exercised	-	-
Outstanding – September 30, 2015	714,286	$4.68

Exercisable – September 30, 2015	714,286	$4.68

The range of exercise prices and the weighted average remaining life of the outstanding options as of September 30, 2015 was $1.05 to $12.25 per share and 3.74 years, respectively. The intrinsic value of the exercisable options as of September 30, 2015 was $0.

Warrants

The following table presents the stock warrant activity during the nine months ended September 30, 2015:

		Weighted
		Average
	Warrants	Exercise Price
Outstanding - December 31, 2014	4,529,434	$0.60
Granted	-	-
Forfeited/canceled	-	-
Exercised	-	-
Outstanding – September 30, 2015	4,529,434	$0.60

Exercisable – September 30, 2015	4,529,434	$0.60

The range of exercise prices and the weighted average remaining life of the outstanding warrants as of September 30, 2015 was $0.50 to $1.75 and 3.85 years, respectively. The intrinsic value of the exercisable warrants as of September 30, 2015 was $1,149,500.

NOTE 8: SUBSEQUENT EVENTS

From October 2015, through to January 2016, the company issued a further 214,286 shares of common stock for services rendered by both management and third parties.

The 12% remaining balance outstanding on the convertible note from 802 Investments was bought back for a total cost of $139,000 in October 2015.

From October 2015, through to January 2016 the company engaged in a financing transaction with Black Diamond Financial Group for a total of $1,588,500 net of original issue discounts. The terms of the transaction is a 12% secured convertible notes, which enable Black diamond to convert into common stock shares at a fixed price of $0.08. The notes are also convertible into 3 year common stock warrants at a rate of $0.08 per warrant. The warrants will be exercisable at $0.10 per share.

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

Pristine-M. Construction of the test plant in Oklahoma is complete and commissioning commenced in the fourth quarter  of fiscal 2015. Through September 30, 2015 we have paid $4,755,518 towards the plant and preparation work for the testing and estimated completion and testing costs are $1,700,000. An additional estimated $750,000 is required to transport the test plant to a permanent location at end of quarter one, 2016.

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

For the Three and Nine Months Ended September 30, 2015 and September 30, 2014

Revenues

We have generated no revenues for the nine months ended September 30, 2015 and 2014. In the third quarter of fiscal 2012, we received an initial license fee of $375,000 from Jindal paid pursuant to the signing of our coal testing plant construction contract. The balance of $375,000 will be due upon the successful testing of the coal testing plant, anticipated in the first quarter of fiscal 2016. We do not anticipate additional license revenues until the coal testing plant has been successfully tested, and do not expect to receive any royalty fees for approximately 16 to 18 months after an EPC contract has been signed to build a commercial scale facility.

Operating Expenses

Our operating expenses for the three months ended September 30, 2015 totaled $2,312,931 and for the three months ending September 30, 2014 totaled $626,025. Our operating expenses for the nine months ended September 30, 2015 totaled $4,064,611 and for the nine months ending September 30, 2014 totaled $2,553,760. The primary component of the operating expenses in these periods was for shares issued for services, officers’ salaries, and consulting fees.

We recorded stock-based compensation consisting of common stock and options issued for services of $2,872,155 for the nine months ended September 30, 2015, compared to $785,936 for the nine months ended September 30, 2014.

Employees

As of September 30, 2015, we had two full-time executives. President and CEO Robin Eves, Chief Operations Officer and Chief Financial Officer, Aiden Neary have written employment agreements.. Messrs. Eves received no compensation for his participation on the Board of Directors.

Net Income/Loss

For the nine months ended September 30, 2015, we experienced net losses of $56,031,246 compared to $4,800,292 for the nine months ended September 30, 2014. For the three months ended September 30, 2015, we experienced net losses of $44,951,004 compared to $1,011,605 for the three months ended September 30, 2014. These losses were primarily due to derivative valuation losses.

We anticipate losses from operations will increase during the next six months due to costs associated with the test plant completion and testing, as well as anticipated increased payroll expenses as we add necessary staff and increases in legal and accounting expenses associated with maintaining a reporting company. We expect that we will continue to have net losses from operations until revenues from operating facilities become sufficient to offset operating expenses, unless we are successful in the sale of licenses for our technology once the test plant testing is complete expected in quarter one, 2016.

Liquidity and Capital Resources

We have generated minimal revenues since inception. We have obtained cash for operating expenses through advances and/or loans from affiliates and stockholders, the sale of common stock, the issuance of loans and convertible debentures and the receipt of $375,000 in license fees from Jindal as described above.

Net Cash Used in Operating Activities. Our primary source of operating cash during the nine months ended September 30, 2015, was borrowings on related party debt, third party debt and convertible debt. Our primary uses of funds in operations were the payment of professional and consulting fees, construction of test facility and general operating expenses.

Net cash used in operating activities, was $638,580 for the nine months ended September 30, 2015 compared to net cash used of $976,876 for the same period in 2014. Non-cash items for the nine months ended September 30, 2015 totaled $54,838,788 and consisted of amortization of debt discounts, stock-based compensation, loan default and standstill expense and a loss on the change in the fair value of derivative liabilities.

Net Cash Used In Investing Activities. Net cash used in investing activities for the nine months ended September 30, 2015 consisted of $1,370,370 paid for the construction of the testing plant. This compares to $12,471 paid for the construction of the testing plant during the nine months ended September 30, 2014.

Net Cash Provided by Financing Activities. Net cash provided by financing activities during the nine months ended September 30, 2015 totaled $2,112,497 consisting of borrowings on convertible debt $2,989,000 and borrowings on related party debt of $50,000 offset by payments on convertible debt of $879,303 and payments on related party debt of $47,200.

Cash Position and Outstanding Indebtedness

Our total indebtedness at September 30, 2015 was $61,758,096 which consists of current liabilities of $61,560,852 and long term liabilities of $197,244. Current liabilities consist primarily of accounts payable, accounts payable to related parties, accrued liabilities, short-term debt, convertible debt, related party debt and derivative liabilities. At September 30, 2015, we had current assets of $104,677 in cash. Our working capital deficit at September 30, 2015 was $61,456,175. We had construction in progress of $4,755,518 as of September 30, 2015.

Contractual Obligations and Commitments

The following table summarizes our contractual cash obligations and other commercial commitments at September 30, 2015.

	Payments due by period
	Total	Less than 1 year	1 to 3 years	3 to 5 years	After 5 years
Facility lease (1)	$4,172	$4,172	$-	$-	$-
Total contractual cash obligations	$4,172	$4,172	$-	$-	$-

(1)	Our New York office lease commencing February, 2014, is on a month to month, at a rate of $4,172 per month.

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

Construction of the test plant in Oklahoma is complete and the plant was moved to the test facility at AES site in Oklahoma in quarter four 2015. Commissioning of the test facility started in November, 2015 with full coal testing expected to commence in January, 2016. As at September 30, 2015 we have paid $4,755,518 towards the plant and initial setup for the testing facility and estimate completion, moving the test facility to AES and testing will require an additional $1,700,000. An additional estimated $750,000 is required to transport the test plant to a permanent location when testing is complete.

Based on our current operational costs and including the capital requirements for our project deployments, we estimate we will need a total of approximately $3,000,000 to fund the Company for the balance of fiscal year 2015 and an additional $5,000,000 to continue for the following fiscal year (2016) or until an initial commercial plant is up and running. We will need some interim funding until the test plant is operational. We are also actively pursuing technology license and royalty agreements in order to begin construction of other facilities without incurring the capital costs associated with the construction of future plants.

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

ITEM 4. CONTROLS AND PROCEDURES

As of September 30, 2015, we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Exchange Act Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended. Based on this evaluation, management concluded that our financial disclosure controls and procedures were not effective due to our limited internal resources and lack of ability to have multiple levels of transaction review. There is a lack of appropriate segregation of duties within the Company, there is no management oversight, no control documentation being produced, and no one to review control documentation if it was being produced. As of September 30, 2015 we have two full time officers of the company.

There were no changes in disclosure controls and procedures that occurred during the period covered by this report that have materially affected, or are reasonably likely to materially effect, our disclosure controls and procedures. We do not expect to implement any changes to our disclosure controls and procedures until there is a significant change in our operations or capital resources.

We closed our Accounting office in Florida in 2014 and have moved all accounting functions to New York. This was done to streamline our accounting process and reduce overall costs. It is anticipated that the accounting function of the company will have additional accounting and control staff in the first quarter, 2016.

PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

We were served with a Statement on or about January 23, 2013 in an international arbitration proceeding titled Beijing Deheng Law Firm v. Clean Coal Technologies, Inc., #x20230033, filed with the China International Economic and Trade Arbitration Commission (“CIETAC”). The Beijing Deheng Law Firm (“Deheng”) has filed a claim against the Company for alleged breach of a Settlement Agreement to pay legal fees and costs. As a result of the arbitration, in September 2013, CIETAC awarded the Deheng Law Firm approximately $146,000 representing legal fees, arbitration fees and costs, plus interest of $36,002 giving a total of $176,002 In December 2015, the Company paid Deheng the final installment of this balance and this issue is now closed and the company has received a release from Deheng.

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

We were named as a defendant in a lawsuit filed on or about October 19, 2009, in the 17th Judicial Circuit in and for Broward County, Florida, Case No. 09-56739 (09).  The suit is a dispute for damages arising from a breach of contract involving an unrelated company, but naming Clean Coal. On February 9, 2010, Clean Coal was successful in filing a motion to dismiss the Company and its then- President  & CEO, Douglas Hague from this case. The case was re-filed under the same case number in November 2013 but dismissed without prejudice again in January 2014. In March 2015, the company agreed to settle this outstanding case to avoid additional legal fees. A settlement amount of $40,000 was agreed by both parties. As at December 31, 2015 this balance was paid and this case is now closed. The company has received a release regarding this matter.

We were named as a defendant in a lawsuit filed by a shareholder in December 2013 in the 17th Judicial Circuit in and for Broward County, Florida, Case No. 12-030351(05). The suit alleges misrepresentations regarding removal of restricted legends on stock certificates and misapplication by the Company of securities regulations and laws regarding legend removal. In July 2015 the seventeenth judicial court in and for Broward County, Florida dismissed this case for lack of prosecution.

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

In August 2015, the company issue Mr. Eves 2,000,000 shares in recognition of achieving internal milestones regarding the test facility fabrication.

In August 2015, the company issued Mr. Neary 2,000,000 shares in recognition of achieving internal milestones regarding the test facility fabrication.

In August 2015, the company issued Mr. Eves and Mr. Neary 750,000 shares each upon renewing their employment contract.

In September 2015, the company issued Olive Tree Investments a total of 550,000 shares for IR services.

In September 2015, the company issued One Equity Research 275,000 shares for research

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