Form 10-K
period 2015-12-31
Clean Coal Technologies Inc.
filed 2016-06-06
CIK 1445109

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark One)

☒  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the year ended: December 31, 2015

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

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). YES  ☐  NO  ☒

On June 06, 2016, there were 71,671,121 shares of common stock of the Registrant outstanding. On June 30, 2015, the market value of common stock held by non-affiliates was $14,455,391 based upon the closing price of $0.49 per share of common stock as quoted by the OTC Markets Group.

Documents Incorporated by Reference

None.

CLEAN COAL TECHNOLOGIES, INC.
2015 ANNUAL REPORT ON FORM 10-K

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

Development Status:

Pristine process. Pristine process successfully lab tested on small scale and through advanced computer modeling. As at May, 2016, various aspects of the Pristine process has been tested at our test facility at the AES coal Power plant in Oklahoma as part of the testing of Pristine M.

Pristine-M. Construction of the testing plant and the testing of coal in Oklahoma is complete. As at December 31, 2015, we have paid $5,970,319 towards the plant.

Pristine-SA process. Pristine SA process analysis is at a very early stage. Further research and development is expected post completion of the coal testing plant

Business Outlook

·	Jindal Steel & Power is expected to contract the first commercial plant in third quarter, 2016. Jindal is currently reviewing test results from the facility with the expectation of building a commercial facility.

·	Several multinational corporations have undertaken due diligence on our processes and some have visited the test facility to see the process in operation. We are currently working through further due diligence with them to get to a commercial agreement..

·	Numerous discussions continuing with various domestic and international coal producers, mine operators and power plant operators about our technology and its potential application including but not restricted to India, New Zealand, South Korea, Australia and Indonesia.

Technology

Our original Pristine coal treating process extracts the volatile matter (solidified gases or pollutant material) from a wide variety of coal types by heating the mineral as it transitions through several disparate heat chambers, causing the volatile matter to turn to gas and escape the coal, leaving behind a cleaner-burning fuel source. Historically, the primary technological challenge of extracting this volatile matter has been maintaining the structural and chemical integrity of the carbon, while achieving enough heat to turn the volatile matter into a gaseous state. Heating coal to temperatures well in excess of 700° Fahrenheit is necessary to quickly turn volatile matter gaseous. However, heating coal to these temperatures has generally caused the carbon in the coal to disintegrate into an unusable fine powder (coal dusting). Our patented flow process transitions the coal through several atmospherically independent heat chambers controlled at increasingly higher temperatures. These heat chambers are infused with inert gases, primarily carbon dioxide (CO2), preventing the carbon from combusting. We have identified the optimum combination of atmospheres, levels of inert gases, transport speed, and temperatures necessary to quickly extract and capture volatile matter, while maintaining the structural and chemical integrity of the coal. Using our technology, we are able to capture the volatile gases that escape the coal, and to utilize some of these gases to fuel the process, while others are captured in the form of usable byproducts, to potentially provide an ancillary revenue stream. Depending on the characteristics of the coal being cleaned, the flow processing time is expected to be in the range of 6 to 8 minutes.

Our process derivatives are broadly characterized by the following three elements which vary according to the   characteristics of the feed coal:

A first stream is predominantly water that is extracted from the coal. Although expected to be 100% pure (water removed from coal is condensed from its vapor state), it may contain some contaminants.

A second stream, produced in the de-volatizing stage of the process, is the condensed light hydrocarbons gases that we call “coal-derived liquids”, or CDLs. These could prove to be the most valuable component of the process. It is anticipated that the CDLs will resemble a crude oil (probably sweet crude if the sulfur content of the feed coal is low) resulting in a readily-marketable product. In the Pristine-M process, de-volatization is controlled and optimized to meet the needs of drying and stabilizing the coal, minimizing the production of gas or liquid byproducts.

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

The Pristine-M process, sharing some of the scientific principles and engineering components that underpin the Pristine process, is also a modular design that includes a section where the coal is partially de-volatized and then coupled to as many drying and stabilization modules as may be required to achieve a client’s desired level of production. Each of the modules is designed to handle 30-tons/hr and, similar to the Pristine process, relies on components that are primarily available off-the-shelf and have already stood the test of time as to their reliability and durability.

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

Our technology has been tested and proven under laboratory and pilot scale conditions in Pittsburg, PA, and the results studied by LEIDOS (previously SAIC) as well as certain potential strategic partners as part of their due diligence on CCTI and the CCTI technology.   To date, testing of about 40 coal types from all over the world has been completed.  We have also benchmarked our technology against the Carnegie Mellon simulation model with excellent results. Testing has shown no evidence of coal dusting, self-combustion, moisture re-absorption, or other technical concerns that might hinder commercialization. As at May 2016 we have tested Powder River Basin coal at out testing facility at AES Oklahoma.

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

Coal testing for the Pristine-M process commenced in December 2015 and we anticipate testing to continue through early quarter two 2016 after which we expect to transition quickly into full commercial mode.

Competition

At this filing, the coal upgrade industry globally, excluding coking processes, remains in its infancy.  The penetration rate of technologies focused on de-watering coal is well under 1% based on annual production of thermal coals measured in the billions of tons.  There are numerous competitors in the pre-combustion, upgrade segment but many of these have failed, are inactive, or in pilot mode.  The Company believes that it is still in a position to enjoy early-mover advantage if the coal testing plant and the commercial modules are successfully developed during 2016

The difficulties experienced by the Company’s competitors fall into three categories: the technologies have failed to scale up; they are expensive and, therefore, challenge the economics of the process; or they have failed to produce a stable end product, that is, a product that does not reabsorb moisture and is safe to transport with minimal risk of spontaneous combustion. From a scale-up perspective, CCTI’s Pristine M technology faces a much smaller challenge as it is a modular system built around well-known and proven components. From our 2-ton per hour prototype to our 30-ton per hour standard commercial module, initial scale-up is a 1:15 proposition that is considered very modest from an engineering perspective.  Scalability issues are mitigated by the modular nature of the industrial design that, once the basic module is operational, further scale up is achieved by adding identical modules. We consider it a major competitive advantage that our clients who build large capacity, single-unit plants based on what are likely to be new and untested components.

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

A new provisional patent application Serial No. 61/829,006 was filed by the Company in May, 2013 directed to the treatment of coal. Counterpart foreign patents has been filed based on that technology. In Q2 2013, we filed a provisional patent application for a new process to be called Pristine-SA. The new process is designed to produce a coal product that is devoid of all volatiles and comes together with a solution for ensuring efficient and clean combustion on a level with natural gas. Now that the application on the basic concept has been filed, we expect to continue further research and development to address Pristine-SA’s potential application in various fuel and non-fuel product areas.

We expect to file for additional patents as we continue the commercialization of our technology and factory design. We intend to continue to seek worldwide protection for all our technology. The following table provides a summary of our technology to date.

Docket Number	Application Number	Appln/PCT Date	Grant Number	Grant Date	Country	Status
5214-0002	00818174.8	11/02/2000			China P.R. - (CN)	F - (Pending)
5214-0003	09/704,738	11/03/2000	6,447,559	09/10/2002	United States - (US)	G - (Granted)
5214-0004	2,389,970	11/02/2000	2,389,970	03/27/2012	Canada - (CA)	G - (Granted)
5214-0006	00992027.3	11/02/2000	1240280	10/02/2013	European Patent Convention - (EP)	G - (Granted)
5214-0007	2002/01914	11/02/2000	TR200201914	06/21/2005	Turkey - (TR)	I - (Inactive)
5214-0009	PCT/US2008/060364	04/15/2008			Patent Cooperation Treaty - (WO)	I - (Inactive)
5214-0010	W-00200201274	11/02/2000			Indonesia - (ID)	F - (Pending)
5214-0011	11/344,179	02/01/2006	7,879,117	02/01/2011	United States - (US)	G - (Granted)
5214-0012	03107833.3	10/30/2003			Hong Kong - (HK)	F - (Pending)
5214-0015	12/926,944	12/20/2010			United States - (US)	I - (Inactive)
5214-0016	7426/DELNP/2010	04/15/2008			India - (IN)	F - (Pending)
5214-0017	200880129212.2	04/15/2008	200880129212.2	12/25/2013	China P.R. - (CN)	G - (Granted)
5214-0018	W00201003932	04/15/2008			Indonesia - (ID)	F - (Pending)
5214-0019	2008354703	04/15/2008			Australia - (AU)	I - (Inactive)
5214-0020	2010/07455	04/15/2008	2010-07455	04/25/2012	South Africa - (ZA)	G - (Granted)
5214-0021	10-142509	04/15/2008			Colombia - (CO)	F - (Pending)
5214-0022	PI0822577-0	04/15/2008			Brazil - (BR)	F - (Pending)
5214-0023	01145-2010	10/19/2010			Chile - (CL)	F - (Pending)
5214-0024	4510	04/15/2008	3493	10/25/2010	Mongolia - (MN)	G - (Granted)
5214-0025	12/736,535	04/15/2008			United States - (US)	I - (Inactive)
5214-0028	201110142494.3	11/02/2000	ZL201110142494.3	10/14/2015	China P.R. - (CN)	G - (Granted)
5214-0030	61/531,791	09/07/2011			United States - (US)	I - (Inactive)
5214-0031	11110274.3	09/29/2011	HK1156065	08/15/2014	Hong Kong - (HK)	G - (Granted)
5214-0033	12102379.3	03/08/2012			Hong Kong - (HK)	F - (Pending)
5214-0035	PCT/US2012/054160	09/07/2012			Patent Cooperation Treaty - (WO)	I - (Inactive)
5214-0037	13153292.1	01/30/2013			European Patent Convention - (EP)	F - (Pending)
5214-0038	61/829,006	05/30/2013			United States - (US)	I - (Inactive)
5214-0039	13/940,026	07/11/2013			United States - (US)	I - (Inactive)
5214-0040	AL//P/2013/0342	11/02/2000	1240280	10/02/2013	Albania - (AL)	G - (Granted)
5214-0041	00992027.3	11/02/2000	1240280	10/02/2013	Austria - (AT)	G - (Granted)
5214-0042	CY20131101169	11/02/2000	1240280	10/02/2013	Cyprus - (CY)	G - (Granted)
5214-0043	00992027.3	11/02/2000	60048281.2	10/02/2013	Germany - (DE)	G - (Granted)
5214-0044	00992027.3	11/02/2000	1240280	10/02/2013	Spain - (ES)	G - (Granted)
5214-0045	00992027.3	11/02/2000	1240280	10/02/2013	Great Britain - (GB)	G - (Granted)

5214-0046	00992027.3	11/02/2000	1240280	10/02/2013	Greece - (GR)	G - (Granted)
5214-0047	00992027.3	11/02/2000	1240280	10/02/2013	Ireland - (IE)	G - (Granted)
5214-0048	502013902221416	11/02/2000	1240280	10/02/2013	Italy - (IT)	G - (Granted)
5214-0049	00992027.3	11/02/2000	1240280	10/02/2013	Latvia - (LV)	G - (Granted)
5214-0050	00992027.3	11/02/2000	5154	10/02/2013	Macedonia - (MK)	G - (Granted)
5214-0051	00992027.3	11/02/2000	1240280	10/02/2013	Portugal - (PT)	G - (Granted)
5214-0052	00992027.3	11/02/2000	1240280	10/02/2013	Romania - (RO)	G - (Granted)
5214-0053	00992027.3	11/02/2000	1240280	10/02/2013	Sweden - (SE)	G - (Granted)
5214-0054	00992027.3	11/02/2000	1240280	10/02/2013	Slovenia - (SI)	G - (Granted)
5214-0055	00992027.3	11/02/2000	2013/15136	10/02/2013	Turkey - (TR)	G - (Granted)
5214-0056	14/282,558	05/20/2014			United States - (US)	F - (Pending)
5214-0057	12845210.9	09/07/2012			European Patent Convention - (EP)	F - (Pending)
5214-0058	201490565	09/07/2012			Eurasian Patent Convention - (EA)	F - (Pending)
5214-0059	2012333101	09/07/2012			Australia - (AU)	F - (Pending)
5214-0060	2,848,068	09/07/2012			Canada - (CA)	F - (Pending)
5214-0061	1722/DELNP/2014	09/07/2012			India - (IN)	F - (Pending)
5214-0062	1-2014-500512	09/07/2012			Philippines - (PH)	F - (Pending)
5214-0063	14/343,568	09/07/2011			United States - (US)	F - (Pending)
5214-0064	2014/02154	09/07/2012			South Africa - (ZA)	F - (Pending)
5214-0065	14068729	09/07/2012			Colombia - (CO)	F - (Pending)
5214-0066	MX/a/2014/002717	09/07/2012			Mexico - (MX)	F - (Pending)
5214-0067	90134-01	09/07/2012			Panama - (PA)	F - (Pending)
5214-0068	2014-529896	09/07/2012			Japan - (JP)	F - (Pending)
5214-0069	10-2014-7008281	09/07/2012			Republic of Korea - (KR)	F - (Pending)
5214-0070	P00201401962	09/07/2012			Indonesia - (ID)	F - (Pending)
5214-0071	5304	03/25/2014	4176	04/09/2015	Mongolia - (MN)	G - (Granted)
5214-0072	PI2014000646	09/07/2012			Malaysia - (MY)	F - (Pending)
5214-0073	17613	09/07/2012	17613	02/26/2015	Sri Lanka - (LK)	G - (Granted)
5214-0074	PCT/US2014/040256	05/30/2014			Patent Cooperation Treaty - (WO)	I - (Inactive)
5214-0075	15100135.9	01/07/2015			Hong Kong - (HK)	F - (Pending)
5214-0076	2015202493	05/08/2015			Australia - (AU)	F - (Pending)
5214-0077	14/891,893	05/30/2014			United States - (US)	F - (Pending)
5214-0078	2014273996	05/30/2014			Australia - (AU)	F - (Pending)
5214-0079	2,912,824	05/30/2014			Canada - (CA)	F - (Pending)
5214-0080	201480030985.0	05/30/2014			China P.R. - (CN)	F - (Pending)
5214-0081	15-304594	05/30/2014			Colombia - (CO)	F - (Pending)
5214-0082	14803703.9	05/30/2014			European Patent Convention - (EP)	F - (Pending)
5214-0083	PCT/US2014/040256	05/30/2014			Hong Kong - (HK)	F - (Pending)
5214-0084	11109/DELNP/2015	05/30/2014			India - (IN)	F - (Pending)
5214-0085	P00201508659	05/30/2014			Indonesia - (ID)	F - (Pending)
5214-0086	PCT/US2014/040256	05/30/2014			Japan - (JP)	F - (Pending)
5214-0087	714208	05/30/2014			New Zealand - (NZ)	F - (Pending)
5214-0088	2015155730	05/30/2014			Russian Federation - (RU)	F - (Pending)
5214-0089	2015/08515	05/30/2014			South Africa - (ZA)	F - (Pending)
5214-0090	10-2015-7037018	05/30/2014			Republic of Korea - (KR)	F - (Pending)
5214-0091	201610015312.9	01/11/2016			China P.R. - (CN)	F - (Pending)
5214-0092	201618002729	01/25/2016			India - (IN)	F - (Pending)

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

Employees

As of December 31, 2015, we had two full-time executives, President and CEO Robin Eves, Chief Operations Officer and Chief Financial Officer, Aiden Neary have written employment agreements. Messrs. Eves and Neary received no compensation for their participation on the Board of Directors. In July, 2015 Mr Ponce deLeon retired from the company as both a member of the board of directors and also as Chief Operating Officer.

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

We have received only limited licensing revenues from operations to date. We have generated operational funding in fiscal 2015 from private debt and equity offerings to use for operating expenses or research and development. Since inception, we have been able to cover our operating losses from debt and equity financing. These sources of funds may not be available to cover future operating losses. If we are not able to obtain adequate sources of funds to operate our business we may not be able to continue as a going concern.

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

We do not yet know whether coal processed using our technology can be produced and sold on a commercial basis in a cost effective manner after taking into account the cost of the feedstock, processing costs, license and royalty fees and the costs of transportation. Because we have not experienced any full scale commercial operations, we have not yet developed a guaranteed efficient cost structure. We are currently using the estimates for anticipated pricing and costs, as well as the qualities of the coal processed in the laboratory setting to make such estimates. We may experience technical problems that could make the processed coal more expensive than anticipated. Failure to address both known and unforeseen technical challenges may materially and adversely affect our business, results of operations and financial condition. Initial indications based on actual test results show a positive impact on the quality of the processed coal.

We have experienced large net losses, have little liquidity and need to obtain funds for operations or we may not be able to continue.

We have incurred net losses since inception. The net losses to date include large non-cash expenses recorded for share-based compensation for consultants and officer compensation. However, in addition to the non-cash expenses, we had other operating expenses, funded in large part through loans from existing shareholders. In order to meet our current operating budget and anticipated contractual obligations, we estimate that we will need an additional $5,000,000 for 2016, based on our current contractual obligations. At December 31, 2015, we had total liabilities of $81,016,531 and cash of $123,066. If we cannot obtain adequate financing from new funding sources, we will be unable to continue operations or meet our contractual obligations.

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

ITEM 1B. UNRESOLVED STAFF COMMENTS

None.

ITEM 2. PROPERTIES

We have leased executive office space at 295 Madison Avenue, New York, NY 10017. As at January, 2016 we have downgraded our office space to a satellite office at a monthly cost of $200 per month.

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

Quarter Ended	Low	High
31-Dec-15	$0.63	$0.96
30-Sep-15	$0.19	$1.05
30-Jun-15	$0.08	$0.34
31-Mar-15	$0.06	$0.10
31-Dec-14	$0.04	$0.11
30-Sep-14	$0.08	$0,49
30-Jun-14	$0.15	$0.70
31-Mar-14	$0.52	$1.45

The closing price of our common stock as quoted on the OTC Markets on March 24, 2016 was $0.38 per share. As of March 24, 2016, there were approximately 2,181 holders of record of our common stock and 71,500,884 shares of common stock outstanding based on information provided by our transfer agent, Worldwide Stock Transfer, LLC.

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

Issuer Purchases of Equity Securities

During the year ended December 31, 2015, we did not purchase any of our own equity securities.

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

In September 2015, the company issued One Equity Research 275,000 shares for research.

In September 2015, the company issued 150,000 common shares to 802 Investments as part of buying back a convertible note

In November 2015 the company issued 14,286 common shares to Davis Research for IR services provided in 2014.

In November 2015 the company issued 100,000 common shares to Mr Thomas Shreve on joining the Board of Directors

In December 2015 the company issued 50,000 common shares to Mr Lamp for services provided through 2015

In December 2015 the company issued 50,000 common shares for services provided for IR through 2015

In December 2015, we reserved 170,237 shares for Black Diamond under their Series A advancements made throughout the year. These shares have not yet been issued but are being recognized in the accounts

The total number of common shares issued and recognized as due in 2015 was 20,186,715.

The above securities were issued in reliance on the exemption from registration pursuant to Section 4(2) of the Securities Act of 1933, as amended, and the regulations promulgated thereunder. The issuances were for investment received, the transactions were privately negotiated and none involved any kind of public solicitation.

Issued for Services

During the year ended December 31, 2015, Clean Coal issued an aggregate of 18,196,153 common shares for services valued at $3,037,735. These shares were issued to consultants and employees for services rendered.

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

Factors Affecting Results of Operations

Our operating expenses include the following:

·	Consulting expenses, which consist primarily of amounts paid for technology development and design and engineering services;
·	General and administrative expenses, which consist primarily of salaries, commissions and related benefits paid to our employees, as well as office and travel expenses;
·	Research and development expenses, which consist primarily of equipment and materials used in the development and testing of our technology; and
·	Legal and professional expenses, which consist primarily of amounts paid for audit, disclosure and reporting services.

Results of Operations

The following information should be read in conjunction with the financial statements and notes appearing elsewhere in this Report. We have generated limited revenues from inception to date. We anticipate that we may not receive any significant revenues from operations until we begin to receive royalty revenues from our coal testing plant which we estimate will be approximately 18 months after the successful testing of the plant anticipated in early quarter two of fiscal 2016. We are also in preliminary discussions with companies, business groups, consortiums in the USA and Asia to license our technology, which, if successful, could realize limited short term revenue opportunities from the signing of technology licensing agreements.

For the Years Ended December 31, 2015, and 2014.

We had no revenues for the year ended December 31, 2015 and the year ended December 31, 2014. In the year ended December 31, 2012, we have received an initial license fee of $375,000 from Jindal paid pursuant to the signing of our coal testing plant construction contract. The balance of $375,000 will be due upon the successful testing of the coal testing plant, currently anticipated in the third quarter of fiscal 2016. We do not anticipate additional license revenues until the coal testing plant has been successfully tested, and do not expect to receive any significant royalty fees for approximately 18 months thereafter.

Operating Expenses

Our operating expenses for the year ended December 31, 2015 totaled $11,049,269, compared to $3,678,346 for the prior year. The $7,370,923 increase in operating expenses during the year ended December 31, 2015 compared to 2014 is mainly due to a $1,968,434 increase in consulting and services expense related to the issuance of common stock for services and the impairment of construction in progress of $5,970,319 recognized during 2015.

We recorded stock-based compensation of $3,037,735 for the year ended December 31, 2015, compared to $659,360 for the same period in the prior year. The stock-based compensation consists of common shares issued for services and amortization of stock options and stock awards during the years ended December 31, 2015 and 2014.

All Board of Directors’ cash fees have been accrued as of this date. Our CEO and President, Robin Eves, our Chief Operations Officer and Aiden Neary are not compensated for their participation on our Board. Mr. Ponce deLeon retired from the company in July, 2015 in his capacity of COO and a member of our board of directors.

Employees

As of December 31, 2013, we have two full-time executives, President and CEO Robin Eves and Chief Operations Officer and Chief Financial Officer Aiden Neary have written employment agreements. Mr Eves and Neary received no compensation for their participation on the Board of Directors. In July 2015, Mr. Ponce deLeon retired from the company from his role as Chief Operating Officer and also as a member of the board of directors.

On July 1, 2015, we entered into three year employment agreements with Robin Eves as President and Chief Executive Officer and Aiden Neary as Chief Operating Officer, Chief Financial Officer and director. Mr. Eves receives an annual salary of $495,000. Mr. Neary receives an annual salary of $375,000. Each officer was also granted 750,000 common shares.

The terms of the agreements described above were negotiated by and between the individuals and our Board of Directors based on the qualifications and requirements of each individual and the needs of the company.

Net Income/Loss

For the years ended December 31, 2015 and 2014, we experienced net losses of $80,331,983 and $7,575,033, respectively. The losses were mainly due to the recognition of $61,084,036 and $1,444,188 in losses on derivative liabilities, and interest expense of $2,505,471 and $2,452,499 for the years ended December 31, 2015 and 2014, respectively. During the year ended December 31, 2015, we also incurred $5,970,319 in asset impairment expenses as a result of the write-off of plant construction and $6,042,463 in loss on extinguishment of debt due to the modification of certain convertible notes payable.

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

Net Cash Used in Operating Activities.

During the years ended December 31, 2015 and 2014, we used $1,176,176 and 1,151,983 in cash from operations. Our primary sources of operating cash during the years ended December 31, 2015 and 2014 were from issuing Convertible Notes. Our primary uses of funds in operations were payments made to our consultants and employees, legal and professional costs as well as travel and office expenses. We also commenced the repayment of an outstanding legacy settlement.

Net Cash Used In Investing Activities.

During the years ended December 31, 2015 and 2014, we used $2,585,171 and $12,471 in investing activities, respectively. In 2015 we used $2,585,171 for the construction in progress on our coal testing plant. Construction of the coal testing plant was temporarily halted in Oklahoma during 2014 due to insufficient funds.

Net Cash Provided by Financing Activities.

Net cash provided by financing activities during the years ended December 31, 2015 and 2014 totaled $3,883,283 and $1,129,942, respectively. We received $5,308,680 and $1,249,500 from the issuance of convertible debt during the years ended December 31, 2015 and 2014, respectively, and repaid $1,425,397 on convertible debt during the year ended December 31, 2015.

Cash Position and Outstanding Indebtedness.

Our total indebtedness at December 31, 2015 and 2014 was $81,016,531 and $7,110,260, respectively, which consists $76,543,117 and $7,100,260 of current liabilities and $4,473,414 and $0 of long-term debt, respectively. Current liabilities consist primarily of accounts payable, accounts payable to related parties, short-term debt, convertible debt and accrued liabilities. At December 31, 2015 and 2014, we had current assets of $123,066 and $1,130 in cash, respectively. Our working capital deficit at December 31, 2015 and 2014 was $$76,420,051 and $7,099,130, respectively. We had $0 and $3,212,944 in construction in progress as of December 31, 2015 and 2014, respectively.

Contractual Obligations and Commitments

The following table summarizes our contractual cash obligations and other commercial commitments at December 31, 2015.

	Payments due by period
	Total	Less than 1 year	1 to 3 years	3 to 5 years	After 5 years
Facility lease (1)	$-	$4,171	$-	$-	$-
Total contractual cash obligations	$-	$4,171	$-	$-	$-

(1)	Our New York lease is on a month to month basis, at a monthly rate of $4,171 per month.

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

In November 2015, we entered into a six month agreement with South of the Rose communication to manage our Investor Relations needs and manage social media requirements..

Construction of the coal testing plant was completed in 2015 and testing commenced in December 2015 at the AES Coal Power Utility in Oklahoma. As of December 31, 2015, we have paid $3,212,944 towards the plant and estimated completion will require an additional $1,500,000 with a further $1,500,000 required to move the test plant to AES and to complete the testing.

Based on our current operational costs and including the capital requirements for our project deployments, we estimate we will need a total of approximately $7,500,000 to fund the Company for the fiscal year 2016 and an additional $5,000,000 to $7,500,000 to continue for the following fiscal year (2017) or until an initial commercial plant is up and running.

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

FINANCIAL STATEMENTS INDEX

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Stockholders and Board of Directors of
Clean Coal Technologies, Inc.
New York, New York

We have audited the accompanying balance sheets of Clean Coal Technologies, Inc. (the “Company”) as of December 31, 2015 and 2014 and the related statements of operations, changes in stockholders’ deficit, and cash flows for the years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Clean Coal Technologies, Inc. as of December 31, 2015 and 2014 and the results of its operations and its cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.

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

/s/MaloneBailey, LLP
www.malonebailey.com
Houston, Texas
June 06, 2016

Clean Coal Technologies, Inc.
Balance Sheets

	December 31,	December 31,
	2015	2014
ASSETS
Current Assets
Cash	$123,066	$1,130
Total Current Assets	123,066	1,130

Property, plant and equipment, net of accumulated depreciation of $1,019 and $1,019, respectively	-	-
Construction in progress	-	3,212,944

Total Assets	$123,066	$3,214,074

LIABILITIES AND STOCKHOLDERS' DEFICIT
Current Liabilities
Accounts payable	$1,285,724	$1,020,470
Accrued liabilities	3,708,017	2,400,145
Debt, net of unamortized discounts	413,185	413,185
Convertible debt, net of unamortized discounts	1,131,873	1,500,765
Derivative liabilities	70,004,318	1,765,695
Total Current Liabilities	76,543,117	7,100,260

Long-Term Liabilities
Convertible debt, net of unamortized discounts	4,473,414	-
Total Liabilities	81,016,531	7,100,260

Stockholders' Deficit
Common stock, $0.00001 par value 150,000,000 shares authorized, 60,577,714 and 40,393,751 shares issued and outstanding, respectively	606	404
Additional paid-in capital	222,260,166	218,935,664
Accumulated deficit	(303,154,237)	(222,822,254)
Total Stockholders' Deficit	(80,893,465)	(3,886,186)
Total Liabilities and Stockholders' Deficit	$123,066	$3,214,074

The accompanying notes are an integral part of these financial statements.

Clean Coal Technologies, Inc.
Statements of Operations

	Years Ended
	December 31,
	2015	2014

Operating Expenses:
General and administrative	1,291,326	2,208,412
Consulting services	3,438,368	1,469,934
Impairment of construction in progress	5,970,319	-

Loss from Operations	(10,700,013)	(3,678,346)

Other Expenses:

Loss on change in fair value of derivative liabilities	(61,084,036)	(1,444,188)
Loss on extinguishment of debt	(6,042,463)	-
Interest expense	(2,038,581)	(2,179,235)
Loan default and standstill expense	(466,890)	(273,264)
Total Other Expenses	(69,631,970)	(3,896,687)

Net loss	$(80,331,983)	$(7,575,033)

Net loss per share - basic and diluted	$(1.69)	$(0.22)

Weighted average common shares outstanding - basic and diluted	47,550,817	33,797,751

The accompanying notes are an integral part of these financial statements.

Clean Coal Technologies, Inc.
Statements of Changes in Stockholders' Deficit
Years Ended December 31, 2015 and 2014

			Additional		Stockholders'
	Common Stock		Paid-In	Accumulated	Equity
	Shares	Amount	Capital	Deficit	(Deficit)
Balances at December 31, 2013	25,922,202	$259	$213,288,017	$(215,247,221)	$(1,958,945)

Common stock issued for services	1,851,428	19	639,847	-	639,866
Common stock issued with debt	21,429	-	8,319	-	8,319
Common stock issued for accrued liabilities	5,132,753	51	1,539,775	-	1,539,826
Common stock issued for conversion of debt	9,736,826	97	1,497,948	-	1,498,045
Common stock returned to the company and cancelled	(2,270,887)	(22)	22	-	-
Forgiveness of related party accounts payable	-	-	262,652	-	262,652
Options expense	-	-	19,494	-	19,494
Reclassification of warrants as derivative liabilities	-	-	(6,026)	-	(6,026)
Resolution of derivative liabilities	-	-	1,685,616	-	1,685,616
Net Loss	-	-	-	(7,575,033)	(7,575,033)
Balances at December 31, 2014	40,393,751	$404	$218,935,664	$(222,822,254)	$(3,886,186)
Common stock issued for services	18,196,153	182	3,037,553	-	3,037,735
Common stock issued with debt	550,000	5	97,370	-	97,375
Common stock issued for conversion of debt	1,270,325	13	49,987	-	50,000
Stock split share adjustment	(2,752)	-	-	-	-
Common stock issued with debt modification	170,237	2	139,592	-	139,594
Net loss	-	-	-	(80,331,983)	(80, 331,983)
Balances at December 31, 2015	60,577,714	$606	$222,260,166	$(303,154,237)	$(80,893,465)

The accompanying notes are an integral part of these financial statements.

Clean Coal Technologies, Inc.
Statements of Cash Flows

	Years Ended
	December 31,
	2015	2014
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(80,331,983)	$(7,575,033)
Adjustment to reconcile net loss to net cash used in operating activities:
Amortization of debt discounts	1,352,608	2,115,956
Impairment of construction in progress	5,970,319	-
Loan default and standstill expense	466,890	273,264
Stock-based compensation	3,037,735	639,866
Options expense	-	19,494
Loss on extinguishment of debt	6,042,463	-
Loss on change in fair value of derivative liabilities	61,084,036	1,444,188
Changes in operating assets and liabilities:
Accounts payable	265,254	228,531
Accrued expenses	936,502	1,701,751
Net Cash Used in Operating Activities	(1,176,176)	(1,151,983)

CASH FLOWS FROM INVESTING ACTIVITIES:
Cash paid for construction in progress	(2,585,171)	(12,471)
Net Cash Used in Financing Activities	(2,585,171)	(12,471)

CASH FLOWS FROM FINANCING ACTIVITIES:
Borrowings on debt	-	15,527
Payments on debt	(1,425,397)	(35,530)
Borrowings on convertible debt, net of face discounts and lender fees	5,308,680	1,249,500
Payments on related party convertible debt	-	(79,250)
Borrowings on related party debt	50,000	29,017
Payments on related party debt	(50,000)	(49,322)
Net Cash Provided by Financing Activities	3,883,283	1,129,942

NET CHANGE IN CASH AND CASH EQUIVALENTS	121,936	(34,512)
CASH AND CASH EQUIVALENTS - beginning of period	1,130	35,642
CASH AND CASH EQUIVALENTS - end of period	$123,066	$1,130

The accompanying notes are an integral part of these financial statements.

Clean Coal Technologies, Inc.
Statements of Cash Flows
(continued)

	Years Ended
	December 31,
	2015	2014

SUPPLEMENTAL DISCLOSURES:
Cash paid for interest	$114,905	$-
Cash paid for income taxes	-	-

NON-CASH INVESTING AND FINANCING ACTIVITIES:
Derivative liabilities recorded as debt discounts	$5,479,767	$1,245,816
Capitalized interest	172,203	-
Common stock issued with debt	97,375	8,319
Common stock issued for debt and accrued interest	50,000	1,498,045
Accrued cash structuring fees	255,512	-
Resolution of derivative liabilities	-	1,685,616
Discounts due to warrants issued with debt	-	400,000
Common stock issued for accounts payable	-	1,539,826
Reclassification of warrants as derivative liabilities	-	6,026
Return of shares	-	22
Forgiveness of accounts payable to related party	-	262,652

The accompanying notes are an integral part of these financial statements.

Clean Coal Technologies, Inc.
Notes to Financial Statements

NOTE 1: NATURE OF BUSINESS

Clean Coal Technologies, Inc. (“CCTI”, the “Company”, “Clean Coal”, “we”, “our”), a Nevada corporation, is developing a patented multi-stage process that transforms coal with high levels of impurities, contaminants and other polluting elements into an exceptionally efficient, clean and inexpensive source of high energy, low polluting fuel.

NOTE 2: SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Accounting Methods

The Company’s financial statements are prepared using the accrual method in accordance with Generally Accepted Accounting Principles in the United State of America (“GAAP”).

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

Revenue Recognition

The Company applies the provisions of Accounting Standards Codification (“ASC”) 605 Revenue Recognition (ASC 605) which provides guidance on the recognition, presentation, and disclosure of revenue in financial statements filed with the SEC. ASC 605 outlines the basic criteria that must be met to recognize revenue and provides guidance for disclosure related to revenue recognition policies. In general, the Company recognizes revenue when (i) persuasive evidence of an arrangement exists, (ii) delivery has occurred or services have been rendered, (iii) the fee is fixed or determinable, and (iv) collectability is reasonably assured.

The Company generated revenue in 2012 related to license fees received for the use of its technology. The license fee revenue requires no continuing performance on the Company’s part and is recognized upon receipt of the licensing fee and grant of the license.

During 2012, the Company granted a 25-year technology license agreement for a one-time license fee of $750,000. The first installment of the license fee $375,000 has been collected pursuant to the signing of a coal testing plant construction contract and the balance of $375,000 will be due upon the successful testing of the coal testing plant, estimated to be in the second quarter of 2016. In addition, under the technology license agreement, the Company will receive an on-going royalty fee of $1 per metric ton on all coal processed using the technology, up to $4,000,000 per annum. No revenue has been earned in 2014 or 2015.

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

Federal Income Tax

Clean Coal files income tax returns in the U.S. federal jurisdiction, and the state of Nevada. Clean Coal’s policy is to recognize interest accrued related to unrecognized tax benefits in interest expense and penalties in operating expenses.

Deferred taxes are provided on a liability method whereby deferred tax assets are recognized for deductible temporary differences and operating loss and tax credit carry forwards and deferred tax liabilities are recognized for taxable temporary differences. Temporary differences are the differences between the reported amounts of assets and liabilities and their tax bases. Deferred tax assets are reduced by a valuation allowance when, in the opinion of management, it is more likely than not that some portion or all of the deferred tax assets will not be realized. Deferred tax assets and liabilities are adjusted for the effects of changes in tax laws and rates on the date of enactment.

Net deferred tax assets consist of the following components as of December 31, 2015 and 2014:

	2015	2014
Deferred tax assets:
Net operating loss carryforward	$7,880,283	$6,885,735
Valuation allowance	(7,880,283)	(6,885,735)
	$-	$-

The federal income tax provision differs from the amount of income tax determined by applying the U.S. federal income tax rate of 35% to pretax income from continuing operations for the years ended December 31, 2015 and 2014 due to the following:
	2015	2014
Pre-tax book loss	$(28,116,194)	$(2,651,262)
Meals and entertainment	1,140	-
Common stock, options and warrants issued for services and debt discount	1,063,207	230,776
Debt extinguishment expense	2,114,862	-
Asset impairment expense	2,089,611	-
Debt discount amortization	473,413	-
Loss on derivative liability	21,379,413	505,466
Valuation allowance	994,548	1,915,020
	$-	$-

The Company had net operating losses of approximately $22,500,000 that begin to expire in 2025.  Due to the change in ownership provisions of the Tax Reform Act of 1986, net operating loss carryforwards for Federal income tax reporting purposes are subject to annual limitations. Should a change in ownership occur, net operating loss carryforwards may be limited as to use in future years. In accordance with the statute of limitations for federal tax returns, the Company’s federal tax returns for the years 2011 through 2014 are subject to examination.
Property and Equipment

Property and equipment consists of furniture and fixtures and computer equipment, recorded at cost, depreciated upon placement in service over estimated useful lives ranging from three to five years on a straight-line basis. As of December 31, 2015 and 2014, Clean Coal had property and equipment with a net book value of $0 and $0, respectively. Expenditures for normal repairs and maintenance are charged to expense as incurred.

Construction in Process

Construction in progress is stated at cost, which includes the costs of construction and other direct costs attributable to the construction. No provision for depreciation is made on construction in progress until such time as the relevant assets are completed and put into use. Interest on the borrowings related to construction is capitalized in accordance with ASC 835-20 Capitalization of Interest. During the years ended December 31, 2015 and 2014, $172,203 and $0 of interest was capitalized, respectively. The construction in progress asset was fully impaired during 2015 resulting in a loss of $5,970,319.

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

During the year ended December 31, 2015, the Company recognized a full impairment expense of $5,970,319 on the development of its test facility due to the lack of revenue generation and uncertainty as to future revenue generation.

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

Fair Value of Financial Instruments

ASC 820, Fair Value Measurements (ASC 820) and ASC 825, Financial Instruments (ASC 825), requires an entity to maximize the use of observable inputs and minimize the use of unobservable inputs when measuring fair value. It establishes a fair value hierarchy based on the level of independent, objective evidence surrounding the inputs used to measure fair value. A financial instrument's categorization within the fair value hierarchy is based upon the lowest level of input that is significant to the fair value measurement. It prioritizes the inputs into three levels that may be used to measure fair value:

Level 1 - Level 1 applies to assets or liabilities for which there are quoted prices in active markets for identical assets or liabilities.

Level 2 - Level 2 applies to assets or liabilities for which there are inputs other than quoted prices that are observable for the asset or liability such as quoted prices for similar assets or liabilities in active markets; quoted prices for identical assets or liabilities in markets with insufficient volume or infrequent transactions (less active markets); or model-derived valuations in which significant inputs are observable or can be derived principally from, or corroborated by, observable market data.

Level 3 - Level 3 applies to assets or liabilities for which there are unobservable inputs to the valuation methodology that are significant to the measurement of the fair value of the assets or liabilities.

The carrying values of cash, accounts payable, and accrued liabilities approximate fair value. Pursuant to ASC 820 and 825, the fair value of cash is determined based on "Level 1" inputs, which consist of quoted prices in active markets for identical assets. The recorded values of all other financial instruments approximate their current fair values because of their nature and respective maturity dates or durations.
The following table sets forth by level within the fair value hierarchy the Company's financial assets and liabilities that are measured at fair value on a recurring basis at December 31, 2015 and 2014:

	Level 1	Level 2	Level 3	Total
December 31, 2015
Liabilities:
Derivative financial instruments	$-	$-	$70,004,318	$70,004,318
December 31, 2014
Liabilities:
Derivative financial instruments	$-	$-	$1,765,695	$1,765,695

Derivative Instruments

The Company accounts for derivative instruments in accordance with ASC Topic 815, Derivatives and Hedging (ASC 815) and all derivative instruments are reflected as either assets or liabilities at fair value in the consolidated balance sheet.

The Company uses estimates of fair value to value its derivative instruments. Fair value is defined as the price to sell an asset or transfer a liability in an orderly transaction between willing and able market participants. In general, The Company’s policy in estimating fair values is to first look at observable market prices for identical assets and liabilities in active markets, where available. When these are not available, other inputs are used to model fair value such as prices of similar instruments, yield curves, volatilities, prepayment speeds, default rates and credit spreads (including for The Company’s liabilities), relying first on observable data from active markets. Additional adjustments may be made for factors including liquidity, credit, bid/offer spreads, etc., depending on current market conditions. Transaction costs are not included in the determination of fair value. When possible, The Company seeks to validate the model’s output to market transactions. Depending on the availability of observable inputs and prices, different valuation models could produce materially different fair value estimates. The values presented may not represent future fair values and may not be realizable. The Company categorizes its fair value estimates in accordance with ASC 820 based on the hierarchical framework associated with the three levels of price transparency utilized in measuring financial instruments at fair value as discussed above. As of December 31, 2015 and 2014, the Company had $70,004,318 and $1,765,695 in derivative liabilities, respectively.

Recently Issued Accounting Pronouncements

The Company does not expect the adoption of any recently issued accounting pronouncements to have a significant impact on its financial position, results of operations or cash flows.

NOTE 3: GOING CONCERN

The accompanying financial statements have been prepared on a going concern basis of accounting which contemplates continuity of operations, realization of assets, liabilities, and commitments in the normal course of business. The accompanying financial statements do not reflect any adjustments that might result if Clean Coal is unable to continue as a going concern. Clean Coal has a working capital deficit as of December 31, 2015 and has generated recurring net losses since inception. Management believes Clean Coal will need to raise capital in order to operate over the next 12 months. Clean Coal’s continuation as a going concern is dependent upon its ability to generate sufficient cash flow to meet its obligations on a timely basis and ultimately to attain profitability. Clean Coal has limited capital with which to pursue its business plan. There can be no assurance that Clean Coal’s future operations will be significant and profitable, or that Clean Coal will have sufficient resources to meet its objectives. These conditions raise substantial doubt as to Clean Coal’s ability to continue as a going concern. Management may pursue either debt or equity financing or a combination of both, in order to raise sufficient capital to meet Clean Coal’s financial requirements over the next twelve months and to fund its business plan. There is no assurance that management will be successful in raising additional funds.

NOTE 4: CONSTRUCTION IN PROGRESS

Construction in progress of $3,212,944 as of December 31, 2014 is related to the construction of a 2-ton/hour test plant in Oklahoma. The total cost of the project, including testing to take place at a designated site in Oklahoma, totaled $5,970,319 which was fully impaired during the year ended December 31, 2015 as discussed above.

NOTE 5: RELATED PARTY TRANSACTIONS

Accounts payable to related parties

Accruals for salary and bonuses to officers and directors are included in accrued liabilities in the balance sheet and totaled $3,037,376 and $1,938,191 as of December 31, 2015 and 2014, respectively. As part of the separation agreement with Mr Ponce de Leon, the Company agreed to pay him all his accrued salary within two years but agreed to pay him $200,000 by November 2015 out of revenues earned. As the Company did not earn revenue in 2015 and as at May 2016 has still not earned revenue.  The obligation to Mr Ponce de Leon is currently in default. It is the Company’s intention to pay Mr Ponce de Leon immediately upon receiving revenue.

Debt and convertible debt owed to related parties

During the year ended December 31, 2014, the Company borrowed an aggregate of $29,017 from Officers and Directors and issued 21,429 common shares in connection with the borrowings. The relative fair value of the shares was determined to be $8,319 and was recorded as a discount to the associated note and was fully amortized to interest expense during the year ended December 31, 2014. As of December 31, 2014, the aggregate outstanding balance of note payable to Officers and Directors was $0. The Company made payments totaling $49,322 on related party debt during the year ended December 31, 2014. The notes are were unsecured, bore interest between 0% and 10% per annum and are due on demand. Aggregate amortization of debt discounts on related party debt for the year end December 31, 2014 was $8,426.

During the year ended December 31, 2015, the Company borrowed $50,000 from its Chief Financial Officer. The loan was unsecured, bore no interest and was due on demand. The Company repaid the loan in full during 2015.

Return and cancellation of common stock

During the year ended December 31, 2014, management returned and cancelled a total of 2,270,887 common shares back to the Company.

NOTE 6: DEBT

Convertible Debt

2014

During the year ended December 31, 2014, the Company borrowed an aggregate of $1,249,500, net of original issue discounts of $305,940, under convertible notes payable and issued an aggregate of 9,736,826 common shares for the conversion of $1,498,045 in convertible debt and accrued interest. During the year ended December 31 2014, the company repaid two convertible notes totaling $79,250. As of December 31, 2014, the Company had outstanding convertible notes payable of $1,500,765, net of unamortized discounts of $246,615. The outstanding convertible notes of the Company are unsecured, bear interest between 8% and 12% per annum, mature between October 2014 and March 2015 and are convertible at variable rates between 58% and 75% of the quoted market price of the Company’s common stock. All notes that were convertible during the year ended December 31, 2014 were accounted for as derivative liabilities (see Note 7). Aggregate amortization of the debt discounts on convertible debt for the year ended December 31, 2014 was $2,079,232. In December 2014, the Company entered into standstill agreements with certain of the noteholders preventing conversion for a period of 120 days. In addition, the Company defaulted on certain of its convertible notes during 2014. The standstill agreement and loan defaults resulted in an aggregate increase to the outstanding principal balance on its convertible debt of $273,264. The Company recognized a loss on loan default and standstill expense of $273,264 during 2014.

2015

During the year ended December 31, 2015, the Company borrowed an aggregate of $5,308,680, net of original issue discounts and fees of $493,860, under convertible notes payable and issued an aggregate of 1,270,325 common shares for the conversion of $50,000 in convertible debt and accrued interest. During the year ended December 31 2015, the Company repaid ten convertible notes at a cost of $1,425,397. As of December 31, 2015, the Company had outstanding convertible notes payable of $6,747,528, net of unamortized discounts of $1,142,241. The outstanding convertible notes of the Company are unsecured, bear interest between 8% and 12% per annum, mature between October 2014 and December 2018 and are convertible at variable rates between 58% and 75% of the quoted market price of the Company’s common stock. All notes that were convertible during the year ended December 31, 2015 were accounted for as derivative liabilities (see Note 7). Aggregate amortization of the debt discounts on convertible debt for the year ended December 31, 2015 was $1,408,955 of which $56,347 was capitalized as construction in progress. In 2015, the Company defaulted on and entered into standstill agreements on certain of its convertible notes resulting in an aggregate increase to the outstanding principal balance on its convertible debt of $466,890 which was recognized as loan default and standstill expense during 2015.

In November 2015, the Company signed an umbrella financing agreement with Black Diamond Financial Group for up to an aggregate of $7,591,472 in face value of notes. Financing advanced represents 91% of face value and attracts interest at 12%. A 5% financing fee was also accrued totaling $255,512 and recognized as a discount to the debt. The duration of the notes is three years. There are three separate categories of funding, Series A which can be converted into units consisting of one common share and one warrant (exercisable at $0.10 per share with a term of 3 years) at a fixed price of $0.08 per unit, Series B which can be converted into common shares at $0.12 per share and Series C which can be converted into common shares at $0.15 per share. As part of the financing agreement, previously issued convertible notes to the lender with an aggregate outstanding principal amount of $4,669,430 were converted into the three new series of notes. The Company evaluated the modification under ASC 470-50 and determined that it qualified as an extinguishment of debt. In connection with the modification, the lender received an aggregate of 170,237 shares of common stock valued at $139,594 and 2,093,860 common stock warrants valued at $1,674,821. The warrants are exercisable at rates between $0.10 and $0.15 per share and have a term of 5 years. The aggregate loss on extinguishment of debt recognized in 2015 was $6,042,463.

Nonconvertible Debt

During the year ended December 31, 2014, the Company borrowed an aggregate of $15,527 under notes payable to third parties and made aggregate cash payments of $35,530 on third party notes payable. As of December 31, 2014, the Company had outstanding notes payable to third parties of $413,185. The notes payable of the Company are unsecured, bear no interest and are due on demand. Aggregate amortization of the debt discounts on third party notes payable for the year ended December 31, 2015 and 2014 was $0 and $28,298, respectively.

Outstanding notes payable and convertible notes payable consisted of the following as of December 31, 2015 and 2014:

	December 31,
Name	2015	2014
Convertible Debt:
Note 1	$100,000	$148,986
Note 2	100,000	-
Note 3	756,873	-
Note 5	100,000	46,108
Note 6	50,000	324,495
Note 7	25,000	-
Note 8	3,741,473	8,913
Note 9	1,366,336	16,477
Note 10	507,846	200,000
Note 11	-	100,000
Note 12	-	631,251
Note 13	-	92,400
Note 14	-	78,750
Note 15	-	50,000
Note 16	-	50,000
Total	6,747,528	1,747,380
Less: current portion	(1,131,873)	(1,747,380)
Total long-term debt	5,615,655	-
Less: Unamortized discount	(1,142,241)	(246,615)
Net	$4,473,414	$1,500,765

Nonconvertible Debt:
Note 17	$35,000	$35,000
Note 18	378,185	378,185
Total	413,185	413,185
Unamortized discount	-	-
Net	$413,185	$413,185

NOTE 7: DERIVATIVE LIABILITIES

The Company analyzed the conversion options embedded in the convertible debt for derivative accounting consideration under ASC 815 and determined that the instruments embedded in the above referenced convertible promissory notes should be classified as liabilities and recorded at fair value due to their being no explicit limit to the number of shares to be delivered upon settlement of the conversion options. Additionally, the above referenced convertible promissory notes contain dilutive issuance clauses.  Under these clauses, based on future issuances of the Company’s common stock or other convertible instruments, the conversion price of the above referenced convertible promissory notes can be adjusted downward. Because the number of shares to be issued upon settlement of the above referenced convertible promissory notes cannot be determined under this instrument, the Company cannot determine whether it will have sufficient authorized shares at a given date to settle any other future share instruments. The fair values of the instruments were determined using a Black-Scholes option-pricing model.

As a result of the above, an aggregate of 142,857 previously issued nonemployee common stock options became tainted under ASC 815 and were reclassed from equity to derivative liability. On December 31, 2015 and 2014, the fair value of these tainted options was determined to be $10,374 and $427, respectively.

During November 2013, the Company issued 310,863 common stock warrants in connection with a note payable. The common stock warrants are required to be accounted for as derivative liabilities under ASC 815. During year ended December 31, 2014, an additional 38,571 previously issued common stock warrants became tainted under ASC 815. The fair value of these warrants was determined to be $6,026 and was reclassed from equity to derivative liabilities.  In addition, during the year ended December 31, 2014, the Company granted 4,180,000 warrants with convertible debt. These warrants are tainted under ASC 815. The fair value of these warrants associated with the notes was determined to be $855,440 of which $400,000 was recorded as a discount to the notes and $455,440 was expensed as a loss on derivative liabilities. On December 31, 2015 and 2014, the fair value of these warrants was determined to be $2,677,717 and $214,565, respectively.

During the year ended December 31, 2014, additional convertible notes with an aggregate principal amount of $2,894,069 became convertible. The fair value of the conversion options associated with these notes was determined to be $2,464,135 of which $1,245,816 was recorded as a discount to the notes and $1,218,319 was expensed as a loss on derivative liabilities. Also during the year ended December 31, 2014, convertible notes with an aggregate principal amount of $1,460,547 and accrued interest of $37,498 were converted into common shares. The fair value of the derivative liabilities associated with these converted notes was determined to be $1,685,616 on the dates of conversion. This amount was reclassified from derivative liabilities to stockholder’s deficit as resolution of derivative liabilities. As of December 31, 2014, the aggregate fair value of the outstanding derivative liabilities associated with convertible notes was $1,550,703. For the year ended December 31, 2014, the net loss on derivative liabilities was $1,444,188.

During the year ended December 31, 2015, additional convertible notes with an aggregate principal amount of $6,149,511 became convertible. The fair value of the conversion options associated with these notes was determined to be $53,119,865, of which $5,479,767 was recorded as a discount to the notes, $45,965,278 was expensed as a loss on derivative liabilities and $1,674,821 was recognized as loss on debt extinguishment. The aggregate fair value of the outstanding derivative liabilities on the conversion option is $67,316,227 As December 31, 2015.

The Company estimated the fair value of the derivative liabilities using the Black-Scholes option pricing model and the following key assumptions during the years ended December 31:

	2015	2014
Expected dividends	-%	-%
Expected term (years)	0.12 – 3.00	0.1 – 1.00
Volatility	155% - 237%	171% - 223%
Risk-free rate	0.09% - 1.76%	0.01% - 0.25%

The below table presents the change in the fair value of the derivative liabilities during the years ended December 31, 2015 and 2014:

Fair value as of December 31, 2013	$355,281
Fair value on the date of issuance	1,645,816
Fair value on the date of issuance recognized as loss on derivatives	1,673,759
Fair value on the date of issuance reclassified from equity	6,026
Resolution of derivatives	(1,685,616)
Gain on change in fair value of derivatives	(229,571)
Fair value as of December 31, 2014	1,765,695
Fair value on the date of issuance recorded as debt discounts	5,479,767
Fair value on the date of issuance recognized as loss on derivatives	45,965,278
Loss on extinguishment of debt	1,674,820
Loss on change in fair value of derivatives	15,118,758
Fair value as of December 31, 2015	$70,004,318

NOTE 8: EQUITY TRANSACTIONS

Common Stock

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

2015

During the year ended December 31, 2015, the Company issued an aggregate of 18,196,153 common shares for services rendered valued at $3,037,735.

In February 2015, the Company issued a total of 1,270,325 shares upon the conversion of convertible debt of $50,000.

In June 2015, the Company issued a total of 550,000 shares to 802 Investments in connection with the issuance of a convertible note of $250,000. The relative fair value of the stock was determined to be $97,375 and was recognized as a discount to the debt.

On November 25, 2015, the Company issued 170,237 shares to Black Diamond Financial Series A note holder in connection with the modification of previously issued convertible notes (see Note 6). The fair value of the shares of $139,594 was recognized as a loss on debt extinguishment.

During 2015, 2,752 common shares were cancelled to correct for a rounding adjustment resulting from the reverse stock split.

Options

There were no common stock options issued during the years ended December 31, 2015 and 2014.

Aggregate options expense was $0 and $19,494 during 2015 and 2014, respectively. As of December 31, 2015 and 2014, there was no unamortized options expense.

The following table presents the stock option activity during the years ended December 31, 2015 and 2014:

		Weighted
		Average
	Options	Exercise Price
Outstanding - December 31, 2013	942,857	$5.24
Granted	-	-
Forfeited/canceled	(228,571)	7.00
Exercised	-	-
Outstanding - December 31, 2014	714,286	$4.68
Granted	-	-
Forfeited/canceled	-	-
Exercised	-	-
Outstanding - December 31, 2015	714,286	$4.68

Exercisable – December 31, 2014	714,286	$4.68
Exercisable – December 31, 2015	714,286	$4.68

The weighted average remaining life of the outstanding options as of December 31, 2015 and 2014 was 3.48 and 4.68 years and the intrinsic value of the exercisable options was $0 and $0, respectively.

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

During the year ended December 31, 2015 and 2014, the Company granted 2,360,457 and 4,180,000 warrants with convertible debt respectively. These warrants are tainted under ASC 815. The fair value of these warrants associated with the notes was determined to be $1,855,368 and $855,440 as of December 2015 and 2014, respectively, of which $0 and $400,000 was recorded as a discount to the notes and $1,855,368 and $455,440 was expensed as a loss on derivative liabilities (see Note 7) during the years ended December 31, 2015 and 2014, respectively..

The following table presents the stock warrant activity during the years ended December 31, 2015 and 2014:

		Weighted
		Average
	Warrants	Exercise Price
Outstanding - December 31, 2013	349,434	$1.75
Granted	4,180,000	0.50
Exercised	-	-
Outstanding - December 31, 2014	4,529,434	0.60
Granted	2,360,457	0.11
Exercised	-	-
Outstanding – December 31, 2015	6,889,891	0.43

Exercisable – December 31, 2014	4,529,434	$0.60
Exercisable – December 31, 2015	6,889,891	0.43

The weighted average remaining life of the outstanding warrants as of December 31, 2015 and 2014 was 4.05 and 4.85 years, respectively. The intrinsic value of the exercisable warrants as of December 31, 2015 and 2014 was $752,400 and $0, respectively.

NOTE 9: OPERATING LEASES

Clean Coal has one operating lease for its executive offices in Manhattan, New York. Effective February 1, 2014, the lease is month to month, at a monthly rate of $4,171 per month.

NOTE 10: COMMITMENTS AND CONTINGENCIES

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

NOTE 11: SUBSEQUENT EVENTS

Equity

In January 2016, the Company issued a total of 7,000,000 shares to management for services rendered

In January 2016, the Company issued a total of 1,785,714 common shares for the conversion of $500,000 of accrued management salary into equity

In February 2016, the Company agreed to a part conversion of three separate convertible notes with a total face value of $300,000 into equity. The terms of the conversion was the issuance of 1,538,462 on two notes and 769,231 on the third note. The Company agreed to repay for a cash settlement $300,000 plus accrued interest the notes in full upon receiving adequate finance. These convertible notes are now loans to the Company for a total of $300,000 plus accrued interest.

In February 2016, Mr Ponce de Leon relinquished back to the Company at no cost 228,571 options at a strike price of $7.00. The options were granted in May, 2012 as 8,000,000 shares at an exercise price of $0.20 which post reverse-split equated to 228,571 shares at $7.00. The options vested on July 1 2013 and had an expiry date of midnight July 1, 2020.

The total number of common shares issued in 2016 through to May 2016 was 11,093,407.

Debt

In January 2016, the Company was advanced $75,000 by Black Diamond Financial Group as part of the master funding agreement filed as an 8k in November 2015.

In February 2016, the Company was advanced $285,000 by Black Diamond Financial Group as part of the master funding agreement filed as an 8k in November 2015.

In February 2016, the Company entered into a 12 month 10% convertible note for $330,000. This note had OID of 10% and legal fees of $30,000. Net cash received by the Company was $300,000. The note is convertible into common stock of the Company at a 35% discount to market price based on the lowest closing price over the previous 15 day trading period.

In March 2016, the Company entered into a 12 month 6% convertible note for $500,000. This note had OID of 5% and legal fees of $5,000. Net cash received by the Company was $470,000. The note is convertible into common stock of the Company at a 35% discount to market price based on the lowest closing price over the previous 10 day trading period.

In March 2016, the Company entered into a 24 month 6% convertible note for $210,000. This note had OID of 5%. Net cash received by the Company was $200,000. The note is convertible into common stock of the Company at a 35% discount to market price based on the lowest closing price over the previous 10 day trading period.

In March 2016, the Company was advanced $85,000 by Black Diamond Financial Group as part of the master funding agreement filed as an 8k in November 2015.

In April 2016, the Company was advanced $36,500 by Black Diamond Financial Group as part of the master funding agreement filed as an 8k in November 2015.

In April 2016, the Company entered into a loan for $102,000 repayable in 30 days at 1% interest. Management also provided a personal guarantee on this loan whereby 434,244 common shares would be paid in the event of a default.

In May 2016, the Company borrowed $25,000 as a loan from Mr Neary. The loan has no interest and is payable upon demand.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

There have been no changes in our independent accountants, MaloneBailey, LLP, or disagreements with them on matters of accounting or financial disclosure.

ITEM 9A. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

As of December 31, 2015, we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Exchange Act Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our financial disclosure controls and procedures were not effective due to our limited internal resources and lack of ability to have multiple levels of transaction review.

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

Management has assessed our internal control system in relation to criteria for effective internal control over financial reporting described in “Internal Control-Integrated Framework” issued by the Committee of Sponsoring Organizations (“COSO”) of the Treadway Commission. Based upon these criteria, we believe that, as of December 31, 2015, our system of internal control over financial reporting was not effective due to material weaknesses that were identified. The material weaknesses are caused by our limited internal resources and limited personnel.  We presently have only three officers. The material weaknesses include 1.) no segregation of duties within the Company, 2.) there is no management oversight or multiple levels of supervision and review, no control documentation being produced, no one to review control documentation if it was being produced, 3.) no audit committee, and 4.) a lack of expertise in the application of generally accepted accounting principles in regard to the accounting and reporting of our derivative transactions.

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

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The executive officers and directors of the Company are as follows:

Name	Age	Position	Held Since
Robin T. Eves	65	CEO, President, Director	August 2010
Thomas Shreve	64	Director	November 2015
Edward Jennings	76	Chairman of the Board	September 2007
Scott Younger	73	Director	November 2013
Aiden Neary	44	COO, CFO, Director	February 2016

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

Dr. Scott Younger was appointed to the Board of Directors in November 2013.  Dr. Younger is a recognized leader in infrastructure development across Asia, having held a range of senior academic, consulting and business development roles in Hong Kong, Thailand and Indonesia over the past 35 years.  He has served as project manager and consultant in many World Bank and ADB funded road and water sector programs, with projects in 10 Asian countries. He was Team Leader for the UK and World Bank funded, award winning Master's Degree program in Highway and Transport Engineering at the Institute of Technology Bandung, 1986-93.  He currently serves as a Director of PT Nusantara Infrastructure Tbk, a public listed company, investing in infrastructure in Indonesia and for whom he chairs their joint venture (Louis Dreyfus Int’l) port operation in Lampung; and as Commissioner for the East Bali Poverty Project, a model in sustainable development. In 2003 he was awarded the OBE for services to civil engineering and British business interests in Indonesia. Dr. Younger is also President Commissioner of Glendale Partners, a leading infrastructure, natural resources, renewable energy and consulting firm based in Jakarta, Indonesia, and Chairman of the EuroCham Working Group on Infrastructure, and Senior Vice-Chairman of the International Business Chamber, with a particular remit to report on infrastructure. He is a current member of the Eurocham Board and  former Member of the Board of the British Chamber of Commerce (1996-2004 and 2010-2012), and responsible for preparing annual reports for government infrastructure. He is also a director of Prime Pacific Coal and Prime Pacific Gold (Singapore). Dr. Younger holds degrees in Engineering from Glasgow, UC Berkeley and Hong Kong.

We believe that Dr. Younger’s qualifications to serve on the Board of Directors include his over 35 years of professional experience working throughout Asia, including work as academic, consulting and business development as well as his engineering background.

Aiden Neary was appointed as Chief Financial Officer of the Company on November 26, 2013 and Chief Operating Officer in July 2015. In January 2016 Mr Neary was appointed to the Board of Directors. Since October 2010, Mr. Neary has been exploring opportunities across the investment banking landscape and has also pursued private interests including charitable work.  From February 2010 to October 2010, he served as Managing Director and Chief of Staff for Global Equity at UBS in Stamford, Connecticut. From November 2006 to February 2010, Mr. Neary was Executive Director and Chief of Staff for Global Equity at UBS. From June 2003 to November 2006, he served as Executive Director and COO for the Global Commodity Business at UBS. Prior to that position, from February 2002 to June 2003, he was Director and Business Manager for Global Government Bond and Derivative business at UBS in London, and from August 2000 to February 2002, as Associate Director and Business Manager for Global Government Bond and Derivative Business at UBS in London. Prior to joining UBS, from January 2000 to July 2000, Mr. Neary was Manager and Head of Product Control for Fixed Income Derivatives at Schroders Investment Bank in London. From January 1995 to January 2000, he was Manager and Head of Product Control for Government Bonds and Derivatives at ING Barings.  Mr. Neary earned a degree in Accounting and Law from Kingston University in London (1990 – 1993), and is a Chartered Management Accountant since 1998.

We believe that Mr Nearys qualifications to serve on the Board of Directors include his over 15 years of professional experience working in Investment Banking and his over two years of working with Clean Coal Technologies Inc.

Mr. Thomas W. Shreve was appointed to the Board of Directors in November, 2015. Mr Shreve moved from California to Indonesia in 1991 to serve as country representative for New York-based law firm Milbank, Tweed, Hadley & McCloy, and over the succeeding 24 years has been a leading transaction execution specialist and business executive in Indonesia. Tom has managed some of the more significant transactions recently undertaken by Indonesian companies, including the permanent acquisition financing and subsequent sale of Berau Coal Energy, and the acquisition of Inter Milan Football Club by a group of Indonesian businessmen. He served as an officer of Berau Coal Energy and as a non-executive director of Inter Milan Football Club. As a lawyer in Jakarta affiliated with Milbank in the early 1990s, Mr. Shreve advised the issuers in the first New York Stock Exchange listing by a private sector Indonesian company, as well as the first U.S. public bond issue by a private sector Indonesian company. As an investment banker, he advised the Indonesian Government in the sale of distressed assets in the aftermath of the Asian Financial Crisis of 1997-98. He served as Chief Executive Officer of Recapital Investment Group from 2009-14 and of Acuatico Pte. Ltd., a water infrastructure company, in 2014-15. A member of the California Bar, Mr. Shreve earned his J.D. degree at Northwestern University School of Law in Chicago.

We believe that Mr Shreves qualifications to serve on the Board of Directors include his strong legal and business connections across Asia and in particular in Indonesia where he currently resides.

All directors will hold office until the next annual meeting of stockholders (currently expected to be held in the third quarter of 2016) and until their successors have been duly elected and qualified. There are no agreements with respect to the election of directors. Vacancies on the Board of Directors during the year may be filled by the majority vote of the directors in office at the time of the vacancy without action by the stockholders.

Board Committees

At this filing date, we do not have an audit committee, compensation committee or nominating committee. Our full Board currently performs the duties and responsibilities of such committees. Due to the size of the Company and due to the small number of directors that we had for 2015, we believed it was appropriate for the full Board to handle the responsibilities of these committees. It is our intention through 2016, as our Board increases in size, to introduce a number of committees.

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

Meetings of our Board of Directors

Our Board of Directors held 4 meetings during the fiscal year ended December 31, 2015 (including meetings conducted by telephone conferencing).  No director attended less than 75% of all board meetings during the fiscal year ended December 31, 2015. All current Board members and all nominees for election to the Board of Directors are encouraged to attend our annual meetings of stockholders, either in person or by teleconference.

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

Directors’ Compensation

In 2015, all meetings were via telephone conference . The Board plans one regularly scheduled meeting each fiscal quarter and may schedule additional meetings as necessary. For fiscal 2016, Dr. Younger and Mr Shreve will each receive annual compensation as a director of $25,000 which will be paid only upon available cash flow. In addition, Dr. Younger received 28,572 common shares upon his appointment as a director and Mr Shreve received 100,000 common shares.

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

Employment Agreements

We signed two year employment agreements effective July 1, 2015, with Robin Eves, as Chief Executive Officer and President, and Mr Neary as COO/CFO. Mr. Eves will receive an annual salary of $495,000. Each officer was granted a signing bonus of 750,000  shares of the Company’s restricted common stock upon execution of the agreements. In addition, each officer was granted an additional 750,000 common shares payable following the one year completion of the contract due July 1, 2016 . Mr. Ponce de Leon retired from the company in July 2015. As part of his separation agreement Mr Ponce deLeon received 2,000,000 restricted common shares. The company also agreed to pay Mr Ponce deLeon his accrued salary of $1,226,714 within two years out of revenue produced and $200,000 by November 2015. As at May 2016 the company has not yet received any revenue and as such is in default with Mr Ponce de Leon on the November payment. The company intends to make a complete payment to Mr Ponce deLeon when we are revenue producing.

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

Neither Mr. Eves, nor Mr. Neary is compensated for their contributions to the Board of Directors.

We have not entered into employment agreements with any other officers, directors, or any other persons but may do so during the current fiscal year as we expand operations.

In July, 2015 Mr Ponce de Leon retired from the company as COO and director.

Other Key Employees and Consultants

As at December 31, 2015 we have no other employees in the company.

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

SUMMARY COMPENSATION TABLE

Officers Name & Principal Position	Year	Salary ($)	Bonus ($)	Stock ($)	Option Awards ($)	All Other Compensation ($)	Total ($)
Robin Eves, Pres and CEO (1)	2015	495,000	250,000	-	-	-	745,000
	2014	395,000	250,000	264,747	-	-	859,747

Aiden Neary, COO/CFO	2015	375,000	250,000				625,000
	2014	250,000	50,000	333,000	-	-	407,258

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

OUTSTANDING EQUITY AWARDS AT FISCAL YEAR-END

           The following table shows outstanding grants of stock options and grants of unvested stock awards outstanding on the last day of the fiscal year ended December 31, 2015, to each of the executive officers named in the Summary Compensation Table.

	Option Awards				Stock Awards
Name	Number of Securities Underlying Unexercised Options Exercisable (#)	Number of Securities Underlying Unexercised Options Unexercisable (#)	Option Exercise Price ($)	Option Expiration Date	Number of Shares or Units of Stock That Have Not Vested (#)	Market Value of Shares or Units of Stock That Have Not Vested ($)
Robin Eves	285,714		$1.05	8/1/2020

The following table sets forth, for the current year, the dollar value of all cash and non-cash compensation for the Company’s directors.

DIRECTOR COMPENSATION

Name	Year	Fees Earned or Paid in Cash ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Non Qualified Deferred Compensation Earnings	All Other Compensation ($)	Total ($)
Robin Eves	2015	-	-	-	-	-	-	-
Aiden Neary	2015	-	-	-	-	-	-	-
Ed Jennings	2015		-	-	-	-	-
Scott Younger(1)	2015	25,000	-	-	-	-	-	25,000
Thomas Shreve(2)	2015	-

(1)	Mr. Younger’s directors fees have been accrued
(2)	Mr Shreve directors fees of $25,000 will be accrued in 2016

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth information, as of December 31, 2015, with respect to each person known by the Company to own beneficially more than 5% of the 60,407,477 shares of our issued and outstanding common stock, as well as the beneficial ownership of each director and officer and all directors and officers as a group. We are not aware of any present arrangements that could result in a change of control of the Company.  Except as otherwise indicated, each of the stockholders listed below has sole voting and investment power over the shares beneficially owned. Except as otherwise indicated, addresses are c/o Clean Coal Technologies, Inc., 295 Madison Avenue (12th Floor) New York, NY 10017.

Officers and Directors	Amount and Nature of Beneficial Ownership(1)	Percent of Class

Robin Eves, President, CEO, Director	3,795,107	6%
Aiden Neary, COO/CFO	5,038,909	8%
Ignacio Ponce deLeon (retired Director and COO)	7,191,990	12%
Thomas Shreve, Director	100,000	0%
Edward Jennings, Director	82,793	0%
Scott Younger, Director	372,858	1%
All directors and officers as a group (5 persons)	16,481,657	27.3%

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Accounts payable to related parties

Accruals for salary and bonuses to officers and directors are included in accrued liabilities in the balance sheet and totaled $3,037,376 and $1,998,274 as of December 31, 2015 and 2014, respectively.

Debt and convertible debt owed to related parties

At December 31, 2014, debt owed to related parties, net of unamortized discounts, totaled $0

During the year ended December 31, 2015, the company borrowed an aggregate of $50,000 from Officers and Directors. The loan was repaid through 2015 at 0% interest and no equity involved. As of December 31, 2015 and December 31, 2014, the aggregate outstanding balance of note payable to Officers and Directors was $0 and $0, respectively.

Director Independence

Our Board is not subject to any independence requirements. However, our Board has reviewed the independence of its directors under the requirements set forth by the NASDAQ Stock Market. Messrs. Eves and Neary are officers of the Company and therefore not deemed independent directors.  Dr. Jennings, Dr. Younger and Mr Shreve are deemed to be independent directors.

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES

Fees billed to the Company by MaloneBailey, LLP

	2015	2014
(1) Audit Fees	$86,000	$80,000
(2) Tax Fees	$-	$-
(3) Other Fees	$-	$-

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

/s/Robin Eves
Dated: June 06, 2016	Robin Eves CEO, President, Principal Executive Officer

Dated: June 06, 2016	/s/Aiden Neary
Aiden Neary CFO, Principal Financial Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities indicated on the 6th day of June 2016.

/s/Robin Eves	/s/Scott Younger
Robin Eves, CEO, President and Director	Scott Younger, Director

/s/Edward Jennings	/s/Thomas Shreve
Edward Jennings, Director	Thomas Shreve, Director

/s/Aiden Neary
Aiden Neary, COO, CFO and Director