Form 10-Q
period 2016-03-31
Clean Coal Technologies Inc.
filed 2016-06-16
CIK 1445109

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

FORM 10-Q

(Mark One)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: March 31, 2016

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

Large accelerated filer  ☐         Accelerated filer  ☐         Non-accelerated filer  ☐         Smaller reporting company  ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).   Yes  ☐    No  ☒

The number of shares outstanding of Registrant’s Common Stock as of June 15, 2016:  71,671,121

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

Clean Coal Technologies, Inc.
Balance Sheets
(Unaudited)

	March 31,	December 31,
	2016	2015
ASSETS
Current Assets
Cash	$16,356	$123,066
Total Current Assets	16,356	123,066

Total Assets	$16,356	$123,066

LIABILITIES AND STOCKHOLDERS' DEFICIT
Current Liabilities
Accounts payable	$1,326,439	$1,285,724
Accrued liabilities	2,959,379	3,708,017
Debt, net of unamortized discounts	413,185	413,185
Convertible debt, net of unamortized discounts	1,484,698	1,131,873
Derivative liabilities	49,208,007	70,004,318
Total Current Liabilities	55,391,708	76,543,117

Long-Term Liabilities
Convertible debt, net of unamortized discounts	4,609,825	4,473,414

Total Liabilities	60,001,533	81,016,531

Stockholders’ Deficit:
Common stock, $0.00001 par value; 150,000,000 shares authorized, 71,671,121 and 60,577,714 shares issued and outstanding, respectively	717	606
Additional paid-in capital	229,193,434	222,260,166
Accumulated deficit	(289,179,328)	(303,154,237)
Total Stockholders' Deficit	(59,985,177)	(80,893,465)
Total Liabilities and Stockholders' Deficit	$16,356	$123,066

The accompanying notes are an integral part of these unaudited financial statements.

Clean Coal Technologies, Inc.
Statements of Operations
(Unaudited)

	Three Months Ended
	March 31,
	2016	2015

Operating Expenses:
General and administrative	$871,939	$325,806
Research and development	892,093	-
Consulting services	4,375,298	770,070

Loss from Operations	(6,139,330)	(1,095,876)

Other Income (Expenses):
Interest expense	(390,737)	(159,347)
Debt default and standstill expenses	(1,469,056)	-
Gain (loss) on change in fair value of derivative liabilities	21,974,032	(562,114)
Total Other Income (Expenses)	20,114,239	(721,461)

Net Income (Loss)	$13,974,909	$(1,817,337)

Net income (loss) per share - basic	$0.25	$(0.04)

Weighted average shares outstanding - basic	56,984,280	49,682,999

Net loss per share - diluted	$(0.05)	$(0.04)

Weighted average shares outstanding - diluted	161,097,440	49,682,999

The accompanying notes are an integral part of these unaudited financial statements.

Clean Coal Technologies, Inc.
Statements of Cash Flows
(Unaudited)

	Three Months Ended
	March 31,
	2016	2015
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$13,974,909	$(1,817,337)
Adjustment to reconcile net loss to net cash used in operating activities:
Amortization of debt discounts	239,106	148,870
Shares issued for services	4,991,071	700,667
(Gain) loss on change in fair value of derivative liabilities	(21,974,032)	562,114
Common stock issued for debt standstill expenses	1,442,308	-
Debt default and standstill expenses added to principal	77,492	-
Changes in operating assets and liabilities:
Increase in accounts payable	40,715	18,620
(Decrease) increase in accrued expenses	(281,638)	263,637
Net Cash Used in Operating Activities	(1,490,069)	(123,429)

CASH FLOWS FROM INVESTING ACTIVITIES:	-	-

CASH FLOWS FROM FINANCING ACTIVITIES:
Borrowings on convertible debt, net of original issue discounts	1,630,000	111,000
Borrowings on related party debt	-	50,000
Payments on related party debt	-	(38,600)
Payments on convertible debt	(246,641)	-
Net Cash Provided by Financing Activities	1,383,359	122,400

NET CHANGE IN CASH AND CASH EQUIVALENTS	(106,710)	(1,029)
CASH AND CASH EQUIVALENTS - beginning of period	123,066	1,130
CASH AND CASH EQUIVALENTS - end of period	$16,356	$101

SUPPLEMENTAL DISCLOSURES:
Cash paid for interest	$37,499	$-
Cash paid for income taxes	-	-

NON-CASH INVESTING AND FINANCING ACTIVITIES:
Accrued wages and debt converted to common stock	$500,000	$50,000
Accrued cash structuring fees	33,000	-
Debt discounts due to derivative liabilities	1,177,721	87,000

The accompanying notes are an integral part of these unaudited financial statements.

Clean Coal Technologies, Inc.
Notes to Financial Statements
(Unaudited)

NOTE 1: BASIS OF PRESENTATION

The accompanying unaudited interim financial statements of Clean Coal Technologies, Inc. (“Clean Coal”) have been prepared in accordance with accounting principles generally accepted in the United States of America and the rules of the Securities and Exchange Commission, and should be read in conjunction with the audited financial statements and notes thereto contained in Clean Coal’s Annual Report on Form 10-K filed with the SEC. In the opinion of management, the accompanying unaudited interim financial statements reflect all adjustments, consisting of normal recurring adjustments, necessary to present fairly the financial position and the results of operations for the interim period presented herein. The results of operations for interim periods are not necessarily indicative of the results to be expected for the full year or for any future period. Notes to the financial statements which would substantially duplicate the disclosure contained in the audited financial statements for fiscal 2015 as reported in the Form 10K have been omitted.

Net Income (Loss) per Common Share

Basic net income (loss) per share is computed on the basis of the weighted average number of common shares outstanding during each year. Diluted net income (loss) per share is computed similar to basic net income (loss) per share except that the denominator is increased to include the number of additional common shares that would have been outstanding if the potential common shares had been issued and if the additional common shares were dilutive. In periods where losses are reported, the weighted-average number of common stock outstanding excludes common stock equivalents, because their inclusion would be anti-dilutive.

During 2015, all common stock equivalents were excluded as they would have been anti-dilutive. For the three months ended March 31, 2016, the dilutive effect of the outstanding warrants was 2,371,586 shares, the dilutive effect of the outstanding warrant conversion options was 30,474,522 shares and the dilutive effect of the outstanding convertible debt was 71,267,052 shares and a reduction to net income of $21,766,902.

NOTE 2: GOING CONCERN

The accompanying financial statements have been prepared on a going concern basis of accounting which contemplates continuity of operations, realization of assets, liabilities, and commitments in the normal course of business. The accompanying financial statements do not reflect any adjustments that might result if the Clean Coal is unable to continue as a going concern. Clean Coal has an accumulated deficit and a working capital deficit as of March 31, 2016 with no significant revenues anticipated for the near term. Management believes Clean Coal will need to raise capital in order to operate over the next 12 months. As shown in the accompanying financial statements, Clean Coal has also incurred significant losses since inception. Clean Coal’s continuation as a going concern is dependent upon its ability to generate sufficient cash flow to meet its obligations on a timely basis and ultimately to attain profitability. Clean Coal has limited capital with which to pursue its business plan. There can be no assurance that Clean Coal’s future operations will be significant and profitable, or that Clean Coal will have sufficient resources to meet its objectives. These conditions may raise doubt as to Clean Coal’s ability to continue as a going concern. Management may pursue either debt or equity financing or a combination of both, in order to raise sufficient capital to meet Clean Coal’s financial requirements over the next twelve months and to fund its business plan. There is no assurance that management will be successful in raising additional funds.

NOTE 3: RESEARCH AND DEVELOPMENT

Research and development consists of costs incurred related to the construction of a 2-ton/hour test plant in Oklahoma. The total cost of the project, including testing that took place at the AES Coal Power Utility in Oklahoma, is estimated at $6,400,000 plus an additional $750,000 to move the plant to its permanent location. In quarter four 2015, the test plant was commissioned and testing of the plant started. Testing was successfully completed in April 2016 and the company is currently arranging for the plant to be moved to a permanent location. During the three months ended March 31, 2016 and 2015, we incurred $892,093 and $0 in research and development expenses, respectively.

NOTE 4: RELATED PARTY TRANSACTIONS

Accruals for salary and bonuses to officers and directors are included in accrued liabilities in the balance sheets and totaled $2,292,376 and $3,037,376 as of March 31, 2016 and December 31, 2015, respectively.

During the three months to March 31, 2016, the Company issued 1,785,714 common shares for the conversion of $500,000 of salary due to an officer. The fair value of the shares was $1,116,071, of which $616,071 was recorded as additional compensation expense.

NOTE 5: DEBT

Convertible Debt

During the three months ended March 31, 2016, the Company borrowed an aggregate of $1,630,000, net of original issue discounts and fees of $168,275, under convertible notes payable and repaid $246,641 in principal of convertible debt. Additional discounts of $1,177,721 were recognized during the three months ended March 31, 2016 due to derivative liabilities. As of March 31, 2016 and December 31, 2015, the Company had outstanding convertible notes payable of $6,094,523 and $5,605,287, net of unamortized discounts of $2,249,133 and $1,142,241, respectively. The outstanding convertible notes of the Company are unsecured, bear interest between 6% and 12% per annum, mature between November 2014 and March 2019 and are convertible at variable rates between 60% and 65% of the quoted market price of the Company’s common stock. All notes that were convertible during the three months ended March 31, 2016 were accounted for as derivative liabilities (see Note 6). Aggregate amortization of the debt discounts on convertible debt for the three months ended March 31, 2016 and 2015 was $239,106 and $148,870, respectively.

During the three months ended March 31, 2016, the Company incurred loan standstill expenses added to debt principal of $77,492. Also during the three months ended March 31, 2016, the Company issued an aggregate of 2,307,693 two note holders to suspend the conversion of certain outstanding convertible notes. The fair value of these shares of $1,442,308 was recognized as a debt standstill expense.

Nonconvertible Debt

As of March 31, 2016 and December 31, 2015, the Company had outstanding notes payable to former affiliates of the Company of $413,185. These notes payable of the Company are unsecured, bear no interest and are due on demand.

NOTE 6: DERIVATIVE LIABILITIES

During the three months ended March 31, 2016, fourteen convertible notes issued by the Company became convertible and qualified as derivative liabilities under Accounting Series Codification 815, Derivatives (ASC 815). In addition, all outstanding nonemployee common stock options and outstanding common stock warrants are tainted and required to be accounted for as derivative liabilities under ASC 815.

As of March 31, 2016 and December 31, 2015, the aggregate fair value of the outstanding derivative liabilities was $49,208,007 and $70,004,318, respectively. For the three months ended March 31, 2016 the net gain on the change of fair value was $21,974,032. For the three months ended March 31, 2015, the net loss on the change in fair value of derivative liabilities was $562,114.

The Company estimated the fair value of the derivative liabilities using the Black-Scholes option pricing model using the following key assumptions during the three months ended March 31, 2016

Expected dividends	-%
Expected term (years)	0.17 – 5.00
Volatility	96% - 190%
Risk-free rate	0.16% - 1.57%

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

The following table sets forth by level with the fair value hierarchy the Company’s assets and liabilities measured at fair value as of March 31, 2015 and December 31, 2015:

	Level 1	Level 2	Level 3	Total
March 31, 2016:
Derivative liabilities – convertible debt	$-	$-	$47,502,557	$47,502,557
Derivative liabilities – warrants	-	-	1,705,333	1,705,333
Derivative liabilities – nonemployee options	-	-	117	117
Total	$-	$-	$49,208,007	$49,208,007

December 31, 2015:
Derivative liabilities – convertible debt	$-	$-	$67,316,227	$67,316,227
Derivative liabilities – warrants	-	-	2,677,717	2,677,717
Derivative liabilities – nonemployee options	-	-	10,374	10,374
Total	$-	$-	$70,004,318	$70,004,318

The below table presents the change in the fair value of the derivative liabilities during the three months ended March 31, 2016:

Fair value as of December 31, 2015	$70,004,318
Fair value on the dates of issuance recorded as debt discounts	1,177,721
Fair value on the dates of issuance recognized as loss on derivatives	2,702,817
Resolution of derivative liabilities	-
Change in fair value of derivatives	(24,676,849)
Fair value as of March 31, 2016	$49,208,007

NOTE 7: EQUITY TRANSACTIONS

Common Stock

During the three months ended March 31, 2016, the Company issued an aggregate of 2,307,693 two note holders to suspend the conversion of certain outstanding convertible notes. The fair value of these shares of $1,442,308 was recognized as a debt standstill expense.

During the three months ended March 31, 2016, the Company granted an aggregate of 7,000,000 common shares to various employees and directors for services rendered. The aggregate fair value of these awards was determined to be $4,375,000 and it was recognized as stock compensation during the three months ended March 31, 2016.

During the three months to March 31, 2016, the company issued 1,785,714 common shares for the conversion of $500,000 of salary due to an officer. The value of the shares was $1,116,071, of which $616,071 was recorded as additional compensation expense.

Common Stock Options

A summary of common stock option activity for the three months ended March 31, 2016 is as follows:

		Weighted	Weighted
		Average	Average
	Options	Exercise Price	Remaining Term
Outstanding - December 31, 2015	714,286	$4.68	3.48
Granted	-	-	-
Expired	(28,573)	8.40	-
Exercised	-	-	-
Outstanding – March 31, 2016	685,713	$4.52	3.37

Exercisable – March 31, 2016	685,713	$4.52	3.37

The intrinsic value of the exercisable options as of March 31, 2016 was $0. During the three months to March 31, 2016 28,573 options expired unexercised.

Common Stock Warrants

The following table presents the common stock warrant activity during the three months ended March 31, 2016:

		Weighted	Weighted
		Average	Average
	Warrants	Exercise Price	Remaining Term
Outstanding - December 31, 2015	6,889,891	$0.43	4.05
Granted	239,999	0.14	-
Forfeited/canceled	-	-	-
Exercised	-	-	-
Outstanding – March 31, 2016	7,129,890	$0.42	3.83

Exercisable – March 31, 2016	7,129,890	$0.42	3.83

The intrinsic value of the exercisable warrants as of March 31, 2016 was $808,377.

NOTE 8: SUBSEQUENT EVENTS

In April 2016, the Company was advanced $36,500 by Black Diamond Financial Group as part of the master funding agreement filed as an 8k in November 2015.

In April 2016, the Company entered into a loan for $102,000 repayable in 30 days at 1% interest. Management also provided a personal guarantee on this loan whereby it is secured by 434,244 common shares that would be issued in the event of a default.
In May 2016, the Company borrowed $25,000 as a loan from Mr. Neary. The loan has no interest and is payable upon demand.

In May 2016, the Company was advanced $45,000 by Black Diamond Financial Group as part of the master funding agreement filed as an 8k in November 2015.

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

Our second process, called Pristine-M, is a low-cost coal dehydration technology. In tests, this process has succeeded in drying coal cheaply and stabilizing it using volatile matter released by the feed coal. Our coal testing plant has now been constructed and the testing has been successfully been completed at the test facility at the AES coal power utility in Oklahoma.

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

Development Status:

Pristine process. Pristine process successfully lab tested on small scale and through advanced computer modeling. As at March 31, 2016 the key parts of this technology has also been successfully tested at the coal power utility at AES in Oklahoma.

Pristine-M. Construction of the coal testing plant in Oklahoma was completed and testing of the plant commenced in December 2015. As at March 31, 2016 this process was successfully tested with more than 20 test runs completed. This process successfully dehydrated coal by in excess of 80% and increased the BTU output of the coal by 25%.

Pristine-SA process. Pristine SA process analysis is at a very early stage. Further research and development is expected post completion of the coal testing plant.

Business Outlook

·	Jindal Steel & Power expected to contract first commercial plant in the third quarter 2016. Given the successful testing the company is currently in discussions with Jindal as they review the test results

·	Several multinational corporations have undertaken due diligence on our processes and have visited the coal testing plant in Oklahoma and witnessed it processing coal. Discussions are underway with these corporations to move towards commercialization

·	Numerous discussions continuing with various domestic and international coal producers, mine operators and power plant operators about our technology and its potential application. Several major visits are scheduled during quarter 2016 as part of the companys efforts to secure commercial agreements.

The company is working with the Department of Energy assessing specific opportunities for the deployment of our technology in the United States.

Employees

As of March 31, 2016, we had two full-time executives. President and CEO Robin Eves, Chief Operations Officer and Aiden Neary have written employment agreements. Messrs. Eves and Neary received no compensation for their participation on the Board of Directors.

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

Results of Operations

The following information should be read in conjunction with the financial statements and notes appearing elsewhere in this Report. We have generated limited revenues from inception to date. We are also in preliminary discussions with companies, business groups, consortiums in the USA and Asia to license our technology, which, if successful, could realize limited short-term revenue opportunities from the signing of technology licensing agreements. Royalty revenue is not estimated until approximately 16 -18 months after the successful testing of the plant, currently anticipated in the third quarter of fiscal 2016, and an EPC contract has been signed to build a commercial scale facility.

For the Three Months Ended March 31, 2016 and March 31, 2015

Revenues

We have generated no revenues for the three months ended March 31, 2016 and 2015. In the third quarter of fiscal 2012, we received an initial license fee of $375,000 from Jindal paid pursuant to the signing of our coal testing plant construction contract. The balance of $375,000 will be due upon the signing of a commercial EPC agreement, anticipated in the third quarter of fiscal 2016. We do not anticipate additional license revenues until the coal testing plant has been successfully tested, and do not expect to receive any royalty fees for approximately 16 to 18 months after an EPC contract has been signed to build a commercial scale facility.

Operating Expenses

Our operating expenses for the three months ended March 31, 2016 totaled 6,139,330 compared to $1,095,876 for the three month period in 2015. The primary component of the operating expenses in both periods was for shares issued for services, officers’ salaries and legal fees. We recorded stock-based compensation consisting of common stock and options issued for services of $4,991,071 for the three months ended March 31, 2016, compared to $700,667 for the three months ended March 31, 2015.We also recognized $892,093 in research and development expenses in the three months ended March 31, 2016, we had no such expenses for the 2015 comparative period.

Other Income and Expenses

During the three months ended March 31, 2016, we recognized total other income of $20,114,239, compared to total other expenses of $721,461 for the three months ended March 31, 2015. The majority of the $20,835,700 increase is due to a gain on change in fair value of derivative liabilities of $21,974,032 during the three months ended March 31, 2016, compared to a loss on change in fair value of derivative liabilities of $562,114 during the three months ended March 31, 2015. The increase was partially offset by an increase of $231,390 in interest expense and the recognition of $1,469,056 in debt extension and standstill expense as a result of past due notes, there were no such debt extension and modification expenses in the comparable 2015 period.

Net Income/Loss

For the three months ended March 31, 2016, we had net income of $13,974,909, compared to a net loss of 1,817,337 for the three months ended March 31, 2015. The $15,792,246 increase in net income is mainly due to the increase in other income as discussed above, partially offset by the $5,043,454 increase in operating expenses.

We anticipate losses from operations will increase during the next nine months due to costs associated with moving the test plant to a permanent location, as well as anticipated increased payroll expenses as we add necessary staff and increases in legal and accounting expenses associated with maintaining a reporting company. We expect that we will continue to have net losses from operations until revenues from operating facilities become sufficient to offset operating expenses, unless we are successful in the sale of licenses for our technology once the coal testing plant testing is complete.

Liquidity and Capital Resources

We have generated minimal revenues since inception. We have obtained cash for operating expenses through advances and/or loans from affiliates and stockholders, the sale of common stock, the issuance of loans and convertible debentures

Net Cash Used in Operating Activities. Our primary source of operating cash during the three months ended March 31, 2016, was borrowings on related party debt, third party debt and convertible debt. Our primary uses of funds in operations were the completion of the construction of the test facility including the testing of the plant, the payment of professional and consulting fees and general operating expenses.

Net cash used in operating activities, was $1,490,069 the three months ended March 31, 2016 compared to net cash used of $123,429 for the same period in 2015. Adjustments items to reconcile net income (loss) to net cash used in operating activities for three months ended March 31, 2016 totaled $15,224,055 and consisted of amortization of debt discounts, stock-based compensation, debt settlement and modification expenses and a $21,974,032 gain on the change in the fair value of derivative liabilities.

Net Cash Used In Investing Activities. Net cash used in investing activities for the three months ended March 31, 2016 and 2015 was zero.

Net Cash Provided by Financing Activities. Net cash provided by financing activities during the three months ended March 31, 2016 totaled $1,383,359, compared to $122,400 for the three months ended March 31, 2015. Net cash provided by financing activities consisting of borrowings on convertible debt of $1,630,000, net of original issue discounts and borrowings, offset by payments on convertible debt of $246,641 for the three months ended March 31, 2016.

During the three months ended March 31, 2015, borrowings on convertible debt were $111,000, net of original issue discounts and borrowings, borrowings of $50,000 from related parties and payments on related party debt of $38,600.

Cash Position and Outstanding Indebtedness

Our total indebtedness at March 31, 2016, we had $16,356 in current assets, consisting of all cash and $60,001,533 in liabilities, which consists of $55,391,708 in current liabilities and $4,609,825 in long-term liabilities. Current liabilities consist primarily of accounts payable, accounts payable to related parties, accrued liabilities, short-term debt, convertible debt, related party debt and derivative liabilities.

At December 31, 2015, we had current assets of $123,066, consisting of all cash and $81,016,531 in liabilities, which consists of $76,543,117 in current liabilities and $4,473,414 in long-term liabilities. Current liabilities consist primarily of accounts payable, accounts payable to related parties, accrued liabilities, short-term debt, convertible debt, related party debt and derivative liabilities.

Our working capital deficit at March 31, 2016 and December 31, 2015 was $55,375,352 and $76,420,051, respectively.

Contractual Obligations and Commitments

The following table summarizes our contractual cash obligations and other commercial commitments at March 31, 2016.

	Payments due by period
	Total	Less than 1 year	1 to 3 years	3 to 5 years	After 5 years
Facility lease (1)	$200	$200	$-	$-	$-
Principal payments on debt and convertible debt	8,756,841	2,205,909	210,000	6,340,932	-
Total contractual cash obligations	$8,757,041	$2,206,109	$210,000	$6,340,932	$-

(1)	Our New York office lease was converted to that of a satellite support office in February 2016 at a monthly rate of $200.00 per month. It is on a month to month basis.

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

Construction of the test plant in Oklahoma was completed in December 2015 and testing was completed in April 2016. For the three months to March 31, 2016 the company paid $892,093 as part of the testing of the facility and is recorded in our books under Research and Development. The test plant completed commissioning and commenced testing in December 2015. Testing was successfully completed in April 2016. The company is currently arranging the move of the facility to a permanent location.

Based on our current operational costs and including the capital requirements for our project deployments, we estimate we will need a total of approximately $5,000,000 to fund the Company for the balance of fiscal year 2016 and an additional $5,000,000 to continue for the following fiscal year (2017) or until an initial commercial plant is up and running. As we have now completed the successful testing of Pristine M we are in currently working on commercial agreements which if we are successful we believe we will have sufficient funding to meet our operating costs in 2016.

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

ITEM 4. CONTROLS AND PROCEDURES

As of March 31, 2016, we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Exchange Act Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended. Based on this evaluation, management concluded that our financial disclosure controls and procedures were not effective due to our limited internal resources and lack of ability to have multiple levels of transaction review. There is a lack of appropriate segregation of duties within the Company, there is no management oversight, no control documentation being produced, and no one to review control documentation if it was being produced. As of March 31, 2016, we had two full time officers of the company.

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

ITEM 1A. RISK FACTORS

For information regarding risk factors, see “Part I. Item 1A. Risk Factors,” in our Annual Report on Form 10-K for the year ended December 31, 2015.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

In January 2016 we issued 7,000,000 common shares to officers and directors of the Company for services valued at $4,375,000.

In February 2016, we issued an aggregate of 2,307,693 common shares to note holders for standstill fees.

In February, 2016 we issued 1,785,714 as part of management converting $500,000 of accrued salary due to them into equity.

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

Clean Coal Technologies

Date: June 16, 2016	By:	/s/ Aiden Neary
Aiden Neary
Chief Financial Officer