Form 10-Q
period 2016-06-30
Clean Coal Technologies Inc.
filed 2016-07-29
CIK 1445109

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

FORM 10-Q

 (Mark One)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: June 30, 2016

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

Large accelerated filer  ☐         Accelerated filer  ☐         Non-accelerated filer  ☐         Smaller reporting company  ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).   Yes  ☐    No  ☒

The number of shares outstanding of Registrant’s Common Stock as of July 27, 2016:  78,774,151

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

Clean Coal Technologies, Inc.
Balance Sheets
(Unaudited)

	June 30,	December 31,
	2016	2015
ASSETS
Current Assets
Cash	$16,121	$123,066
Total Current Assets	16,121	123,066

Total Assets	$16,121	$123,066

LIABILITIES AND STOCKHOLDERS' DEFICIT
Current Liabilities
Accounts payable	$1,860,940	$1,285,724
Accrued liabilities	3,250,895	3,708,017
Debt, net of unamortized discounts	515,185	413,185
Notes payable – related party	25,000	-
Convertible debt, net of unamortized discounts	1,574,226	1,131,873
Derivative liabilities	37,228,094	70,004,318
Total Current Liabilities	44,454,340	76,543,117

Long-Term Liabilities
Convertible debt, net of unamortized discounts	4,796,418	4,473,414

Total Liabilities	49,250,758	81,016,531

Stockholders’ Deficit:
Common stock, $0.00001 par value; 150,000,000 shares authorized, 75,571,121 and 60,577,714 shares issued and outstanding, respectively	756	606
Additional paid-in capital	230,549,035	222,260,166
Accumulated deficit	(279,784,428)	(303,154,237)
Total Stockholders' Deficit	(49,234,637)	(80,893,465)
Total Liabilities and Stockholders' Deficit	$16,121	$123,066

The accompanying notes are an integral part of these unaudited financial statements.

Clean Coal Technologies, Inc.
Statements of Operations
(Unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2016	2015	2016	2015

Operating Expenses:
General and administrative	$1,538,626	$417,068	$2,410,565	$742,874
Research and development	603,255	-	1,495,348
Consulting services	11,803	238,375	4,387,101	1,008,445

Loss from Operations	(2,153,684)	(655,443)	(8,293,014)	(1,751,319)

Other Income (Expenses):
Interest expense	(564,579)	(517,760)	(955,316)	(677,107)
Debt default and standstill expenses	(37,750)	-	(1,506,806)	-
Gain (loss) on change in fair value of derivative liabilities	12,150,913	(8,089,701)	34,124,945	(8,651,815)
Total Other Income (Expenses)	11,548,584	(8,607,461)	31,662,823	(9,328,922)

Net Income (Loss)	$9,394,900	$(9,262,904)	$23,369,809	$(11,080,241)

Net income (loss) per share - basic	$0.13	$(0.18)	$0.33	$(0.22)

Weighted average shares outstanding - basic	72,271,121	50,905,930	71,141,149	49,708,073

Net income per share - diluted	$(0.01)	$(0.18)	$(0.06)	$(0.22)

Weighted average shares outstanding - diluted	176,078,292	50,905,930	175,035,795	49,708,073

The accompanying notes are an integral part of these unaudited financial statements.

Clean Coal Technologies, Inc.
Statements of Cash Flows
(Unaudited)

	Six months Ended
	June 30,
	2016	2015
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$23,369,809	$(11,080,241)
Adjustment to reconcile net loss to net cash used in operating activities:
Amortization of debt discounts	517,227	376,950
Loan default and standstill fees added to principal	77,492	300,157
Shares issued for services	6,346,711	842,980
(Gain) loss on change in fair value of derivative liabilities	(34,124,945)	8,651,815
Loss on settlement of debt	1,442,308	-
Changes in operating assets and liabilities:
Increase in accounts payable	575,216	226,559
Increase in accrued expenses	878	404,846
Net Cash Used in Operating Activities	(1,795,304)	(276,934)

CASH FLOWS FROM INVESTING ACTIVITIES:
Cash paid for construction in-process	-	(873,026)
Net Cash Used in Investing Activities	-	(873,026)

CASH FLOWS FROM FINANCING ACTIVITIES:
Borrowings on convertible debt, net of original issue discounts	1,810,000	1,886,000
Borrowings on debt, net of original issue discounts	100,000	-
Borrowings on related party debt	26,000	50,000
Payments on related party debt	(1,000)	(47,200)
Payments on convertible debt	(246,641)	(705,303)
Net Cash Provided by Financing Activities	1,688,359	1,183,497

NET CHANGE IN CASH AND CASH EQUIVALENTS	(106,945)	33,537
CASH AND CASH EQUIVALENTS - beginning of period	123,066	1,130
CASH AND CASH EQUIVALENTS - end of period	$16,121	$34,667

SUPPLEMENTAL DISCLOSURES:
Cash paid for interest	$37,499	$-
Cash paid for income taxes	-	-

NON-CASH INVESTING AND FINANCING ACTIVITIES:
Debt discounts due to derivative liabilities	$1,348,721	$1,867,258
Common stock issued for conversion of accrued wages and liabilities	500,000	50,000
Accrued cash structuring fees	42,000	-
Common stock issued with debt	-	97,375
Capitalized interest	-	75,334

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

During 2015, all common stock equivalents were excluded as they would have been anti-dilutive. For the six months ended June 30, 2016, the dilutive effect of the outstanding common stock options was 0 shares, common stock warrants was 2,018,117 shares, warrant conversion options was 29,290,792 shares and convertible debt was 72,585,738 shares with a reduction to net income of $33,686,089. For the three months ended June 30, 2016, the dilutive effect of the outstanding common stock options was 0 shares, common stock warrants was 1,893,423 shares, warrant conversion options was 27,713,737 shares and convertible debt was 72,585,739 shares with a reduction to net income of $11,919,187.

NOTE 2: GOING CONCERN

The accompanying financial statements have been prepared on a going concern basis of accounting which contemplates continuity of operations, realization of assets, liabilities, and commitments in the normal course of business. The accompanying financial statements do not reflect any adjustments that might result if the Clean Coal is unable to continue as a going concern. Clean Coal has an accumulated deficit and a working capital deficit as of June 30, 2016 with no significant revenues anticipated for the near term. Management believes Clean Coal will need to raise capital in order to operate over the next 12 months. As shown in the accompanying financial statements, Clean Coal has also incurred significant losses since inception. Clean Coal’s continuation as a going concern is dependent upon its ability to generate sufficient cash flow to meet its obligations on a timely basis and ultimately to attain profitability. Clean Coal has limited capital with which to pursue its business plan. There can be no assurance that Clean Coal’s future operations will be significant and profitable, or that Clean Coal will have sufficient resources to meet its objectives. These conditions may raise doubt as to Clean Coal’s ability to continue as a going concern. Management may pursue either debt or equity financing or a combination of both, in order to raise sufficient capital to meet Clean Coal’s financial requirements over the next twelve months and to fund its business plan. There is no assurance that management will be successful in raising additional funds.

NOTE 3: RESEARCH AND DEVELOPMENT

Research and development consists of costs incurred related to the construction and testing of a 2-ton/hour test plant in Oklahoma. The estimated cost of moving the test facility to a permanent location and have it reassembled is $750,000. In quarter four 2015, the test plant was commissioned and testing of the plant started. Testing was successfully completed in April 2016 and the company is currently arranging for the plant to be moved to a permanent location. During the six months ended June 30, 2016 and 2015, we incurred $1,495,348 and $0 in research and development expenses, respectively.

NOTE 4: RELATED PARTY TRANSACTIONS

Accruals for salary and bonuses to officers and directors are included in accrued liabilities in the balance sheets and totaled $2,455,259 and $3,037,376 as of June 30, 2016 and December 31, 2015, respectively.

During the six months ended June 30, 2016, the Company issued 1,785,714 common shares for the conversion of $500,000 of salary due to an officer. The fair value of the shares was $1,116,071, of which $616,071 was recorded as additional compensation expense.

During the six months ended June 30, 2016, the Company issued 10,900,000 shares of common stock for bonuses to officers and directors valued at $5,730,640, which was recorded as compensation expense.

During the six months ended June 30, 2016, and officer of the company advanced $26,000 to the Company to cover short-term financing needs.  The short-term loan is due on demand, does not accrue interest and is unsecured. The company repaid $1,000 to the officer leaving a balance outstanding of $25,000 as at June 30, 2016.

NOTE 5: DEBT

Convertible Debt

During the six months ended June 30, 2016, the Company borrowed an aggregate of $1,810,000, net of original issue discounts and fees of $197,077, under convertible notes payable and repaid $246,641 in principal of convertible debt. Additional discounts of $1,348,721 were recognized during the six months ended June 30, 2016 due to derivative liabilities. As of June 30, 2016 and December 31, 2015, the Company had outstanding convertible notes payable of $6,370,644 and $5,605,287, net of unamortized discounts of $2,170,814 and $1,142,241, respectively. The outstanding convertible notes of the Company are unsecured, bear interest between 6% and 12% per annum, mature between November 2014 and June 2019 and are convertible at variable rates between 60% and 65% of the quoted market price of the Company’s common stock. All notes that were convertible during the six months ended June 30, 2016 were accounted for as derivative liabilities (see Note 6). Aggregate amortization of the debt discounts on convertible debt for the six months ended June 30, 2016 and 2015 was $517,227 and $376,950, respectively.

During the six months ended June 30, 2016, the Company incurred loan standstill expenses added to debt principal of $77,492. Also during the six months ended June 30, 2016, the Company issued an aggregate of 2,307,693 shares to note holders to suspend the conversion of certain outstanding convertible notes. The fair value of these shares of $1,442,308 was recognized as a debt standstill expense.

Nonconvertible Debt

During the six months ended June 30, 2016, the Company issued a note payable in the aggregate amount of $100,000, net of original discount of $2,000. The note is due in one month, accrues interest at 12% per annum and is secured by 434,244 shares of the Company’s common stock.

As of June 30, 2016 and December 31, 2015, the Company had outstanding notes payable to former affiliates of the Company of $413,185. These notes payable of the Company are unsecured, bear no interest and are due on demand.

NOTE 6: DERIVATIVE LIABILITIES

During the six months ended June 30, 2016, fourteen convertible notes issued by the Company became convertible and qualified as derivative liabilities under Accounting Series Codification 815, Derivatives (ASC 815). In addition, all outstanding nonemployee common stock options and outstanding common stock warrants are tainted and required to be accounted for as derivative liabilities under ASC 815.

As of June 30, 2016 and December 31, 2015, the aggregate fair value of the outstanding derivative liabilities was $37,228,094 and $70,004,318, respectively. For the six months ended June 30, 2016 the net gain on the change of fair value was $34,124,945. For the six months ended June 30, 2015, the net loss on the change in fair value of derivative liabilities was $8,651,815.

The Company estimated the fair value of the derivative liabilities using the Black-Scholes option pricing model using the following key assumptions during the six months ended June 30, 2016

Expected dividends	-%
Expected term (years)	0.17 – 5.00
Volatility	74% - 190%
Risk-free rate	0.16% - 1.57%

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

The following table sets forth by level with the fair value hierarchy the Company’s assets and liabilities measured at fair value as of June 30, 2015 and December 31, 2015:

	Level 1	Level 2	Level 3	Total
June 30, 2016:
Derivative liabilities – convertible debt	$-	$-	$35,957,956	$35,957,956
Derivative liabilities – warrants	-	-	1,270,138	1,270,138
Derivative liabilities – nonemployee options	-	-	-	-
Total	$-	$-	$37,228,094	$37,228,094

December 31, 2015:
Derivative liabilities – convertible debt	$-	$-	$67,316,227	$67,316,227
Derivative liabilities – warrants	-	-	2,677,717	2,677,717
Derivative liabilities – nonemployee options	-	-	10,374	10,374
Total	$-	$-	$70,004,318	$70,004,318

The below table presents the change in the fair value of the derivative liabilities during the six months ended June 30, 2016:

Fair value as of December 31, 2015	$70,004,318
Fair value on the dates of issuance recorded as debt discounts	1,348,721
Fair value on the dates of issuance recognized as loss on derivatives	3,004,505
Change in fair value of derivatives	(37,129,450)
Fair value as of June 30, 2016	$37,228,094

NOTE 7: EQUITY TRANSACTIONS

Common Stock

During the six months ended June 30, 2016, the Company issued an aggregate of 2,307,693 common shares to two note holders to suspend the conversion of certain outstanding convertible notes. The fair value of these shares of $1,442,308 was recognized as a debt standstill expense.

During the six months ended June 30, 2016, the Company granted an aggregate of 10,900,000 common shares to various employees and directors for services rendered. The aggregate fair value of these awards was determined to be $5,730,640 and was recognized as stock compensation during the six months ended June 30, 2016.

During the six months to June 30, 2016, the company issued 1,785,714 common shares for the conversion of $500,000 of salary due to an officer. The value of the shares was $1,116,071, of which $616,071 was recorded as additional compensation expense.

Common Stock Options

A summary of common stock option activity for the six months ended June 30, 2016 is as follows:

		Weighted	Weighted
		Average	Average
	Options	Exercise Price	Remaining Term
Outstanding - December 31, 2015	714,286	$4.68	3.48
Granted	-	-	-
Expired	(28,573)	8.40	-
Exercised	-	-	-
Outstanding – June 30, 2016	685,713	$4.52	3.12

Exercisable – June 30, 2016	685,713	$4.52	3.12

The intrinsic value of the exercisable options as of June 30, 2016 was $0. During the six months ended June 30, 2016 28,573 options expired unexercised.

Common Stock Warrants

The following table presents the common stock warrant activity during the six months ended June 30, 2016:

		Weighted	Weighted
		Average	Average
	Warrants	Exercise Price	Remaining Term
Outstanding - December 31, 2015	6,889,891	$0.43	4.05
Granted	300,000	0.14	4.66
Forfeited/canceled	-	-	-
Exercised	-	-	-
Outstanding – June 30, 2016	7,189,891	$0.42	3.59

Exercisable – June 30, 2016	7,189,891	$0.42	3.59

The intrinsic value of the exercisable warrants as of June 30, 2016 was $566,430.

NOTE 8: SUBSEQUENT EVENTS

During July 2016, the Company issued 900,000 shares of common stock for the extinguishment of a $50,000 convertible note.

During July 2016, the Company issued 750,000 shares of common stock each to two officers and directors as part of their employment contract dated July 1, 2015.

During July 2016, the Company issued 303,030 shares of common stock for the extinguishment of a $25,000 convertible note.

During July 2016, the Company issued an officer and director 500,000 shares of common stock in return for advancing personally held Company common stock to secure funding for the Company.

During July 2016, the Company received a total of $39,000 from Black Diamond in additional funding under the terms of the umbrella agreement dated November 2015 as filed as an 8-K.

During July 2016, the company issued 50,000 common shares for investor relations consulting services

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

Development Status:

Pristine process. Pristine process successfully lab tested on small scale and through advanced computer modeling. As at June 30, 2016 the key parts of this technology has also been successfully tested at the coal power utility at AES in Oklahoma.

Pristine-M. Construction of the coal testing plant in Oklahoma was completed and testing of the plant commenced in December 2015. As at June 30, 2016 this process was successfully tested with more than 20 test runs completed. This process successfully dehydrated coal by in excess of 80% and increased the BTU output of the coal by 25%.

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

Employees

As of June 30, 2016, we had two full-time executives. President and CEO Robin Eves, Chief Operations Officer and Aiden Neary have written employment agreements. Messrs. Eves and Neary received no compensation for their participation on the Board of Directors.

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

For the Three Months Ended June 30, 2016 and June 30, 2015

Revenues

We have generated no revenues for the three months ended June 30, 2016 and 2015. In the third quarter of fiscal 2012, we received an initial license fee of $375,000 from Jindal paid pursuant to the signing of our coal testing plant construction contract. The balance of $375,000 will be due upon the signing of a commercial EPC agreement, anticipated in the third quarter of fiscal 2016. We do not anticipate additional license revenues until the coal testing plant has been successfully tested, and do not expect to receive any royalty fees for approximately 16 to 18 months after an EPC contract has been signed to build a commercial scale facility.

Operating Expenses

Our operating expenses for the three months ended June 30, 2016 totaled $2,153,684 compared to $655,443 for the three month period in 2015. The primary component of the operating expenses was general and administrative expenses in both periods, recognizing $1,538,626 for the three months ended June 30, 2016, compared to $417,068 for the three months ended June 30, 2015. The increase in general and administrative was mainly due to the recognition of $1,355,640 in stock compensation expense to officers and directors. We also recognized $603,255 in research and development expenses in the three months ended June 30, 2016, we had no such expenses for the 2015 comparative period.

Other Income and Expenses

During the three months ended June 30, 2016, we recognized total other income of $11,548,584 compared to total other expenses of $8,607,461 for the three months ended June 30, 2015. The majority of the $20,156,045 increase is due to a gain on change in fair value of derivative liabilities of $12,150,914 during the three months ended June 30, 2016, compared to a loss on change in fair value of derivative liabilities of $8,089,701 during the three months ended June 30, 2015. The increase was partially offset by an increase of $44,819 in interest expense and the recognition of $37,750 in debt extension and standstill expense as a result of past due notes, there were no such debt extension and modification expenses in the comparable 2015 period.

Net Income/Loss

For the three months ended June 30, 2016, we had net income of $9,394,900, compared to a net loss of $9,262,904 for the three months ended June 30, 2015. The $18,657,804 increase in net income is mainly due to the $20,156,045 increase in other income as discussed above, partially offset by the $1,498,241 increase in operating expenses.

We anticipate losses from operations will increase during the next six months due to costs associated with moving the test plant to a permanent location, as well as anticipated increased payroll expenses as we add necessary staff and increases in legal and accounting expenses associated with maintaining a reporting company. We expect that we will continue to have net losses from operations until revenues from operating facilities become sufficient to offset operating expenses, unless we are successful in the sale of licenses for our technology once the coal testing plant testing is complete.

For the Six Months Ended June 30, 2016 and June 30, 2015

Revenues

We have generated no revenues for the six months ended June 30, 2016 and 2015. In the third quarter of fiscal 2012, we received an initial license fee of $375,000 from Jindal paid pursuant to the signing of our coal testing plant construction contract. The balance of $375,000 will be due upon the signing of a commercial EPC agreement, anticipated in the third quarter of fiscal 2016. We do not anticipate additional license revenues until the coal testing plant has been successfully tested, and do not expect to receive any royalty fees for approximately 16 to 18 months after an EPC contract has been signed to build a commercial scale facility.

Operating Expenses

Our operating expenses for the six months ended June 30, 2016 totaled $8,293,014 compared to $1,751,319 for the six month period in 2015. The primary component of the operating expenses in both periods was for shares issued for services, officers’ salaries and legal fees. We recorded stock-based compensation consisting of common stock and options issued for services of $4,375,000 and common stock issued for officer salaries and bonus of $1,355,640 for the six months ended June 30, 2016, compared to $842,980 for the six months ended June 30, 2015.We also recognized $1,495,348 in research and development expenses in the six months ended June 30, 2016, we had no such expenses for the 2015 comparative period.

Other Income and Expenses

During the six months ended June 30, 2016, we recognized total other income of $31,662,823, compared to total other expenses of $9,328,922 for the six months ended June 30, 2015. The majority of the $40,991,745 increase is due to a gain on change in fair value of derivative liabilities of $34,124,945 during the six months ended June 30, 2016, compared to a loss on change in fair value of derivative liabilities of $8,651,815 during the six months ended June 30, 2015. The increase was partially offset by an increase of $276,209 in interest expense due to issuance of new debt and the recognition of $1,506,806 in debt extension and standstill expense as a result of past due notes, there were no such debt extension and modification expenses in the comparable 2015 period.

Net Income/Loss

For the six months ended June 30, 2016, we had net income of $23,369,809, compared to a net loss of $11,080,241 for the six months ended June 30, 2015. The $34,450,050 increase in net income is mainly due to the $40,991,745 increase in other income, partially offset by the $6,541,695 increase in operating expenses, as discussed above.

We anticipate losses from operations will increase during the next six months due to costs associated with moving the test plant to a permanent location, as well as anticipated increased payroll expenses as we add necessary staff and increases in legal and accounting expenses associated with maintaining a reporting company. We expect that we will continue to have net losses from operations until revenues from operating facilities become sufficient to offset operating expenses, unless we are successful in the sale of licenses for our technology once the coal testing plant testing is complete.

Liquidity and Capital Resources

We have generated minimal revenues since inception. We have obtained cash for operating expenses through advances and/or loans from affiliates and stockholders, the sale of common stock, the issuance of loans and convertible debentures

Net Cash Used in Operating Activities. Our primary source of operating cash during the six months ended June 30, 2016, was borrowings on related party debt, third party debt and convertible debt. Our primary uses of funds in operations were the completion of the construction of the test facility including the testing of the plant, the payment of professional and consulting fees and general operating expenses.

Net cash used in operating activities, was $1,795,304 for the six months ended June 30, 2016 compared to net cash used of $276,934 for the same period in 2015. Adjustments items to reconcile net income (loss) to net cash used in operating activities for six months ended June 30, 2016 totaled $25,741,207 and consisted of amortization of debt discounts of $517,225, stock-based compensation of $6,346,711, debt settlement and modification expenses of $1,519,800 and a $34,124,945 gain on the change in the fair value of derivative liabilities.

Net Cash Used In Investing Activities. Net cash used in investing activities for the six months ended June 30, 2016 and 2015 was $0 and $873,026. Cash used in investing activities in 2015 was related to plant construction.

Net Cash Provided by Financing Activities. Net cash provided by financing activities during the six months ended June 30, 2016 totaled $1,688,359, compared to $1,183,498 for the six months ended June 30, 2015. Net cash provided by financing activities consisting of borrowings on convertible debt of $1,810,000 and a note payable of $100,000, net of original issue discounts and borrowings on related party notes of $25,000, offset by payments on convertible debt of $246,641 for the six months ended June 30, 2016.

During the six months ended June 30, 2015, borrowings on convertible debt were $1,886,000, net of original issue discounts and borrowings, borrowings from related parties and payments on related party debt were of $50,000 and 47,200, respectively, and payments on convertible debt were $705,302.

Cash Position and Outstanding Indebtedness

At June 30, 2016, we had $16,121 in current assets, consisting of all cash and $49,250,758 in liabilities which consist of $44,454,340 in current liabilities and $4,796,418 in long-term liabilities. Current liabilities consist primarily of accounts payable, accounts payable to related parties, accrued liabilities, short-term debt, convertible debt, related party debt and derivative liabilities.

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

Our working capital deficit at June 30, 2016 and December 31, 2015 was $44,438,219 and $76,420,051, respectively.

Contractual Obligations and Commitments

The following table summarizes our contractual cash obligations and other commercial commitments at June 30, 2016.

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

Construction of the test plant in Oklahoma was completed in December 2015 and testing was completed in April 2016. For the six months to June 30, 2016 the company paid $1,495,348 as part of the testing of the facility and is recorded in our books under Research and Development. The test plant completed commissioning and commenced testing in December 2015. Testing was successfully completed in April 2016. The company is currently arranging the move of the facility to a permanent location.

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

ITEM 4. CONTROLS AND PROCEDURES

As of June 30, 2016, we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Exchange Act Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended. Based on this evaluation, management concluded that our financial disclosure controls and procedures were not effective due to our limited internal resources and lack of ability to have multiple levels of transaction review. There is a lack of appropriate segregation of duties within the Company, there is no management oversight, no control documentation being produced, and no one to review control documentation if it was being produced. As of June 30, 2016, we had two full time officers of the company.

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

In June 2016 we issued 3,900,000 common shares to officers and directors of the Company for services valued at $1,355,640.

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

Clean Coal Technologies

Date: July 28, 2016	By:	/s/ Aiden Neary
Aiden Neary
Chief Financial Officer