Form 10-Q
period 2016-09-30
Clean Coal Technologies Inc.
filed 2016-11-14
CIK 1445109

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

FORM 10-Q

(Mark One)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: September 30, 2016

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

Large accelerated filer  ☐         Accelerated filer  ☐         Non-accelerated filer  ☐         Smaller reporting company  ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).   Yes  ☐    No  ☒

The number of shares outstanding of Registrant’s Common Stock as of November 14, 2016:  87,323,691

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

Clean Coal Technologies, Inc.
Balance Sheets
(Unaudited)

	September 30,	December 31,
	2016	2015
ASSETS
Current Assets
Cash	$1,112	$123,066
Total Current Assets	1,112	123,066

Total Assets	$1,112	$123,066

LIABILITIES AND STOCKHOLDERS' DEFICIT
Current Liabilities
Accounts payable	$1,785,676	$1,285,724
Accrued liabilities	3,556,445	3,708,017
Debt, net of unamortized discounts	515,185	413,185
Notes payable – related party	31,450	-
Convertible debt, net of unamortized discounts	1,205,194	1,131,873
Derivative liabilities	13,354,786	70,004,318
Total Current Liabilities	20,448,736	76,543,117

Long-Term Liabilities
Convertible debt, net of unamortized discounts	5,010,746	4,473,414

Total Liabilities	25,459,482	81,016,531

Stockholders’ Deficit:
Common stock, $0.00001 par value; 150,000,000 shares authorized, 82,888,738 and 60,577,714 shares issued and outstanding, respectively	830	606
Additional paid-in capital	232,171,409	222,260,166
Accumulated deficit	(257,630,609)	(303,154,237)
Total Stockholders' Deficit	(25,458,370)	(80,893,465)
Total Liabilities and Stockholders' Deficit	$1,112	$123,066

The accompanying notes are an integral part of these unaudited financial statements.

Clean Coal Technologies, Inc.
Statements of Operations
(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2016	2015	2016	2015

Operating Expenses:
General and administrative	$896,724	$239,485	$3,283,321	$982,360
Research and development	-	-	1,495,348	-
Consulting services	-	2,073,806	4,411,069	3,082,251

Loss from Operations	(896,724)	(2,313,291)	(9,189,738)	(4,064,611)

Other Income (Expenses):
Interest expense	(855,379)	(392,796)	(1,810,695)	(1,069,903)
Debt default and standstill expenses	(166,394)	-	(1,673,200)	-
Gain (loss) on change in fair value of derivative liabilities	24,072,316	(42,244,917)	58,197,261	(50,896,732)
Total Other Income (Expenses)	23,050,543	(42,637,713)	54,713,366	(51,966,635)

Net Income (Loss)	$22,153,819	$(44,951,004)	$45,523,628	$(56,031,246)

Net income (loss) per share - basic	$0.28	$(0.79)	$0.62	$(1.08)

Weighted average shares outstanding - basic	79,417,299	56,643,577	73,920,002	52,045,312

Net loss per share - diluted	$(0.01)	$(0.79)	$(0.07)	$(1.08)

Weighted average shares outstanding - diluted	179,630,437	56,643,577	182,046,744	52,045,312

The accompanying notes are an integral part of these unaudited financial statements.

Clean Coal Technologies, Inc.
Statements of Cash Flows
(Unaudited)

	Nine months Ended
	September 30,
	2016	2015
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$45,523,628	$(56,031,246)
Adjustment to reconcile net income (loss) to net cash used in operating activities:
Amortization of debt discounts	1,142,865	743,656
Loan default and standstill fees added to loan principal	77,492	326,244
Common stock issued for services	6,927,686	2,872,156
(Gain) loss on change in fair value of derivative liabilities	(58,197,261)	50,896,732
Common stock issued for standstill fees	1,608,679	-
Changes in operating assets and liabilities:
Increase in accounts payable	499,952	111,616
Increase in accrued expenses	387,843	442,262
Net Cash Used in Operating Activities	(2,029,116)	(638,580)

CASH FLOWS FROM INVESTING ACTIVITIES:
Cash paid for construction in-process	-	(1,370,370)
Net Cash Used in Investing Activities	-	(1,370,370)

CASH FLOWS FROM FINANCING ACTIVITIES:
Borrowings on convertible debt, net of original issue discounts	2,053,603	2,989,000
Borrowings on debt, net of original issue discounts	100,000	-
Borrowings on related party debt	32,450	50,000
Payments on related party debt	(1,000)	(47,200)
Payments on convertible debt	(277,891)	(879,303)
Net Cash Provided by Financing Activities	1,907,162	2,112,497

NET CHANGE IN CASH AND CASH EQUIVALENTS	(121,954)	103,547
CASH AND CASH EQUIVALENTS - beginning of period	123,066	1,130
CASH AND CASH EQUIVALENTS - end of period	$1,112	$104,677

SUPPLEMENTAL DISCLOSURES:
Cash paid for interest	$37,499	$25,752
Cash paid for income taxes	-	-

NON-CASH INVESTING AND FINANCING ACTIVITIES:

Debt discounts due to derivative liabilities	$1,975,986	$2,970,258
Accrued interest transferred to debt	75,000	-
Derivative liability settled to additional paid-in capital	428,257	-
Accrued wages and debt converted to common stock	500,000	-
Common stock issued for conversion of debt and interest	446,845	50,000
Accrued cash structuring fees	54,180	-
Common shares cancelled and reissued to third party	4
Interest expense capitalized to construction in progress		172,204
Common stock issued with debt	-	97,375

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

During 2015, all common stock equivalents were excluded as they would have been anti-dilutive. For the nine months ended September 30, 2016, the dilutive effect of the outstanding common stock options was 0 shares, common stock warrants was 1,929,813 shares, the dilutive effect of the outstanding warrant conversion options was 27,553,046 shares and the dilutive effect of the outstanding convertible debt was 78,643,882 shares, with a reduction to net income of $57,529,457. For the three months ended September 30, 2016, the dilutive effect of the outstanding common stock options was 0 shares, common stock warrants was 1,347,259 shares, the dilutive effect of the outstanding warrant conversion options was 20,476,600 shares and the dilutive effect of the outstanding convertible debt was 78,389,279 shares, with a reduction to net income of $20,464,270.

NOTE 2: GOING CONCERN

The accompanying financial statements have been prepared on a going concern basis of accounting which contemplates continuity of operations, realization of assets, liabilities, and commitments in the normal course of business. The accompanying financial statements do not reflect any adjustments that might result if the Clean Coal is unable to continue as a going concern. Clean Coal has an accumulated deficit and a working capital deficit as of September 30, 2016 with no significant revenues anticipated for the near term. Management believes Clean Coal will need to raise capital in order to operate over the next 12 months. As shown in the accompanying financial statements, Clean Coal has also incurred significant losses since inception. Clean Coal’s continuation as a going concern is dependent upon its ability to generate sufficient cash flow to meet its obligations on a timely basis and ultimately to attain profitability. Clean Coal has limited capital with which to pursue its business plan. There can be no assurance that Clean Coal’s future operations will be significant and profitable, or that Clean Coal will have sufficient resources to meet its objectives. These conditions may raise doubt as to Clean Coal’s ability to continue as a going concern. Management may pursue either debt or equity financing or a combination of both, in order to raise sufficient capital to meet Clean Coal’s financial requirements over the next twelve months and to fund its business plan. There is no assurance that management will be successful in raising additional funds.

NOTE 3: RESEARCH AND DEVELOPMENT

Research and development consists of costs incurred related to the construction and testing of a 2-ton/hour test plant in Oklahoma. The estimated cost of moving the test facility to a permanent location and have it reassembled is $750,000. In quarter four 2015, the test plant was commissioned and testing of the plant started. Testing was successfully completed in April 2016 and the company is currently arranging for the plant to be moved to a permanent location. During the nine months ended September 30, 2016 and 2015, we incurred $1,495,348 and $0 in research and development expenses, respectively.

NOTE 4: RELATED PARTY TRANSACTIONS

Accruals for salary and bonuses to officers and directors are included in accrued liabilities in the balance sheets and totaled $2,550,426 and $3,037,376 as of September 30, 2016 and December 31, 2015, respectively.

During the nine months to September 30, 2016, the Company issued 1,785,714 common shares for the conversion of $500,000 of salary due to an officer. The fair value of the shares was $1,116,071, of which $616,071 was recorded as additional compensation expense.

During the nine months ended September 30, 2016, the Company issued 12,900,000 shares of common stock for bonuses to officers and directors valued at $6,289,640, which was recorded as compensation expense.

During the nine months ended September 30, 2016, officers of the company advanced $32,450 to the Company to cover short-term financing needs.  $1,000 was repaid and the outstanding balance was $31,450 as of September 30, 2016. The short-term loan is due on demand, does not accrue interest and is unsecured.

During the nine months ended September 30, 2016, an officer of the Company transferred 434,244 common shares of the Company to a note holder on behalf of the Company for default expense. The fair value of the shares of $121,371 was recognized as loan default expense.

NOTE 5: DEBT

Convertible Debt

During the nine months ended September 30, 2016, the Company borrowed an aggregate of $2,053,603, net of original issue discounts and fees of $231,350, under convertible notes payable and repaid $277,891 in principal of convertible debt. Additional discounts of $1,975,986 were recognized during the nine months ended September 30, 2016 due to derivative liabilities. As of September 30, 2016 and December 31, 2015, the Company had outstanding convertible notes payable of $6,215,940 and $5,605,287, net of unamortized discounts of $2,208,714 and $1,142,241, respectively. The outstanding convertible notes of the Company are unsecured, bear interest between 6% and 12% per annum, mature between November 2014 and September 2019 and are convertible at variable rates between 60% and 65% of the quoted market price of the Company’s common stock. All notes that were convertible during the nine months ended September 30, 2016 were accounted for as derivative liabilities (see Note 6). Aggregate amortization of the debt discounts on convertible debt for the nine months ended September 30, 2016 and 2015 was $1,142,865 and $376,950, respectively.

During the September 2016, the Company entered into a Debt Settlement Agreement with a convertible note holder of two past due notes with outstanding principal balances of $100,000 each. The settlement agreement provides for the payment of $250,000 to settle the notes, payable in four monthly installments of $62,500 beginning September 16, 2016. In connection with this settlement agreement, the Company transferred $50,000 accrued interest into principal of the note. The first payment of $62,500 was made on September 16, 2016.

During the September 2016, the Company entered into a Debt Settlement Agreement with a convertible note holder of a past due note with an outstanding principal balance of $100,000. The settlement agreement provides for the payment of $125,000 to settle the note, payable in three monthly installments of $31,250 beginning September 20, 2016. In connection with this settlement agreement, the Company transferred $25,000 accrued interest into principal of the note. The first payment of $31,250 was made on September 28, 2016.

During the nine months ended September 30, 2016, the Company incurred loan standstill expenses added to debt principal of $77,492. Also during the nine months ended September 30, 2016, the Company issued an aggregate of 2,557,693 shares to note holders to suspend the conversion of certain outstanding convertible notes. The fair value of these shares of $1,487,308 was recognized as a debt standstill expense.

During the nine months ended September 30, 2016, holders of eight convertible notes payable elected to convert a total of $428,250 principal and $18,595 accrued interest in principal into a total of 4,967,617 shares of the Company’s common stock.  During the nine months ended September 30, 2016, the Company repaid $277,891 in principal on convertible debt.

Nonconvertible Debt

During the nine months ended September 30, 2016, the Company issued a note payable in the aggregate amount of $100,000, net of original discount of $2,000. The note is due in one month, accrues interest at 12% per annum and is secured by 434,244 shares of the Company’s common stock.

As of September 30, 2016 and December 31, 2015, the Company had outstanding notes payable to former affiliates of the Company of $413,185. These notes payable of the Company are unsecured, bear no interest and are due on demand.

NOTE 6: DERIVATIVE LIABILITIES

During the nine months ended September 30, 2016, twenty eight convertible notes issued by the Company became convertible and qualified as derivative liabilities under Accounting Series Codification 815, Derivatives (ASC 815). In addition, all outstanding nonemployee common stock options and outstanding common stock warrants are tainted and required to be accounted for as derivative liabilities under ASC 815.

As of September 30, 2016 and December 31, 2015, the aggregate fair value of the outstanding derivative liabilities was $13,354,786 and $70,004,318, respectively. For the nine months ended September 30, 2016 the net gain on the change of fair value was $58,197,261. For the nine months ended September 30, 2015, the net loss on the change in fair value of derivative liabilities was $50,896,732.

The Company estimated the fair value of the derivative liabilities using the Black-Scholes option pricing model using the following key assumptions during the nine months ended September 30, 2016

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

The following table sets forth by level with the fair value hierarchy the Company’s assets and liabilities measured at fair value as of September 30, 2016 and December 31, 2015:

	Level 1	Level 2	Level 3	Total
September 30, 2016:
Derivative liabilities – convertible debt	$-	$-	$12,958,760	$12,958,760
Derivative liabilities – warrants	-	-	387,904	387,904
Derivative liabilities – nonemployee options	-	-	8,122	8,122
Total	$-	$-	$13,354,786	$13,354,786

December 31, 2015:
Derivative liabilities – convertible debt	$-	$-	$67,316,227	$67,316,227
Derivative liabilities – warrants	-	-	2,677,717	2,677,717
Derivative liabilities – nonemployee options	-	-	10,374	10,374
Total	$-	$-	$70,004,318	$70,004,318

The below table presents the change in the fair value of the derivative liabilities during the nine months ended September 30, 2016:

Fair value as of December 31, 2015	$70,004,318
Fair value on the dates of issuance recorded as debt discounts	1,975,986
Fair value on the dates of issuance recognized as loss on derivatives	3,176,463
Extinguishment of liability to additional paid-in capital	(428,257)
Change in fair value of derivatives	(61,373,724)
Fair value as of September 30, 2016	$13,354,786

NOTE 7: EQUITY TRANSACTIONS

Common Stock

During the nine months ended September 30, 2016, the Company issued an aggregate of 2,557,693 to note holders to suspend the conversion of certain outstanding convertible notes. The fair value of these shares of $1,487,309 was recognized as a debt standstill expense. The Company also issued 434,244 common stock shares to a note holder in an event of default. These shares were originally owned by an officer of the Company and pledged to the note holder.

During the nine months ended September 30, 2016, the Company granted an aggregate of 12,900,000 common shares to various employees and directors for services rendered. The aggregate fair value of these awards was determined to be $6,289,640 and was recognized as stock compensation during the nine months ended September 30, 2016.

During the nine months ended September 30, 2016, the company issued 1,785,714 common shares for the conversion of $500,000 of salary due to an officer. The value of the shares was $1,116,071, of which $616,071 was recorded as additional compensation expense.

During the nine months to September 30, 2016, the Company issued a total of 4,967,617 shares of common stock for the extinguishment of $446,845 in convertible note principal and interest.

During the nine months to September 30, 2016, the Company issued a total of 100,000 common shares for investor relations consulting services valued at $21,975.

Common Stock Options

A summary of common stock option activity for the nine months ended September 30, 2016 is as follows:

		Weighted	Weighted
		Average	Average
	Options	Exercise Price	Remaining Term
Outstanding - December 31, 2015	714,286	$4.68	3.48
Granted	-	-	-
Expired	(28,573)	8.40	-
Exercised	-	-	-
Outstanding – September 30, 2016	685,713	$4.52	2.87

Exercisable – September 30, 2016	685,713	$4.52	2.87

The intrinsic value of the exercisable options as of September 30, 2016 was $0. During the nine months ended September 30, 2016 28,573 options expired unexercised.

Common Stock Warrants

The following table presents the common stock warrant activity during the nine months ended September 30, 2016:

		Weighted	Weighted
		Average	Average
	Warrants	Exercise Price	Remaining Term
Outstanding - December 31, 2015	6,889,891	$0.43	4.05
Granted	381,198	0.11	-
Forfeited/canceled	-	-	-
Exercised	-	-	-
Outstanding – September 30, 2016	7,271,089	$0.41	3.36

Exercisable – September 30, 2016	7,271,089	$0.41	3.36

The intrinsic value of the exercisable warrants as of September 30, 2016 was $34,047.

NOTE 8: SUBSEQUENT EVENTS

During October 2016, the Company entered into a Securities Purchase Agreement (“SPA”) for a convertible note in the amount of $355,000 net of original issuance discount and fees of $25,250. The convertible note bears interest at 8% per annum, is due in six months and is convertible into the Company’s common stock at a discount of 65% of the quoted market price of the Company’s common stock at the date of conversion.

During the October 2016, the Company entered into a Debt Settlement Agreement with a convertible note holder of a past due note with an outstanding principal balance of $185,000. The settlement agreement provides for the payment of $240,380 to settle the notes, payable in three monthly installments of $80,126 beginning October 14, 2016. As a result of this settlement agreement, the Company added $55,380 in principal to the note as debt settlement expense. The first payment of $80,126 was made on October 14, 2016.

During October 2016, a convertible note holder elected to convert $200,000 in principal and $2,564 in accrued interest into 3,751,192 shares of the Company’s common stock.

During October 2016, a convertible note holder elected to convert $40,000 in principal into 683,761 shares of the Company’s common stock.

During the October 2016, the Company entered into a fourth amendment to a Debt Settlement Agreement with a convertible note holder of a past due note with an outstanding principal balance of $517,724. The settlement agreement provides for the payment of $590,855 to settle the note, payable in three monthly installments of $140,000 beginning November 18, 2016. As a result of this settlement agreement, the Company added $73,131 in principal to the note as debt settlement expense.

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

Development Status:

Pristine process. Pristine process successfully lab tested on small scale and through advanced computer modeling. As at September 30, 2016 the key parts of this technology has also been successfully tested at the coal power utility at AES in Oklahoma.

Pristine-M. Construction of the coal testing plant in Oklahoma was completed and testing of the plant commenced in December 2015. As at September 30, 2016 this process was successfully tested with more than 20 test runs completed. This process successfully dehydrated coal by in excess of 80% and increased the BTU output of the coal by 25%.

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

Employees

As of September 30, 2016, we had two full-time executives. President and CEO Robin Eves, Chief Operations Officer and Aiden Neary have written employment agreements. Messrs. Eves and Neary received no compensation for their participation on the Board of Directors.

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

For the Three Months Ended September 30, 2016 and September 30, 2015

Revenues

We have generated no revenues for the three months ended September 30, 2016 and 2015. In the third quarter of fiscal 2012, we received an initial license fee of $375,000 from Jindal paid pursuant to the signing of our coal testing plant construction contract. The balance of $375,000 will be due upon the signing of a commercial EPC agreement, anticipated in the third quarter of fiscal 2016. We do not anticipate additional license revenues until the coal testing plant has been successfully tested, and do not expect to receive any royalty fees for approximately 16 to 18 months after an EPC contract has been signed to build a commercial scale facility.

Operating Expenses

Our operating expenses for the three months ended September 30, 2016 totaled $896,724 compared to $2,313,291 for the three month period in 2015. The primary component of the operating expenses for the three months ended September 30, 2016 was general and administrative expenses, recognizing $896,724 for the three months ended September 30, 2016, compared to $239,485 for the three months ended September 30, 2015. The increase in general administrative is mainly due to recognition $559,000 in stock compensation expense related to employee common stock awards, there were no such awards issued during the three months ended September 30, 2015. Consulting services expense were $0 for the three months ended September 30, 2016, compared to $2,073,806 for the three months ended September 30, 2015. The decrease in consulting expense was mainly due to the recognition of $819,176 in stock compensation expense to consultants.

Other Income and Expenses

During the three months ended September 30, 2016, we recognized total other income of $23,050,543 compared to total other expenses of $42,637,713 for the three months ended September 30, 2015. The majority of the $65,688,256 increase is due to a gain on change in fair value of derivative liabilities of $24,072,316 during the three months ended September 30, 2016, compared to a loss on change in fair value of derivative liabilities of $42,244,917 during the three months ended September 30, 2015. The increase was partially offset by an increase of $462,583 in interest expense and the recognition of $166,394 in debt extension and standstill expense as a result of past due notes, there were no such debt extension and modification expenses in the comparable 2015 period.

Net Income/Loss

For the three months ended September 30, 2016, we had net income of $22,153,819, compared to a net loss of $44,951,004 for the three months ended September 30, 2015. The $67,104,823 increase in net income is mainly due to the increase in other income as discussed above, as well as the $1,416,567 decrease in operating expenses.

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

For the Nine Months Ended September 30, 2016 and September 30, 2015

Revenues

We have generated no revenues for the nine months ended September 30, 2016 and 2015. In the third quarter of fiscal 2012, we received an initial license fee of $375,000 from Jindal paid pursuant to the signing of our coal testing plant construction contract. The balance of $375,000 will be due upon the signing of a commercial EPC agreement, anticipated in the third quarter of fiscal 2016. We do not anticipate additional license revenues until the coal testing plant has been successfully tested, and do not expect to receive any royalty fees for approximately 16 to 18 months after an EPC contract has been signed to build a commercial scale facility.

Operating Expenses

Our operating expenses for the nine months ended September 30, 2016 totaled $9,189,738 compared to $4,064,611 for the nine month period in 2015. The primary component of the operating expenses in both periods was for shares issued for services, officers’ salaries and legal fees. We recorded stock-based compensation consisting of common stock and options issued for services of $21,976 and common stock issued for officer salaries and bonus of $6,289,640 for the nine months ended September 30, 2016, compared to $2,872,155 for the nine months ended September 30, 2015. General and administrative expenses were $3,283,321 for the nine months ended September 30, 2016, compared to $982,360 for the nine months ended September 30, 2015. The increase in general and administrative was mainly due to the recognition of stock compensation expense to officers and directors. We also recognized $1,495,348 in research and development expenses in the nine months ended September 30, 2016, we had no such expenses for the 2015 comparative period.

Other Income and Expenses

During the nine months ended September 30, 2016, we recognized total other income of $54,713,366, compared to total other expenses of $51,966,635 for the nine months ended September 30, 2015. The majority of the $106,680,001 increase is due to a gain on change in fair value of derivative liabilities of $58,197,261 during the three months ended September 30, 2016, compared to a loss on change in fair value of derivative liabilities of $50,896,732 during the three months ended September 30, 2015. The increase was partially offset by an increase of $740,792 in interest expense and the recognition of $1,673,200 in debt extension and standstill expense as a result of past due notes, there were no such debt extension and modification expenses in the comparable 2015 period.

Net Income/Loss

For the nine months ended September 30, 2016, we had net income of $42,523,628, compared to a net loss of $56,031,246 for the nine months ended September 30, 2015. The $101,554,874 increase in net income is mainly due to the $106,680.001 increase in other income, partially offset by the $5,125,127 increase in operating expenses, as discussed above.

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

Liquidity and Capital Resources

We have generated minimal revenues since inception. We have obtained cash for operating expenses through advances and/or loans from affiliates and stockholders, the sale of common stock, the issuance of loans and convertible debentures

Net Cash Used in Operating Activities. Our primary source of operating cash during the nine months ended September 30, 2016, was borrowings on related party debt, third party debt and convertible debt. Our primary uses of funds in operations were the completion of the construction of the test facility including the testing of the plant, the payment of professional and consulting fees and general operating expenses.

Net cash used in operating activities, was $2,029,116 for the nine months ended September 30, 2016 compared to net cash used of $638,580 for the same period in 2015. Adjustments items to reconcile net income (loss) to net cash used in operating activities for nine months ended September 30, 2016 totaled $48,440,539 and consisted of amortization of debt discounts of $1,142,865, stock-based compensation of $6,927,686, debt settlement and modification expenses of $1,608,679 and a $58,197,261 gain on the change in the fair value of derivative liabilities.

Net Cash Used In Investing Activities. Net cash used in investing activities for the nine months ended September 30, 2016 and 2015 was $0 and $1,370,370, respectively. Cash used in investing activities in 2015 was related to plant construction.

Net Cash Provided by Financing Activities. Net cash provided by financing activities during the nine months ended September 30, 2016 totaled $1,907,162, compared to $2,112,497 for the nine months ended September 30, 2015. Net cash provided by financing activities consisting of borrowings on convertible debt of $2,153,603, net of original issue discounts and borrowings on related party notes of $ $32,450, offset by payments on convertible debt of $277,891 and related party notes of $1,000 for the nine months ended September 30, 2016. During the nine months ended September 30, 2015, borrowings on convertible debt were $2,989,000, net of original issue discounts and borrowings, borrowings from related parties and payments on related party debt were of $50,000 and 47,200, respectively, and payments on convertible debt were $879,303.

Cash Position and Outstanding Indebtedness

At September 30, 2016, we had $1,112 in current assets, consisting of all cash and $25,459,482 in liabilities which consist of $20,448,736 in current liabilities and $5,010,746 in long-term liabilities. Current liabilities consist primarily of accounts payable, accounts payable to related parties, accrued liabilities, short-term debt, convertible debt, related party debt and derivative liabilities.

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

Our working capital deficit at September 30, 2016 and December 31, 2015 was $20,447,624 and $76,420,051, respectively.

Contractual Obligations and Commitments

The following table summarizes our contractual cash obligations and other commercial commitments at September 30, 2016.

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

Construction of the test plant in Oklahoma was completed in December 2015 and testing was completed in April 2016. For the nine months to September 30, 2016 the company paid $1,495,348 as part of the testing of the facility and is recorded in our books under Research and Development. The test plant completed commissioning and commenced testing in December 2015. Testing was successfully completed in April 2016. The company is currently arranging the move of the facility to a permanent location.

Based on our current operational costs and including the capital requirements for our project deployments, we estimate we will need a total of approximately $2,000,000 to fund the Company for the balance of fiscal year 2016 and an additional $2,000,000 to continue for the following fiscal year (2017) or until an initial commercial plant is up and running. As we have now completed the successful testing of Pristine M we are in currently working on commercial agreements which if we are successful we believe we will have sufficient funding to meet our operating costs in 2016.

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

ITEM 4. CONTROLS AND PROCEDURES

As of September 30, 2016, we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Exchange Act Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended. Based on this evaluation, management concluded that our financial disclosure controls and procedures were not effective due to our limited internal resources and lack of ability to have multiple levels of transaction review. There is a lack of appropriate segregation of duties within the Company, there is no management oversight, no control documentation being produced, and no one to review control documentation if it was being produced. As of September 30, 2016, we had two full time officers of the company.

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

In September 2016 we issued 2,000,000 common shares to officers and directors of the Company for services valued at $559,000.

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

Clean Coal Technologies

Date: November 14, 2016	By:	/s/ Aiden Neary
Aiden Neary
Chief Financial Officer