Form 10-K
period 2016-12-31
Clean Coal Technologies Inc.
filed 2017-04-17
CIK 1445109

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark One)

☒  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the year ended: December 31, 2016

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

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES  ☒  NO  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). YES  ☒   NO  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the Registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☒

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). YES  ☐  NO  ☒

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant’s most recently completed second quarter.
The market value of the voting and non-voting common stock is $22,380,316 based on 75,400,884 shares held by non-affiliates. The shares were valued at $0.35 per share, that being the closing price on June 30, 2016, the last business day of the registrant’s most recently completed second quarter.
As of December 31, 2016 the total number of outstanding common shares was 101,068,451 and as of April 15, 2017 the total number was 111,614,965

Documents Incorporated by Reference

None.

CLEAN COAL TECHNOLOGIES, INC.
2016 ANNUAL REPORT ON FORM 10-K

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

Our second process, called Pristine-M, is a low-cost coal dehydration technology. In tests, this process has succeeded in drying coal cheaply and stabilizing it using volatile matter released by the feed coal. Construction of our coal testing plant was completed in December 2015 and was successfully tested through April 2016 at its current location at AES Coal Power Utility in Oklahoma.

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

Successful testing of the Pristine M process resulted in an increase in BTU of the processed coal and a reduction in moisture

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

Pristine-M. Construction of the testing plant and the testing of coal in Oklahoma is complete. As at December 31, 2016, we have paid $7,645,142 towards the plant. The Pristine M process was successfully tested and the process, engineering and science was proven.

Pristine-SA process. Pristine SA process analysis is at a very early stage. Further research and development is expected post completion of the coal testing plant

Business Outlook

·
Jindal Steel & Power is expected to contract the first commercial plant in second quarter, 2017. Jindal is currently reviewing test results from the facility with the expectation of building a commercial facility.

·
Several multinational corporations have undertaken due diligence on our processes and some have visited the test facility to see the process in operation. We are currently working through further due diligence with them to get to a commercial agreement.

·
Numerous discussions continuing with various domestic and international coal producers, mine operators and power plant operators about our technology and its potential application including but not restricted to India, Australia, Indonesia and more recently here in the US.

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

While we believe that all of our Pristine technologies offer vast potential for commercialization, our market entry strategy right now is focused on the Pristine -M technology that we believe offers an immediate opportunity to monetize our intellectual property. The specific opportunity is in Asia that, at the moment, is focused almost entirely on the need to produce a dry and stable coal to meet the growing need of coal-fired power plants.  Indonesia is currently one of the largest suppliers of thermal coal to India and China, but Indonesian coal suffers from its high moisture content and low calorific content. Since January 2017 we have engaged in advanced discussions with the representatives from the US DOE and also key representatives from Wyoming. As we successfully tested PRB at our test facility at AES it has led to a unique opportunity to upgrade PRB coal and export it through several ports in the US and also from Canadian and Mexican ports.  Since our successful tests at AES coal power utility we believe that the issues currently facing the upgrading of coal and its stabilization have been effectively addressed by the Pristine-M technology.

SAIC, LEIDOS has produced designs for both the Pristine and the Pristine-M processes.  The Pristine design provides for the deployment of standard operational modules, each with annual capacity of 166,000 metric tons, providing the flexibility to be configured in accordance with customers’ individual production capacity requirements. SAIC / LEIDOS is confident that our coal cleaning process will typically be energy self-sufficient, relying upon captured methane and other byproducts to fuel the coal cleaning process.

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

Favorable price arbitrage: Low-rank coal in Asia with a heat content of 7,000 – 9,000 BTUs currently sells for at a significant discount to high-BTU bituminous coal with a heat capacity of 10,000+ BTUs, as can be observed in various international price indices, among them, the Baltic Dry Bulk Index. Our process essentially transforms low-grade coal into bituminous coal at a direct cost of an estimated $3.50 per ton, capturing the value of higher-grade coal prices.

Potential tax benefits: This will be clearer under the new US Administration

Competition

At this filing, the coal upgrade industry globally, excluding coking processes, remains in its infancy.  The penetration rate of technologies focused on de-watering coal is well under 1% based on annual production of thermal coals measured in the billions of tons.  There are numerous competitors in the pre-combustion, upgrade segment but many of these have failed, are inactive, or in pilot mode.  The Company believes that following its successful testing of its Pristine M process it will be able to enjoy early-mover advantage in 2017.

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

Docket Number	Application Number	Appln/PCT Date	Grant Number	Grant Date	Country	Status
5214-0002	00818174.8	11/02/2000			China P.R. - (CN)	F - (Pending)
5214-0003	09/704,738	11/03/2000	6,447,559	09/10/2002	United States - (US)	G - (Granted)
5214-0004	2,389,970	11/02/2000	2,389,970	03/27/2012	Canada - (CA)	G - (Granted)
5214-0006	00992027.3	11/02/2000	1240280	10/02/2013	European Patent Convention - (EP)	G - (Granted)
5214-0007	2002/01914	11/02/2000	TR200201914	06/21/2005	Turkey - (TR)	I - (Inactive)
5214-0009	PCT/US2008/060364	04/15/2008			Patent Cooperation Treaty - (WO)	I - (Inactive)
5214-0010	W-00200201274	11/02/2000			Indonesia - (ID)	F - (Pending)
5214-0011	11/344,179	02/01/2006	7,879,117	02/01/2011	United States - (US)	G - (Granted)
5214-0012	03107833.3	10/30/2003			Hong Kong - (HK)	F - (Pending)
5214-0015	12/926,944	12/20/2010			United States - (US)	I - (Inactive)
5214-0016	7426/DELNP/2010	04/15/2008			India - (IN)	F - (Pending)
5214-0017	200880129212.2	04/15/2008	200880129212.2	12/25/2013	China P.R. - (CN)	G - (Granted)
5214-0018	W00201003932	04/15/2008			Indonesia - (ID)	F - (Pending)
5214-0019	2008354703	04/15/2008			Australia - (AU)	I - (Inactive)
5214-0020	2010/07455	04/15/2008	2010-07455	04/25/2012	South Africa - (ZA)	G - (Granted)
5214-0021	10-142509	04/15/2008			Colombia - (CO)	F - (Pending)
5214-0022	PI0822577-0	04/15/2008			Brazil - (BR)	F - (Pending)
5214-0023	01145-2010	10/19/2010			Chile - (CL)	F - (Pending)
5214-0024	4510	04/15/2008	3493	10/25/2010	Mongolia - (MN)	G - (Granted)
5214-0025	12/736,535	04/15/2008			United States - (US)	I - (Inactive)
5214-0028	201110142494.3	11/02/2000	ZL201110142494.3	10/14/2015	China P.R. - (CN)	G - (Granted)
5214-0030	61/531,791	09/07/2011			United States - (US)	I - (Inactive)
5214-0031	11110274.3	09/29/2011	HK1156065	08/15/2014	Hong Kong - (HK)	G - (Granted)
5214-0033	12102379.3	03/08/2012			Hong Kong - (HK)	F - (Pending)
5214-0035	PCT/US2012/054160	09/07/2012			Patent Cooperation Treaty - (WO)	I - (Inactive)
5214-0037	13153292.1	01/30/2013			European Patent Convention - (EP)	F - (Pending)
5214-0038	61/829,006	05/30/2013			United States - (US)	I - (Inactive)
5214-0039	13/940,026	07/11/2013			United States - (US)	I - (Inactive)
5214-0040	AL//P/2013/0342	11/02/2000	1240280	10/02/2013	Albania - (AL)	G - (Granted)
5214-0041	00992027.3	11/02/2000	1240280	10/02/2013	Austria - (AT)	G - (Granted)
5214-0042	CY20131101169	11/02/2000	1240280	10/02/2013	Cyprus - (CY)	G - (Granted)
5214-0043	00992027.3	11/02/2000	60048281.2	10/02/2013	Germany - (DE)	G - (Granted)
5214-0044	00992027.3	11/02/2000	1240280	10/02/2013	Spain - (ES)	G - (Granted)
5214-0045	00992027.3	11/02/2000	1240280	10/02/2013	Great Britain - (GB)	G - (Granted)

5214-0046	00992027.3	11/02/2000	1240280	10/02/2013	Greece - (GR)	G - (Granted)
5214-0047	00992027.3	11/02/2000	1240280	10/02/2013	Ireland - (IE)	G - (Granted)
5214-0048	502013902221416	11/02/2000	1240280	10/02/2013	Italy - (IT)	G - (Granted)
5214-0049	00992027.3	11/02/2000	1240280	10/02/2013	Latvia - (LV)	G - (Granted)
5214-0050	00992027.3	11/02/2000	5154	10/02/2013	Macedonia - (MK)	G - (Granted)
5214-0051	00992027.3	11/02/2000	1240280	10/02/2013	Portugal - (PT)	G - (Granted)
5214-0052	00992027.3	11/02/2000	1240280	10/02/2013	Romania - (RO)	G - (Granted)
5214-0053	00992027.3	11/02/2000	1240280	10/02/2013	Sweden - (SE)	G - (Granted)
5214-0054	00992027.3	11/02/2000	1240280	10/02/2013	Slovenia - (SI)	G - (Granted)
5214-0055	00992027.3	11/02/2000	2013/15136	10/02/2013	Turkey - (TR)	G - (Granted)
5214-0056	14/282,558	05/20/2014			United States - (US)	F - (Pending)
5214-0057	12845210.9	09/07/2012			European Patent Convention - (EP)	F - (Pending)
5214-0058	201490565	09/07/2012			Eurasian Patent Convention - (EA)	F - (Pending)
5214-0059	2012333101	09/07/2012			Australia - (AU)	F - (Pending)
5214-0060	2,848,068	09/07/2012			Canada - (CA)	F - (Pending)
5214-0061	1722/DELNP/2014	09/07/2012			India - (IN)	F - (Pending)
5214-0062	1-2014-500512	09/07/2012			Philippines - (PH)	F - (Pending)
5214-0063	14/343,568	09/07/2011			United States - (US)	F - (Pending)
5214-0064	2014/02154	09/07/2012			South Africa - (ZA)	F - (Pending)
5214-0065	14068729	09/07/2012			Colombia - (CO)	F - (Pending)
5214-0066	MX/a/2014/002717	09/07/2012			Mexico - (MX)	F - (Pending)
5214-0067	90134-01	09/07/2012			Panama - (PA)	F - (Pending)
5214-0068	2014-529896	09/07/2012			Japan - (JP)	F - (Pending)
5214-0069	10-2014-7008281	09/07/2012			Republic of Korea - (KR)	F - (Pending)
5214-0070	P00201401962	09/07/2012			Indonesia - (ID)	F - (Pending)
5214-0071	5304	03/25/2014	4176	04/09/2015	Mongolia - (MN)	G - (Granted)
5214-0072	PI2014000646	09/07/2012			Malaysia - (MY)	F - (Pending)
5214-0073	17613	09/07/2012	17613	02/26/2015	Sri Lanka - (LK)	G - (Granted)
5214-0074	PCT/US2014/040256	05/30/2014			Patent Cooperation Treaty - (WO)	I - (Inactive)
5214-0075	15100135.9	01/07/2015			Hong Kong - (HK)	F - (Pending)
5214-0076	2015202493	05/08/2015			Australia - (AU)	F - (Pending)
5214-0077	14/891,893	05/30/2014			United States - (US)	F - (Pending)
5214-0078	2014273996	05/30/2014			Australia - (AU)	F - (Pending)
5214-0079	2,912,824	05/30/2014			Canada - (CA)	F - (Pending)
5214-0080	201480030985.0	05/30/2014			China P.R. - (CN)	F - (Pending)
5214-0081	15-304594	05/30/2014			Colombia - (CO)	F - (Pending)
5214-0082	14803703.9	05/30/2014			European Patent Convention - (EP)	F - (Pending)
5214-0083	PCT/US2014/040256	05/30/2014			Hong Kong - (HK)	F - (Pending)
5214-0084	11109/DELNP/2015	05/30/2014			India - (IN)	F - (Pending)
5214-0085	P00201508659	05/30/2014			Indonesia - (ID)	F - (Pending)
5214-0086	PCT/US2014/040256	05/30/2014			Japan - (JP)	F - (Pending)
5214-0087	714208	05/30/2014			New Zealand - (NZ)	F - (Pending)
5214-0088	2015155730	05/30/2014			Russian Federation - (RU)	F - (Pending)
5214-0089	2015/08515	05/30/2014			South Africa - (ZA)	F - (Pending)
5214-0090	10-2015-7037018	05/30/2014			Republic of Korea - (KR)	F - (Pending)
5214-0091	201610015312.9	01/11/2016			China P.R. - (CN)	F - (Pending)
5214-0092	201618002729	01/25/2016			India - (IN)	F - (Pending)
5214- 0095	15/297,210	10/19/2016			United States – (US)	F – (Pending)
5214-0096	16113567.8	11/29/2016			Hong Kong – (HK)	F – (Pending)

Governmental Regulations

Environmental Regulation Affecting our Potential Market

We believe that under the Obama administration legislation and regulations had a negative impact on fossil fuel-fired, and specifically coal-fired, power generating facilities nationally and internationally. According to the U.S. Environmental Protection Agency, or EPA, power generation emits substantial levels of sulfur dioxide, nitrogen oxides, mercury and carbon dioxide into the environment. Regulation of these emissions affected the potential market for coal processed using our technology by imposing limits and caps on fossil fuel emissions. The most significant, existing national legislation and regulations affecting our potential market include the Clean Air Act, the Clean Air Interstate Rule and the Clean Air Mercury Rule, which are described further below. However, since January 20, 2017 and the current Trump administration all previous regulations implemented by the EPA are under review and it is widely expected that most of them will be repealed.

Environmental Regulation Affecting the Construction and Operation of Plants Using our Technology
In the United States, future production plants using our technology will require numerous permits, approvals and certificates from appropriate federal, state and local governmental agencies before construction of each facility can begin and will be required to comply with applicable environmental laws and regulations (including obtaining operating permits) once facilities begin production. The most significant types of permits that are typically required for commercial production facilities include an operating and construction permit under the Clean Air Act, a wastewater discharge permit under the Clean Water Act, and a treatment, storage and disposal permit under the Resource Conservation and Recovery Act. Some federal programs have delegated regulatory authority to the states and, as a result, facilities may be required to secure state permits. Finally, the construction of new facilities may require review under the National Environmental Policy Act, or a state equivalent, which requires analysis of environmental impacts and, potentially, the implementation of measures to avoid or minimize these environmental impacts. We are working closely with Wyoming to assess all permitting requirements.

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

Research and Development

In association with our engineering consultants, we are continually looking to upgrade our technology and to study and define the next generation of clean coal technology.  While our budget does not currently allow us to allocate a specific funding for R and D, we are continuing to work on developing new technology and upgrades to our existing technology. During 2011 we invented the new Pristine M technology which following its successful testing in 2016 we believe has already put us at the forefront of the global moisture removal technologies. This was developed on a limited budget.

In the future, we anticipate a growing R&D budget that seeks to fully develop the potential of our three main processes. We will continue to evaluate our progress in new and existing technologies and will seek to fund additional needs as they arise.

Employees

As of December 31, 2016, we had two full-time executives, President and CEO Robin Eves, Chief Operations Officer and Chief Financial Officer, Aiden Neary have written employment agreements. Messrs. Eves and Neary received no compensation for their participation on the Board of Directors.

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

We have received only limited licensing revenues from operations to date. We have generated operational funding in fiscal 2016 from private debt and equity offerings to use for operating expenses or research and development. Since inception, we have been able to cover our operating losses from debt and equity financing. These sources of funds may not be available to cover future operating losses. If we are not able to obtain adequate sources of funds to operate our business we may not be able to continue as a going concern.

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

We may experience delays in resolving unexpected technical issues arising from the design of commercial units that will increase development costs and make the economics unattractive.

As we develop, refine and implement our technology on a commercial basis, we may have to solve technical, manufacturing and/or equipment-related issues. Some of these issues are ones that we cannot anticipate because the technology we are developing is new. If we must revise existing manufacturing processes or order specialized equipment to address a particular issue, we may not meet our projected timetable for bringing commercial operations on line. Such delays may interfere with our projected operating schedules, delay our receipt of licensing and royalty revenues from operations and decrease royalties from operations.

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

We do not yet know whether coal processed using our technology can be produced and sold on a commercial basis in a cost effective manner after taking into account the cost of the feedstock, processing costs, license and royalty fees and the costs of transportation. Because we have not experienced any full scale commercial operations, we have not yet developed a guaranteed efficient cost structure. We are currently using the estimates for anticipated pricing and costs, as well as the qualities of the coal processed in the laboratory and our test facility at AES setting to make such estimates. We may experience technical problems that could make the processed coal more expensive than anticipated. Failure to address both known and unforeseen technical challenges may materially and adversely affect our business, results of operations and financial condition. Initial indications based on actual test results show a positive impact on the quality of the processed coal and based on current prices appear economically attractive.

We have experienced large net losses, have little liquidity and need to obtain funds for operations or we may not be able to continue.

We have incurred net losses since inception. The net losses to date include large non-cash expenses recorded for share-based compensation for consultants and officer compensation. However, in addition to the non-cash expenses, we had other operating expenses, funded in large part through loans from existing shareholders. In order to meet our current operating budget and anticipated contractual obligations, we estimate that we will need an additional $5,000,000 for 2017, based on our current contractual obligations. At December 31, 2016, we had total liabilities of $30,995,533 and cash of $100,444. If we cannot obtain adequate financing from new funding sources, we will be unable to continue operations or meet our contractual obligations.

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

Our future success depends on our ability to secure partners to locate, develop and construct future commercial production plants and operate them at a profit. A number of different variables, risks and uncertainties affect such commercialization including:

-	the complex, lengthy and costly regulatory permit and approval process;
-	potential local opposition to development of projects, which can increase cost and delay timelines;
-	increases in construction costs such as for contractors, workers and raw materials; - transportation costs and availability of transportation;
-	the inability to acquire adequate amounts of low rank feedstock coal at forecasted prices to meet projected goals;
-	availability of suitable consumers of chemical by-product produced by our process;
-	engineering, operational and technical difficulties; and - possible price fluctuations of low-Btu coal which could impact profitability.

If we are unable to successfully address these risks, our results from operations, financial condition and cash flows may be adversely affected.

Future changes in the law may adversely affect our ability to sell our products and services.

A significant factor in expanding the potential U.S. market for coal processed using our technology is the numerous federal, state and local environmental regulations, which provide various air emission requirements for power generating facilities and industrial coal users. We believe that since January 20, 2017 and the appointment of the new Trump administration a number of pre-existing regulations and restrictions will be removed.

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

Quarter Ended	Low	High
31-Dec-16	$0.09	$0.30
30-Sep-16	$0.09	$0.35
30-Jun-16	$0.24	$0.55
31-Mar-16	$0.28	$0.73
31-Dec-15	$0.63	$0.96
30-Sep-15	$0.19	$1.05
30-Jun-15	$0.08	$0.34
31-Mar-15	$0.06	$0.10

The closing price of our common stock as quoted on the OTC Markets on March 24, 2016 was $0.39 per share. As of March 24, 2016, there were approximately 2,181 holders of record of our common stock and 71,500,884 shares of common stock outstanding based on information provided by our transfer agent, Worldwide Stock Transfer, LLC.

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

Issuer Purchases of Equity Securities

During the year ended December 31, 2016, we did not purchase any of our own equity securities.

Recent Issues and Sales of Unregistered Securities

In December 2015, we reserved 170,237 shares for Black Diamond under their Series A advancements made throughout the year. These shares have not yet been issued but are being recognized in the accounts

The total number of common shares issued and recognized as due in 2016 was 101,068,451

The above securities were issued in reliance on the exemption from registration pursuant to Section 4(2) of the Securities Act of 1933, as amended, and the regulations promulgated thereunder. The issuances were for investment received, the transactions were privately negotiated and none involved any kind of public solicitation.

Issued for Services

During the year ended December 31, 2016, Clean Coal issued an aggregate of 12,950,000 common shares for services rendered valued at $6,303,616 to consultants and employees.

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

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

Results of Operations

The following information should be read in conjunction with the financial statements and notes appearing elsewhere in this Report. We have generated limited revenues from inception to date. We anticipate that we may not receive any significant revenues from operations until we begin to receive royalty revenues from our coal testing plant which we estimate will be approximately 12 months after the successful signing of a commercial agreement anticipated in quarter three of fiscal 2017. We are also in preliminary discussions with companies, business groups, consortiums in the USA and Asia to license our technology, which, if successful, could realize limited short term revenue opportunities from the signing of technology licensing agreements.

For the Years Ended December 31, 2016, and 2015.

We had no revenues for the years ended December 31, 2016 and 2015. In the year ended December 31, 2012, we have received an initial license fee of $375,000 from Jindal paid pursuant to the signing of our coal testing plant construction contract. The balance of $375,000 will be due upon the successful review and assessment of the testing completed in April 2016 at AES, currently anticipated in the third quarter of fiscal 2017. We do not anticipate any significant royalty fees for approximately 12 months thereafter.

Operating Expenses

Our operating expenses for the year ended December 31, 2016 totaled $10,680,343 compared to $10,700,013 for the prior year. The $19,670 decrease in operating expenses during the year ended December 31, 2016 compared to 2015 is mainly due to a $5,970,319 reduction in impairment of construction in progress, partially offset by an increase of $1,674,823 in research and development expenses, all related to the 2015 write-off and 2016 subsequent classification of expenses related to construction being deemed research and development. The decrease was also partially offset by a $976,432 increase in consulting services and a $3,299,394 increase in general and administrative expenses which included $2,530,711 in employee stock expenses, and a $976,432 increase in consulting and services expense related to the issuance of common stock for services.

All Board of Directors’ cash fees have been accrued as of this date. Our CEO and President, Robin Eves, our Chief Operations Officer and Aiden Neary are not compensated for their participation on our Board.

Employees

As of December 31, 2016, we have two full-time executives, President and CEO Robin Eves and Chief Operations Officer and Chief Financial Officer Aiden Neary have written employment agreements. Mr Eves and Neary received no compensation for their participation on the Board of Directors.

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

Net Income/Loss

For the year ended December 31, 2016, we recognized net income of $36,556,025, compared to a net loss of $80,331,983 for the year ended December 31, 2015. The net income and loss for both years were mainly due to the recognition of $51,985,777 in gains and $61,084,036 in losses on derivative liabilities for the years ended December 31, 2016 and 2015, respectively.

Total other income was $47,236,368 for the year ended December 31, 2016, mainly due to $51,985,777 in gain on derivative valuation, partially offset by interest expenses of $2,640,605 and loan default and standstill expenses of $2,089,433.

Total other expense was $69,631,970 for the year ended December 31, 2015, mainly due to $61,084,036 in loss on derivative valuation, as well as a loss on extinguishment of debt of $6,042,463, interest expenses of $2,038,681 and loan default and standstill expenses of $466,890.

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

Net Cash Used in Operating Activities.

During the years ended December 31, 2016 and 2015, we used $2,323,129 and 1,176,176 in cash from operations. Our primary sources of operating cash during the years ended December 31, 2016 and 2015 were from issuing convertible notes payable. Our primary uses of funds in operations were payments made to our consultants and employees, legal and professional costs as well as travel and office expenses. We also commenced the repayment of an outstanding legacy settlement.

Net Cash Used In Investing Activities.

During the years ended December 31, 2016 and 2015, we used $0 and $2,585,171 in investing activities, respectively. In 2015 we used $2,585,171 in cash for the construction in progress on our coal testing plant. During the year ended December 31, 2015, the Company recognized $5,970,319 in impairment expense on project to-date construction costs and ceased capitalizing costs related to construction.

Net Cash Provided by Financing Activities.

Net cash provided by financing activities during the years ended December 31, 2016 and 2015 totaled $2,300,507 and $3,883,283, respectively. We received $3,038,101 and $5,308,680 from the issuance of convertible debt, and $37,500 and $50,000 from the issuance of notes payable to related parties during the years ended December 31, 2016 and 2015, respectively. We repaid $905,644 on convertible debt during the year ended December 31, 2016 and $19,450 and $50,000 of notes payable to related parties during the years ended December 31, 2016 and 2015, respectively. We received $150,000 from the issuance of a note payable during the year ended December 31, 2016.

Cash Position and Outstanding Indebtedness.

Our total indebtedness at December 31, 2016 and 2015 was $30,995,533 and $81,016,531, respectively, which consists $25,742,271 and $76,543,117 of current liabilities and $5,253,262 and $4,473,414 of long-term debt, respectively. Current liabilities consist primarily of accounts payable, accounts payable to related parties, short-term debt, convertible debt and accrued liabilities. At December 31, 2016 and 2015, we had current and total assets of $100,444 and $123,066 in cash, respectively. Our working capital deficit at December 31, 2016 and 2015 was $25,641,827 and $76,420,051, respectively.

Contractual Obligations and Commitments

The following table summarizes our contractual cash obligations and other commercial commitments at December 31, 2016.

	Payments due by period
	Total	Less than 1 year	1 to 3 years	3 to 5 years	After 5 years
Facility lease (1)	$-	$200	$-	$-	$-
Total contractual cash obligations	$-	$200	$-	$-	$-

(1)	Our New York lease is on a month to month basis, at a monthly rate of $200 per month.

Our engineering consultants has tentatively estimated construction costs for each one million short ton coal complete cleaning facility of approximately $250 million (excluding land costs) or costs and for a similar size Pristine-M-only facility of approximately $35-40 million (excluding land costs). All intellectual property rights associated with new art developed by our engineering consultants remain our property.

We are also actively pursuing technology license and royalty agreements in order to begin construction of other facilities without incurring the capital costs associated with the construction of future plants.

In November 2015, we entered into a month to month agreement with South of the Rose communication to manage our Investor Relations needs and manage social media requirements.

Construction of the coal testing plant was completed in 2015 and testing commenced in December 2015 at the AES Coal Power Utility in Oklahoma. As of December 31, 2016, we have paid $7,645,142 with a further $650,000 required to move the test plant from AES once a permanent location has been identified.

Based on our current operational costs and including the capital requirements for our project deployments, we estimate we will need a total of approximately $5,000,000 to fund the Company for the fiscal year 2017 and an additional $5,000,000 to continue for the following fiscal year (2018) or until an initial commercial plant is up and running.

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

FINANCIAL STATEMENTS INDEX

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Stockholders and Board of Directors of
Clean Coal Technologies, Inc.
New York, New York

We have audited the accompanying balance sheets of Clean Coal Technologies, Inc. (the “Company”) as of December 31, 2016 and 2015 and the related statements of operations, changes in stockholders’ deficit, and cash flows for the years then ended. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Clean Coal Technologies, Inc. as of December 31, 2016 and 2015 and the results of its operations and its cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.

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

/s/MaloneBailey, LLP
www.malonebailey.com
Houston, Texas
April 17, 2017

Clean Coal Technologies, Inc.
Balance Sheets

	December 31,
	2016	2015
ASSETS
Current Assets
Cash	$100,444	$123,066
Total Current Assets	100,444	123,066

Property, plant and equipment, net of accumulated depreciation of $1,019 and $1,019, respectively	-	-

Total Assets	$100,444	$123,066

LIABILITIES AND STOCKHOLDERS' DEFICIT
Current Liabilities
Accounts payable	$1,956,743	$1,285,724
Accrued liabilities	3,878,460	3,708,017
Notes payable – related parties	18,050	-
Notes payable – third parties	463,185	413,185
Convertible debt, net of unamortized discounts	1,397,222	1,131,873
Derivative liabilities	18,028,611	70,004,318
Total Current Liabilities	25,742,271	76,543,117

Long-Term Liabilities
Convertible debt, net of unamortized discounts	5,253,262	4,473,414
Total Liabilities	30,995,533	81,016,531

Stockholders' Deficit
Common stock, $0.00001 par value 500,000,000 shares authorized, 101,068,451 and 60,577,714 shares issued and outstanding, respectively	1,011	606
Additional paid-in capital	235,702,112	222,260,166
Accumulated deficit	(266,598,212)	(303,154,237)
Total Stockholders' Deficit	(30,895,089)	(80,893,465)
Total Liabilities and Stockholders' Deficit	$100,444	$123,066

The accompanying notes are an integral part of these financial statements.

Clean Coal Technologies, Inc.
Statements of Operations

	Years Ended
	December 31,
	2016	2015

Operating Expenses:
General and administrative	4,590,720	1,291,326
Consulting services	4,414,800	3,438,368
Research and development	1,674,823	-
Impairment of construction in progress	-	5,970,319

Loss from Operations	(10,680,343)	(10,700,013)

Other Expenses:

Gain (loss) on change in fair value of derivative liabilities	51,985,777	(61,084,036)
Loss on extinguishment of debt	(19,371)	(6,042,463)
Interest expense	(2,640,605)	(2,038,581)
Loan default and standstill expense	(2,089,433)	(466,890)
Total Other Income (Expenses)	47,236,368	(69,631,970)

Net income (loss)	$36,556,025	$(80,331,983)

Net income (loss) per share - basic	$0.47	$(1.69)

Weighted average common shares outstanding - basic	78,163,516	47,550,817

Net income (loss) per share – diluted	$(0.09)	$(1.69)

Weighted average common shares outstanding – diluted	185,473,774	47,550,817

The accompanying notes are an integral part of these financial statements.

Clean Coal Technologies, Inc.
Statements of Changes in Stockholders’ Deficit
Years Ended December 31, 2016 and 2015

			Additional		Stockholders'
	Common Stock		Paid-In	Accumulated	Equity
	Shares	Amount	Capital	Deficit	(Deficit)
Balances at December 31, 2014	40,393,751	$404	$218,935,664	$(222,822,254)	$(3,886,186)
Common stock issued for services	18,196,153	182	3,037,553	-	3,037,735
Common stock issued with debt	550,000	5	97,370	-	97,375
Common stock issued for conversion of debt	1,270,325	13	49,987	-	50,000
Stock split share adjustment	(2,752)	-	-	-	-
Common stock issued with debt modification	170,237	2	139,592	-	139,594
Net loss	-	-	-	(80,331,983)	(80, 331,983)
Balances at December 31, 2015	60,577,714	$606	$222,260,166	$(303,154,237)	$(80,893,465)
Common stock issued for services	18,614,206	186	7,756,000	-	7,756,186
Common stock issued for conversion of debt and interest	18,018,838	180	1,287,793	-	1,287,973
Common stock issued for conversion of wages payable	800,000	8	499,992	-	500,000
Common stock issued for debt standstill	750,000	8	94,992	-	95,000
Common stock issued with debt modification and settlement	2,741,937	27	1,563,652	-	1,563,679
Cancellation of shares	(434,244)	(4)	4	-	-
Derivative liabilities settled to equity	-	-	2,239,513	-	2,239,513
Net income	-	-	-	36,556,025	36,556,025
Balances at December 31, 2016	101,068,451	$1,011	$235,702,112	$(266,598,212)	$(30,895,089)

The accompanying notes are an integral part of these financial statements.

Clean Coal Technologies, Inc.
Statements of Cash Flows

	Years Ended
	December 31,
	2016	2015
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$36,556,025	$(80,331,983)
Adjustment to reconcile net income (loss) to net cash used in operating activities:
Amortization of debt discounts	1,776,565	1,352,608
Impairment of construction in progress	-	5,970,319
Common stock issued for standstill fees	1,537,308
Stock-based compensation	7,756,186	3,037,735
Loan default and standstill fees added to loan principal	604,688	466,890
Loss on extinguishment of debt	19,371	6,042,463
(Gain) loss on change in fair value of derivative liabilities	(51,985,777)	61,084,036
Changes in operating assets and liabilities:
Accounts payable	671,019	265,254
Accrued expenses	741,486	936,502
Net Cash Used in Operating Activities	(2,323,129)	(1,176,176)

CASH FLOWS FROM INVESTING ACTIVITIES:
Cash paid for construction in progress	-	(2,585,171)
Net Cash Used in Financing Activities	-	(2,585,171)

CASH FLOWS FROM FINANCING ACTIVITIES:
Borrowings on debt	150,000	-
Payments on debt	-	(1,425,397)
Borrowings on convertible debt, net of face discounts and lender fees	3,038,101	5,308,680
Payments on convertible debt	(905,644)	-
Borrowings on related party debt	37,500	50,000
Payments on related party debt	(19,450)	(50,000)
Net Cash Provided by Financing Activities	2,300,507	3,883,283

NET CHANGE IN CASH AND CASH EQUIVALENTS	(22,622)	121,936
CASH AND CASH EQUIVALENTS - beginning of period	123,066	1,130
CASH AND CASH EQUIVALENTS - end of period	$100,444	$123,066

The accompanying notes are an integral part of these financial statements.

Clean Coal Technologies, Inc.
Statements of Cash Flows
(continued)

	Years Ended
	December 31,
	2016	2014

SUPPLEMENTAL DISCLOSURES:
Cash paid for interest	$37,499	$114,905
Cash paid for income taxes	$-	$-

NON-CASH INVESTING AND FINANCING ACTIVITIES:
Derivative liabilities recorded as debt discounts	$2,249,583	$5,479,767
Common stock issued for conversion of debt and accrued interest	$1,287,973	$50,000
Derivative liability settled to additional paid-in capital	$2,239,513	$-
Accrued wages and debt converted to common stock	$500,000	$-
Accrued interest transferred to debt	$75,000	$-
Accrued cash structuring fees	$60,680	$255,512
Common shares cancelled and reissued to third party	$4	$-
Capitalized interest	$-	$172,203
Common stock issued with debt	$-	$97,375

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

During 2012, the Company granted a 25-year technology license agreement for a one-time license fee of $750,000. The first installment of the license fee of $375,000 has been collected pursuant to the signing of a coal testing plant construction contract and the balance of $375,000 will be due upon the successful testing of the coal testing plant, estimated to be in the third quarter of 2017. In addition, under the technology license agreement, the Company will receive an on-going royalty fee of $1 per metric ton on all coal processed using the technology, up to $4,000,000 per annum. No revenue has been earned in 2016 or 2015.

Net Loss per Common Share

Basic net loss per share is computed on the basis of the weighted average number of common shares outstanding during each year. Diluted net loss per share is computed similar to basic net loss per share except that the denominator is increased to include the number of additional common shares that would have been outstanding if the potential common shares had been issued and if the additional common shares were dilutive. The Company uses the "if-converted" method for calculating the earnings per share impact of outstanding convertible debentures, whereby the securities are assumed converted and an earnings per incremental share is computed. Options, warrants and their equivalents are included in EPS calculations through the treasury stock method. In periods where losses are reported, the weighted-average number of common stock outstanding excludes common stock equivalents, because their inclusion would be anti-dilutive.

The total number of potential additional dilutive instruments outstanding for the year ended December 31, 2015 was none since the Company had a net loss. As of December 31, 2016, the Company had 27,731,475 underlying shares related to unexercised warrants and 80,575,297 potential common shares under convertible debentures which were included in the calculation of diluted income per common share.

Cash and Cash Equivalents

Clean Coal considers all highly liquid investments with an original maturity of three months or less to be cash equivalents for purposes of preparing its Statements of Cash Flows.

Fair Value of Financial Instruments

The fair values of the Company’s financial instruments including cash, accounts payable, accrued expenses, convertible debt and notes payable approximate their carrying amounts because of the short maturities of these instruments.

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
Net deferred tax assets consist of the following components as of December 31, 2016 and 2015:

	2016	2015
Deferred tax assets:
Net operating loss carryforward	$9,785,760	$7,880,283
Valuation allowance	(9,785,760)	(7,880,283)
	$-	$-

The federal income tax provision differs from the amount of income tax determined by applying the U.S. federal income tax rate of 35% to pretax income from continuing operations for the years ended December 31, 2016 and 2015 due to the following:

	2016	2015
Pre-tax book income (loss)	$12,794,609	$(28,116,194)
Meals and entertainment	1,225	1,140
Common stock, options and warrants issued for services and debt discount	2,889,665	1,063,207
Debt settlement and extinguishment expense	-	2,114,862
Asset impairment expense	-	2,089,611
Debt discount amortization	604,046	473,413
Gain (loss) on derivative liability	(18,195,022)	21,379,413
Valuation allowance	1,905,477	994,548
	$-	$-

The Company had net operating losses of approximately $28,000,000 that begin to expire in 2026.  Due to the change in ownership provisions of the Tax Reform Act of 1986, net operating loss carryforwards for Federal income tax reporting purposes are subject to annual limitations. Should a change in ownership occur, net operating loss carryforwards may be limited as to use in future years. In accordance with the statute of limitations for federal tax returns, the Company’s federal tax returns for the years 2013 through 2016 are subject to examination.

Property and Equipment
Property and equipment consists of furniture and fixtures and computer equipment, recorded at cost, depreciated upon placement in service over estimated useful lives ranging from three to five years on a straight-line basis. As of December 31, 2016 and 2015, Clean Coal had property and equipment with no net book value. Expenditures for normal repairs and maintenance are charged to expense as incurred.

Construction in Process
Construction in progress is stated at cost, which includes the costs of construction and other direct costs attributable to the construction. No provision for depreciation is made on construction in progress until such time as the relevant assets are completed and put into use. Interest on the borrowings related to construction is capitalized in accordance with ASC 835-20 Capitalization of Interest. During the years ended December 31, 2016 and 2015, $0 and $172,203 of interest was capitalized, respectively. The construction in progress asset was fully impaired during 2015 resulting in a loss of $5,970,319.

Impairment of Long Lived Assets
In the event facts and circumstances indicate the carrying value of a long-lived asset, including associated intangibles, may be impaired, an evaluation of recoverability is performed by comparing the estimated future undiscounted cash flows associated with the asset to the asset’s carrying amount to determine if a write-down to market value or discounted cash flow is required.

During the year ended December 31, 2015, the Company recognized a full impairment expense of $5,970,319 on the development of its test facility due to the lack of revenue generation and uncertainty as to future revenue generation.

Research and Development Costs

Research and development expenses include salaries, related employee expenses, research expenses and consulting fees. All costs for research and development activities are expensed as incurred. Clean Coal expenses the costs of licenses of patents and the prosecution of patents until the issuance of such patents and the commercialization of related products is reasonably assured. During the years ended December 31, 2016 and 2015, the Company recognized $1,674,823 and $0 of research and development costs, respectively.

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

Fair Value of Financial Instruments

ASC 820, Fair Value Measurements (ASC 820) and ASC 825, Financial Instruments (ASC 825), requires an entity to maximize the use of observable inputs and minimize the use of unobservable inputs when measuring fair value. It establishes a fair value hierarchy based on the level of independent, objective evidence surrounding the inputs used to measure fair value. A financial instrument’s categorization within the fair value hierarchy is based upon the lowest level of input that is significant to the fair value measurement. It prioritizes the inputs into three levels that may be used to measure fair value:

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

The carrying values of cash, accounts payable, and accrued liabilities approximate fair value. Pursuant to ASC 820 and 825, the fair value of cash is determined based on “Level 1” inputs, which consist of quoted prices in active markets for identical assets. The recorded values of all other financial instruments approximate their current fair values because of their nature and respective maturity dates or durations.

The following table sets forth by level within the fair value hierarchy the Company’s financial assets and liabilities that are measured at fair value on a recurring basis at December 31, 2016 and 2015:

	Level 1	Level 2	Level 3	Total
December 31, 2016
Liabilities:
Derivative financial instruments	$-	$-	$18,028,611	$18,028,611
December 31, 2015
Liabilities:
Derivative financial instruments	$-	$-	$70,004,318	$70,004,318

Derivative Instruments

The Company accounts for derivative instruments in accordance with ASC Topic 815, Derivatives and Hedging (ASC 815) and all derivative instruments are reflected as either assets or liabilities at fair value in the consolidated balance sheet.

The Company uses estimates of fair value to value its derivative instruments. Fair value is defined as the price to sell an asset or transfer a liability in an orderly transaction between willing and able market participants. In general, The Company’s policy in estimating fair values is to first look at observable market prices for identical assets and liabilities in active markets, where available. When these are not available, other inputs are used to model fair value such as prices of similar instruments, yield curves, volatilities, prepayment speeds, default rates and credit spreads (including for The Company’s liabilities), relying first on observable data from active markets. Additional adjustments may be made for factors including liquidity, credit, bid/offer spreads, etc., depending on current market conditions. Transaction costs are not included in the determination of fair value. When possible, The Company seeks to validate the model’s output to market transactions. Depending on the availability of observable inputs and prices, different valuation models could produce materially different fair value estimates. The values presented may not represent future fair values and may not be realizable. The Company categorizes its fair value estimates in accordance with ASC 820 based on the hierarchical framework associated with the three levels of price transparency utilized in measuring financial instruments at fair value as discussed above. As of December 31, 2016 and 2015, the Company had $18,028,611 and $70,004,318 in derivative liabilities, respectively.

Recently Issued Accounting Pronouncements

The Company has implemented all new accounting pronouncements that are in effect and that may impact its financial statements. During the year ended December 31, 2016, the Company adopted FASB Accounting Standards Update (ASU) 2015-03 “Interest – Imputation of Interest (Subtopic 835-30)”, which was issued April 2015 and adopted by the Company for the year ended December 31, 2015. In accordance with ASU 2015-03, the Company presents debt issuance costs related to a recognized debt liability in the balance sheet as a direct deduction from the carrying amount of that debt liability.

NOTE 3: GOING CONCERN
The accompanying financial statements have been prepared on a going concern basis of accounting which contemplates continuity of operations, realization of assets, liabilities, and commitments in the normal course of business. The accompanying financial statements do not reflect any adjustments that might result if Clean Coal is unable to continue as a going concern. Clean Coal has a working capital deficit as of December 31, 2016 and has generated recurring net losses since inception. Management believes Clean Coal will need to raise capital in order to operate over the next 12 months. Clean Coal’s continuation as a going concern is dependent upon its ability to generate sufficient cash flow to meet its obligations on a timely basis and ultimately to attain profitability. Clean Coal has limited capital with which to pursue its business plan. There can be no assurance that Clean Coal’s future operations will be significant and profitable, or that Clean Coal will have sufficient resources to meet its objectives. These conditions raise substantial doubt as to Clean Coal’s ability to continue as a going concern. Management may pursue either debt or equity financing or a combination of both, in order to raise sufficient capital to meet Clean Coal’s financial requirements over the next twelve months and to fund its business plan. There is no assurance that management will be successful in raising additional funds.

NOTE 4: RELATED PARTY TRANSACTIONS

Wages and bonus payable to related parties

Accruals for salary and bonuses to officers and directors are included in accrued liabilities in the balance sheets and totaled $2,660,697 and $3,047,459 as of December 31, 2016 and 2015, respectively. As part of the separation agreement with Mr. Ponce de Leon, the Company agreed to pay him all his accrued salary within two years but agreed to pay him $200,000 by November 2015 out of revenues earned. As the Company did not earn revenue in 2015 and as at December 2016 has still not earned revenue, the obligation to Mr. Ponce de Leon is currently in default. It is the Company’s intention to pay Mr. Ponce de Leon immediately upon receiving revenue.

Debt and convertible debt owed to related parties

During the year ended December 31, 2015, the Company borrowed $50,000 from its Chief Financial Officer. The loan was unsecured, bore no interest and was due on demand. The Company repaid the loan in full during 2015.

During the year ended December 31, 2016, the Company borrowed an aggregate of $37,500 from Officers and Directors. As of December 31, 2016, the aggregate outstanding balance of note payable to Officers and Directors was $18,050. The Company made payments totaling $19,450 on related party debt during the year ended December 31, 2016. The notes are all unsecured, do not accrue interest and are due on demand.

Common Stock issued to related parties

During the year ended December 31, 2016, the Company issued a total of 1,785,714 common shares for the conversion of $500,000 of salary due to an officer and additional compensation expense of $616,071.

During the year ended December 31, 2016, the Company issued 17,528,492 shares of common stock for bonuses to officers and directors valued at $7,118,140, which was recorded as compensation expense.

During the year ended December 31, 2016, an officer of the Company transferred 434,244 common shares of the Company to a note holder on behalf of the Company for debt settlement. The transaction was accounted for as a cancellation of the 434,244 shares at par value and a new issuance of 434,244 to the note holder. As a result, $ 19,371 was recognized as loss on debt extinguishment. .

NOTE 5: DEBT

Convertible Debt

2015
During the year ended December 31, 2015, the Company borrowed an aggregate of $5,308,680, net of original issue discounts and fees of $493,860, under convertible notes payable and issued an aggregate of 1,270,325 common shares for the conversion of $50,000 in convertible debt and accrued interest. During the year ended December 31 2015, the Company repaid ten convertible notes at a cost of $1,425,397. As of December 31, 2015, the Company had outstanding convertible notes payable of $6,747,528, net of unamortized discounts of $1,142,241. The outstanding convertible notes of the Company are unsecured, bear interest between 8% and 12% per annum, mature between October 2014 and December 2018 and are convertible at variable rates between 58% and 75% of the quoted market price of the Company’s common stock. All notes that were convertible during the year ended December 31, 2015 were accounted for as derivative liabilities (see Note 6). Aggregate amortization of the debt discounts on convertible debt for the year ended December 31, 2015 was $1,408,955 of which $56,347 was capitalized as construction in progress. In 2015, the Company defaulted on and entered into standstill agreements on certain of its convertible notes resulting in an aggregate increase to the outstanding principal balance on its convertible debt of $466,890 which was recognized as loan default and standstill expense during 2015.

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

2016
During the year ended December 31, 2016, the Company borrowed an aggregate of $3,038,101, net of original issue discounts and fees of $303,312, under convertible notes payable and issued an aggregate of 18,018,838 common shares for the conversion of $1,231,250 in convertible debt and $56,723 in accrued interest. During the year ended December 31 2016, the Company repaid partial balances of five convertible notes at a cost of $905,644. As of December 31, 2016, the Company had outstanding convertible notes payable of $6,650,484, net of unamortized discounts of $1,920,571. The outstanding convertible notes of the Company are unsecured, bear interest between 8% and 12% per annum, mature between October 2014 and December 2019 and are convertible at variable rates between 58% and 75% of the quoted market price of the Company’s common stock. All notes that were convertible during the year ended December 31, 2016 were accounted for as derivative liabilities (see Note 6). Aggregate amortization of the debt discounts on convertible debt for the years ended December 31, 2016 and 2015 was $1,774,565 and $1,352,608, respectively, of which $56,347 was capitalized as construction in progress during the year ended December 31, 2015. During the years ended December 31, 2016 and 2015, the Company defaulted on and entered into standstill agreements on certain of its convertible notes resulting in an aggregate increase to the outstanding principal balance on its convertible debt of $132,871 and $466,890, respectively. In 2016, one of our convertible notes was in default. The note carried as collateral the company IP and assets. In March 2017 this note was bought out and the remainder of the note was converted into equity. As such the collateral was returned to the company.

During the year ended December 31, 2016, the Company entered into a Debt Settlement Agreement with a convertible note holder of two past due notes with outstanding principal balances of $100,000 each. The settlement agreement provides for the payment of $250,000 to settle the notes, payable in four monthly installments of $62,500 beginning September 16, 2016. In connection with this settlement agreement, the Company transferred $50,000 accrued interest into principal of the note. As of December 31, 2016, all payments have been made and the debt has been repaid in full.

During the year ended December 31, 2016, the Company entered into a Debt Settlement Agreement with a convertible note holder of a past due note with an outstanding principal balance of $100,000. The settlement agreement provides for the payment of $125,000 to settle the note, payable in three monthly installments of $31,250 beginning September 20, 2016. In connection with this settlement agreement, the Company transferred $25,000 accrued interest into principal of the note. As of December 31, 2016, all payments have been made and the debt has been repaid in full.

During the year ended December 31, 2016, the Company incurred loan standstill expenses added to debt principal of $604,688. Also during the year ended December 31, 2016, the Company issued an aggregate of 3,057,693 shares to note holders to suspend the conversion of certain outstanding convertible notes. The fair value of these shares of $1,537,308 was recognized as a debt standstill expense.

Nonconvertible Debt

During the year ended December 31, 2016, the Company borrowed $100,000, net of original debt discount of $2,000 under a note payable. The note payable bears interest at 12% per annum, was due in one month and was unsecured. During 2016, the Company entered into a settlement agreement with the note holder, whereby, the Company’s CEO pledged 434,244 shares as security for repayment of the note. As of December 31, 2016, these shares were transferred to the note holder to settlement the debt in a total of $102,000 principal amount. As a result, $19,371 was recognized as loss on debt extinguishment.

During the year ended December 31, 2016, the Company borrowed $50,000 under a note payable. The note payable bears no interest, is unsecured and due upon demand.

As of December 31, 2016 and 2015, the Company had outstanding notes payable to third parties of $565,185 and $413,185, respectively.

As of December 31, 2015, a total of $714,667 note payable was in default. Outstanding notes payable and convertible notes payable consisted of the following as of December 31, 2016 and 2015:

	December 31,
Name	2016	2015
Convertible Debt:
Note 1	$-	$100,000
Note 2	-	100,000
Note 3	634,541	756,873
Note 5	-	100,000
Note 6	-	50,000
Note 7	-	25,000
Note 8	3,741,473	3,741,473
Note 9	1,630,073	1,366,336
Note 10	1,577,742	507,846
Note 19	-	-
Note 20	-	-
Note 21	80,126	-
Note 22	355,000	-
Note 23	100,000	-
Note 24	347,100	-
Note 25	105,000	-
Total	8,571,055	6,747,528
Less: current portion	(1,436,641)	(1,131,873)
Total long-term debt	7,134,414	5,615,655
Less: Unamortized discount	(1,881,152)	(1,142,241)
Net	$5,253,262	$4,473,414

Nonconvertible Debt:
Note 17	$35,000	$35,000
Note 18	378,185	378,185
Note 26	-	-
Note 27	50,000	-
Total	$463,185	$413,185

NOTE 6: DERIVATIVE LIABILITIES
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
As a result of the above, an aggregate of 142,857 previously issued nonemployee common stock options became tainted under ASC 815 and were reclassed from equity to derivative liability. On December 31, 2016 and 2015, the fair value of these tainted options was determined to be $9,193 and $10,374, respectively.

During November 2013, the Company issued 310,863 common stock warrants in connection with a note payable. The common stock warrants are required to be accounted for as derivative liabilities under ASC 815. On December 31, 2016 and 2015, the fair value of these warrants was determined to be $603,787 and $2,677,717, respectively.

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

During the year ended December 31, 2016, additional convertible notes with an aggregate principal amount of $2,478,635 became convertible. The fair value of the conversion options associated with these notes was determined to be $5,473,082 of which $2,249,583 was recorded as a discount to the notes and $3,223,499 was expensed as a loss on derivative liabilities. Also during the year ended December 31, 2016, convertible notes with an aggregate principal amount of $1,231,250 and accrued interest of $56,723 were converted into common shares. The fair value of the derivative liabilities associated with these converted notes was determined to be $2,239,513 on the dates of conversion. This amount was reclassified from derivative liabilities to additional paid-in capital as resolution of derivative liabilities. As of December 31, 2016, the aggregate fair value of the outstanding derivative liabilities associated with convertible notes was $17,415,631. For the year ended December 31, 2016, the net gain on derivative liabilities was $51,985,777.

The Company estimated the fair value of the derivative liabilities using the Black-Scholes option pricing model and the following key assumptions during the years ended December 31:

	2015	2014
Expected dividends	-%	-%
Expected term (years)	0.17 – 5.00	0.12 – 3.00
Volatility	79% - 272%	155% - 237%
Risk-free rate	0.16% - 1.57%	0.09% - 1.76%

The below table presents the change in the fair value of the derivative liabilities during the years ended December 31, 2016 and 2015:

Fair value as of December 31, 2014	$1,765,695
Fair value on the date of issuance recorded as debt discounts	5,479,767
Fair value on the date of issuance recognized as loss on derivatives	45,965,278
Loss on extinguishment of debt	1,674,820
Resolution of derivatives	(1,685,616)
Loss on change in fair value of derivatives	15,118,758
Fair value as of December 31, 2015	70,004,318
Fair value on the date of issuance recorded as debt discounts	2,249,583
Fair value on the date of issuance recognized as loss on derivatives	3,223,499
Resolution of derivatives	(2,239,513)
Gain on change in fair value of derivatives	(55,209,276)
Fair value as of December 31, 2015	$18,028,611

NOTE 7: EQUITY TRANSACTIONS

Common Stock
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

2016
During the year ended December 31, 2016, the Company issued an aggregate of 17,628,492 common shares for services rendered valued at $7,140,115.

During the year ended December 31, 2016, the Company issued an aggregate of 3,491,937 common shares for debt modification and standstill fees valued at $1,658,679.

During the year ended December 31, 2016, the Company issued 1,785,714 common shares for accrued wages of $500,000 and additional compensation expense of $616,071.

During the year ended December 31, 2016, the Company issued an aggregate of 18,018,838 common shares to eight different note holders for conversion of $1,231,250 convertible debt principal and of $56,723 accrued interest.

Options
There were no common stock options issued and no unamortized options expense during the years ended and as of December 31, 2016 and 2015.

The following table presents the stock option activity during the years ended December 31, 2016 and 2015:

		Weighted
		Average
	Options	Exercise Price
Outstanding - December 31, 2014	714,286	$4.68
Granted	-	-
Forfeited/canceled	-	-
Exercised	-	-
Outstanding - December 31, 2015	714,286	$4.68
Granted	-	-
Forfeited/canceled/expired	28,573	8.40
Exercised	-	-
Outstanding - December 31, 2016	685,713	$4.52

Exercisable – December 31, 2015	714,286	$4.68
Exercisable – December 31, 2016	685,713	$4.52

The weighted average remaining life of the outstanding options as of December 31, 2016 and 2015 was 2.62 and 3.48 years and the intrinsic value of the exercisable options was $0 and $0, respectively.

Warrants
In November 2013, the Company issued a lender an aggregate of 310,863 common stock warrants in connection with a note payable. The warrants are exercisable immediately at $1.75 per share and expire on November 30, 2018. These warrants were accounted for as derivative liabilities under ASC 815 (see Note 6). The fair value of the warrants of $292,148 was recorded as a debt discount which is being amortized to interest expense over the life of the note. The fair value was determined using the Black-Scholes Option Pricing Model. The significant assumptions used in the model include (1) discount rate of 1.34%, (2) expected term of 5.01 years (3) expected volatility of 154% and (4) zero expected dividends.

During the year ended December 31, 2016 and 2015, the Company granted 424,535 and 2,360,457 warrants with convertible debt, respectively. These warrants are tainted under ASC 815. The fair value of these warrants associated with the notes was determined to be $187,359 and $1,855,368 as of December 2016 and 2015, respectively, of which $187,359 and $0 was recorded as a discount to the notes and $0 and $1,855,368 was expensed as a loss on derivative liabilities (see Note 6) during the years ended December 31, 2016 and 2015, respectively.

The following table presents the stock warrant activity during the years ended December 31, 2016 and 2015:

		Weighted
		Average
	Warrants	Exercise Price
Outstanding - December 31, 2014	4,529,434	$0.60
Granted	2,360,457	0.11
Exercised	-	-
Outstanding - December 31, 2015	6,889,891	0.43
Granted	424,532	0.14
Exercised	-	-
Outstanding – December 31, 2016	7,314,423	0.41

Exercisable – December 31, 2015	6,889,891	$0.60
Exercisable – December 31, 2016	7,314,423	$0.41

The weighted average remaining life of the outstanding warrants as of December 31, 2016 and 2015 was 3.12 and 4.05 years, respectively. The intrinsic value of the exercisable warrants as of December 31, 2015 and 2014 was $169,873 and $752,400, respectively.

NOTE 8: OPERATING LEASES

Clean Coal has one operating lease for its executive offices in Manhattan, New York. Effective February 1, 2014, the lease is month to month, at a monthly rate of $200 per month.

NOTE 9: COMMITMENTS AND CONTINGENCIES

Litigation

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

The Company is currently contesting a charge from a vendor claiming $320,000 in charges for work provided on its test facility.  It is the Company’s contention that they have been overcharged by $205,000 based on evidence submitted by third parties and is seeking remediation for this overcharge. As at December 31, 2016 the full charge of $320,000 has been recognized in the company’s books and records.

As part of the separation agreement with Mr. Ponce de Leon, the ex COO of the Company, the Company agreed to pay him his accrued salary of $1,226,711 within two years but agreed to pay him $200,000 by November 2015 out of revenues earned. As the Company did not earn revenue in 2015 and as at December 2016 has still not earned revenue, the obligation to Mr. Ponce de Leon is currently in default. It is the Company’s intention to pay Mr. Ponce de Leon immediately upon receiving revenue.

NOTE 10: SUBSEQUENT EVENTS
Equity

In January 2017 the company issued a total of 1,677,295 common shares as part of debt conversions for a total of $150,000.

In February 2017, the Company issued a total of 1,592,095 common shares as part of convertible debt reduction of $150,000.

In March 2017, the company converted debt of $385,389 into 5,507,142 common shares.

In March 2017, the company issued an additional total of 1,769,712 common shares comprising of convertible note debt reduction of $75,000 for 1,050,546 common shares true-up conversion of 719,166 common shares.

Debt

In February 2017, the Company was advanced $130,000 by management as a 0% loan repayable on demand.

In March 2017, the company assigned the remaining balance of a convertible note from Typenex to James Besser for a total of $385,389.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

There have been no changes in our independent accountants, MaloneBailey, LLP, or disagreements with them on matters of accounting or financial disclosure.

ITEM 9A. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

As of December 31, 2016, we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Exchange Act Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our financial disclosure controls and procedures were not effective due to our limited internal resources and lack of ability to have multiple levels of transaction review.

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

Management has assessed our internal control system in relation to criteria for effective internal control over financial reporting described in “Internal Control-Integrated Framework” issued by the Committee of Sponsoring Organizations (“COSO”) of the Treadway Commission. Based upon these criteria, we believe that, as of December 31, 2016, our system of internal control over financial reporting was not effective due to material weaknesses that were identified. The material weaknesses are caused by our limited internal resources and limited personnel.  We presently have only three officers. The material weaknesses include 1.) no segregation of duties within the Company, 2.) there is no management oversight or multiple levels of supervision and review, no control documentation being produced, no one to review control documentation if it was being produced, 3.) no audit committee, and 4.) a lack of expertise in the application of generally accepted accounting principles in regard to the accounting and reporting of our derivative transactions.

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

This annual report does not include an attestation report of the Company’s registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by the Company’s registered public accounting firm pursuant to the rules of the Securities and Exchange Commission for smaller reporting companies that permit the Company to provide only management’s report in this annual report.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The executive officers and directors of the Company are as follows:

Name	Age	Position	Held Since
Robin T. Eves	66	CEO, President, Director	August 2010
Thomas Shreve	65	Director	November 2015
Edward Jennings	77	Chairman of the Board	September 2007
Scott Younger	74	Director	November 2013
Aiden Neary	45	COO, CFO, Director	February 2016

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

Dr. Scott Younger was appointed to the Board of Directors in November 2013.  Dr. Younger is a recognized leader in infrastructure development across Asia, having held a range of senior academic, consulting and business development roles in Hong Kong, Thailand and Indonesia over the past 35 years.  He has served as project manager and consultant in many World Bank and ADB funded road and water sector programs, with projects in 10 Asian countries. He was Team Leader for the UK and World Bank funded, award winning Master’s Degree program in Highway and Transport Engineering at the Institute of Technology Bandung, 1986-93.  He currently serves as a Director of PT Nusantara Infrastructure Tbk, a public listed company, investing in infrastructure in Indonesia and for whom he chairs their joint venture (Louis Dreyfus Int’l) port operation in Lampung; and as Commissioner for the East Bali Poverty Project, a model in sustainable development. In 2003 he was awarded the OBE for services to civil engineering and British business interests in Indonesia. Dr. Younger is also President Commissioner of Glendale Partners, a leading infrastructure, natural resources, renewable energy and consulting firm based in Jakarta, Indonesia, and Chairman of the EuroCham Working Group on Infrastructure, and Senior Vice-Chairman of the International Business Chamber, with a particular remit to report on infrastructure. He is a current member of the Eurocham Board and former Member of the Board of the British Chamber of Commerce (1996-2004 and 2010-2012), and responsible for preparing annual reports for government infrastructure. He is also a director of Prime Pacific Coal and Prime Pacific Gold (Singapore). Dr. Younger holds degrees in Engineering from Glasgow, UC Berkeley and Hong Kong.

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

All directors will hold office until the next annual meeting of stockholders (currently expected to be held in the third quarter of 2017) and until their successors have been duly elected and qualified. There are no agreements with respect to the election of directors. Vacancies on the Board of Directors during the year may be filled by the majority vote of the directors in office at the time of the vacancy without action by the stockholders.

Board Committees

At this filing date, we do not have an audit committee, compensation committee or nominating committee. Our full Board currently performs the duties and responsibilities of such committees. Due to the size of the Company and due to the small number of directors that we had for 2015, we believed it was appropriate for the full Board to handle the responsibilities of these committees. It is our intention through 2017, as our Board increases in size, to introduce a number of committees.

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

Meetings of our Board of Directors
Our Board of Directors held 4 meetings during the fiscal year ended December 31, 2015 (including meetings conducted by telephone conferencing).  No director attended less than 75% of all board meetings during the fiscal year ended December 31, 2016. All current Board members and all nominees for election to the Board of Directors are encouraged to attend our annual meetings of stockholders, either in person or by teleconference.

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

Directors’ Compensation
In 2016, all meetings were via telephone conference. The Board plans one regularly scheduled meeting each fiscal quarter and may schedule additional meetings as necessary. For fiscal 2017, Dr. Younger and Mr Shreve will each receive annual compensation as a director of $25,000 which will be paid only upon available cash flow. In addition, Dr. Younger received 28,572 common shares upon his appointment as a director and Mr Shreve received 100,000 common shares.

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

Other Key Employees and Consultants

As at December 31, 2016 we have no other employees in the company.

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

SUMMARY COMPENSATION TABLE

Officers Name & Principal Position	Year	Salary ($)	Bonus ($)	Stock ($)	Option Awards ($)	All Other Compensation ($)	Total ($)
Robin Eves, Pres and CEO (1)	2016	495,000	250,000	-	-	-	745,000
	2015	495,000	250,000	-	-	-	745,000

Aiden Neary, COO/CFO	2016	375,000	250,000				625,000
	2015	375,000	250,000				625,000

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

(2) On November 26, 2013 Aiden Neary signed a two year Executive Employment Agreement which called for 142,857 shares to be issued at the time of signing his agreement and 142,857 that vest 1 year after the date of grant. These shares were approved to be issued and the issuance was deferred until after the Company completes its planned common stock reverse.  The fair value of this award was determined to be $300,000 based upon $1.05 on the date of grant. Mr. Neary was approved to receive 28,571 shares of stock as a bonus for 2013 on December 4, 2013. These shares had a value of $33,000 based upon $1.15 per shares on the date of the approval. Through year ended December 31, 2015 Mr Neary returned 497,527 common shares back to the company. Mr. Neary also forfeited his right of the second tranche of 142,857 shares before vested.

OUTSTANDING EQUITY AWARDS AT FISCAL YEAR-END

           The following table shows outstanding grants of stock options and grants of unvested stock awards outstanding on the last day of the fiscal year ended December 31, 2016, to each of the executive officers named in the Summary Compensation Table.

	Option Awards				Stock Awards
Name	Number of Securities Underlying Unexercised Options Exercisable (#)	Number of Securities Underlying Unexercised Options Unexercisable (#)	Option Exercise Price ($)	Option Expiration Date	Number of Shares or Units of Stock That Have Not Vested (#)	Market Value of Shares or Units of Stock That Have Not Vested ($)
Robin Eves	285,714		$1.05	8/1/2020

The following table sets forth, for the current year, the dollar value of all cash and non-cash compensation for the Company’s directors.

DIRECTOR COMPENSATION

Name	Year	Fees Earned or Paid in Cash ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Non Qualified Deferred Compensation Earnings	All Other Compensation ($)	Total ($)
Robin Eves	2016	-	-	-	-	-	-	-
Aiden Neary	2016	-	-	-	-	-	-	-
Ed Jennings	2016		-	-	-	-	-
Scott Younger(1)	2016	25,000	-	-	-	-	-	25,000
Thomas Shreve(2)	2016	25,000						25,000

(1)	Mr. Younger’s directors fees have been accrued
(2)	Mr Shreve directors fees of $25,000 was accrued in 2016

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth information, as of December 31, 2016, with respect to each person known by the Company to own beneficially more than 5% of the 96,269,722 shares of our issued and outstanding common stock, as well as the beneficial ownership of each director and officer and all directors and officers as a group. We are not aware of any present arrangements that could result in a change of control of the Company.  Except as otherwise indicated, each of the stockholders listed below has sole voting and investment power over the shares beneficially owned. Except as otherwise indicated, addresses are c/o Clean Coal Technologies, Inc., 295 Madison Avenue (12th Floor) New York, NY 10017.

Officers and Directors	Amount and Nature of Beneficial Ownership(1)	Percent of Class

Robin Eves, President, CEO, Director	7,763,623	8%
Aiden Neary, COO/CFO	11,238,909	12%
Thomas Shreve, Director	100,000	0%
Edward Jennings, Director	82,793	0%
Scott Younger, Director	372,858	0%
All directors and officers as a group (5 persons)	19,558,183	20%

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Accounts payable to related parties

Accruals for salary and bonuses to officers and directors are included in accrued liabilities in the balance sheet and totaled $2,660,697 and $3,037,376 as of December 31, 2016 and 2015, respectively.

Debt and convertible debt owed to related parties

At December 31, 2016, debt owed to related parties totaled $18,050.

During the year ended December 31, 2016, the company borrowed an aggregate of $37,500 from Officers and Directors and repaid $19,450 through 2016 at 0% interest and no equity involved. As of December 31, 2016 and December 31, 2015, the aggregate outstanding balance of note payable to Officers and Directors was $18,050 and $0, respectively.

Director Independence

Our Board is not subject to any independence requirements. However, our Board has reviewed the independence of its directors under the requirements set forth by the NASDAQ Stock Market. Messrs. Eves and Neary are officers of the Company and therefore not deemed independent directors.  Dr. Jennings, Dr. Younger and Mr Shreve are deemed to be independent directors.

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES

Fees billed to the Company by MaloneBailey, LLP

	2016	2015
(1) Audit Fees	$81,500	$86,000
(2) Tax Fees	$-	$-
(3) Other Fees	$-	$-

All audit and non-audit services and fees are approved by the Board of Directors.

PART IV

ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a) Documents filed with this report.

1. Financial Statements:

See Index to Financial Statements on page 17.

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

/s/Robin Eves
Dated: April 17, 2017	Robin Eves CEO, President, Principal Executive Officer

Dated: April 17, 2017	/s/Aiden Neary
Aiden Neary CFO, Principal Financial Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities indicated on the 17th day of April 2017.

/s/Robin Eves	/s/Scott Younger
Robin Eves, CEO, President and Director	Scott Younger, Director

/s/Edward Jennings	/s/Thomas Shreve
Edward Jennings, Director	Thomas Shreve, Director

/s/Aiden Neary
Aiden Neary, COO, CFO and Director