Form 10-Q
period 2017-03-31
Clean Coal Technologies Inc.
filed 2017-05-11
CIK 1445109

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

FORM 10-Q

(Mark One)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: March 31, 2017

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

(646) 727-4847
(Issuer’s telephone number)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), Yes ☒  and (2) has been subject to such filing requirements for the past 90 days.  No ☒

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).   Yes  ☒    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☒
Emerging growth company ☐

If an emerging growth company, indicate by check mark if he registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provide pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).   Yes  ☐    No  ☒

The number of shares outstanding of Registrant’s Common Stock as of May 11, 2017:  113,408,487

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

Clean Coal Technologies, Inc.
Balance Sheets
(Unaudited)

	March 31,	December 31,
	2017	2016
ASSETS
Current Assets
Cash	$62,700	$100,444
Total Current Assets	62,700	100,444

Total Assets	$62,700	$100,444

LIABILITIES AND STOCKHOLDERS' DEFICIT
Current Liabilities
Accounts payable	$1,738,836	$1,956,743
Accrued liabilities	4,331,668	3,878,460
Notes payable	463,185	463,185
Notes payable – related party	143,060	18,050
Convertible debt, net of unamortized discounts	774,419	1,397,222
Derivative liabilities	8,669,572	18,028,611
Total Current Liabilities	16,120,740	25,742,271

Long-Term Liabilities
Convertible debt, net of unamortized discounts	5,474,385	5,253,262

Total Liabilities	21,595,125	30,995,533

Stockholders’ Deficit:
Common stock, $0.00001 par value; 500,000,000 shares authorized, 111,614,695 and 101,068,451 shares issued and outstanding, respectively	1,116	1,011
Additional paid-in capital	237,186,575	235,702,112
Accumulated deficit	(258,720,116)	(266,598,212)
Total Stockholders' Deficit	(21,532,425)	(30,895,089)
Total Liabilities and Stockholders' Deficit	$62,700	$100,444

Clean Coal Technologies, Inc.
Statements of Operations
(Unaudited)

	Three Months Ended
	March 31,
	2017	2016

Operating Expenses:
General and administrative	$438,713	$871,939
Research and development	-	892,093
Consulting services	4,088	4,375,298

Loss from Operations	(442,801)	(6,139,330)

Other Income (Expenses):
Interest expense	(445,421)	(390,737)
Debt extension and modification expense	(22,014)	(1,469,056)
Gain on change in fair value of derivative liabilities	8,788,332	21,974,032
Total Other Income (Expenses)	8,320,897	20,114,239

Net Income	$7,878,096	$13,974,909

Net income per share - basic	$0.07	$0.25

Weighted average shares outstanding - basic	105,282,409	56,984,280

Net loss per share - diluted	$(0.00)	$(0.05)

Weighted average shares outstanding - diluted	206,510,723	161,097,440

The accompanying notes are an integral part of these unaudited financial statements.

Clean Coal Technologies, Inc.
Statements of Cash Flows
(Unaudited)

	Three Months Ended
	March 31,
	2017	2016
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$7,878,096	$13,974,909
Adjustment to reconcile net income to net cash used in operating activities:
Amortization of debt discounts	231,717	239,106
Shares issued for services	-	4,991,071
(Gain) loss on change in fair value of derivative liabilities	(8,788,332)	(21,974,032)
Loss on settlement of debt	-	1,442,308
Debt extension and modification expense	22,014	77,492
Changes in operating assets and liabilities:
(Decrease) increase in accounts payable	(166,072)	40,715
Increase (decrease) in accrued expenses	442,333	(281,638)
Net Cash Used in Operating Activities	(380,244)	(1,490,069)

CASH FLOWS FROM INVESTING ACTIVITIES:	-	-

CASH FLOWS FROM FINANCING ACTIVITIES:
Borrowings on convertible debt, net of original issue discounts	217,490	1,630,000
Borrowings on related party debt	130,010	-
Payments on related party debt	(5,000)	-
Payments on convertible debt	-	(246,641)
Net Cash Provided by Financing Activities	342,500	1,383,359

NET CHANGE IN CASH AND CASH EQUIVALENTS	(37,744)	(106,710)
CASH AND CASH EQUIVALENTS - beginning of period	100,444	123,066
CASH AND CASH EQUIVALENTS - end of period	$62,700	$16,356

SUPPLEMENTAL DISCLOSURES:
Cash paid for interest	$-	$37,499
Cash paid for income taxes	-	-

NON-CASH INVESTING AND FINANCING ACTIVITIES:
Debt discounts due to derivative liabilities	$721,178	$1,177,721
Derivative liabilities recorded as debt discounts	150,471	-
Accrued wages and debt converted to common stock	-	500,000
Common stock issued for conversion of debt	763,390	-
Accrued cash restructuring fees	10,875	33,000

The accompanying notes are an integral part of these unaudited financial statements.

Clean Coal Technologies, Inc.
Notes to Financial Statements
(Unaudited)

NOTE 1: BASIS OF PRESENTATION

The accompanying unaudited interim financial statements of Clean Coal Technologies, Inc. (“Clean Coal”) have been prepared in accordance with accounting principles generally accepted in the United States of America and the rules of the Securities and Exchange Commission, and should be read in conjunction with the audited financial statements and notes thereto contained in Clean Coal’s Annual Report on Form 10-K filed with the SEC. In the opinion of management, the accompanying unaudited interim financial statements reflect all adjustments, consisting of normal recurring adjustments, necessary to present fairly the financial position and the results of operations for the interim period presented herein. The results of operations for interim periods are not necessarily indicative of the results to be expected for the full year or for any future period. Notes to the financial statements which would substantially duplicate the disclosure contained in the audited financial statements for fiscal 2016 as reported in the Form 10K have been omitted.

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

For the three months ended March 31, 2017, the dilutive effect of the outstanding warrants and warrant conversion options was 10,763,893 shares and the dilutive effect of the outstanding convertible debt was 90,464,421 shares, with a reduction to net income of $8,228,204. For the three months ended March 31, 2016, the dilutive effect of the outstanding common stock options was 0 shares, common stock warrants was 2,371,586 shares, the dilutive effect of the outstanding warrant conversion options was 30,474,522 shares and the dilutive effect of the outstanding convertible debt was 71,267,052 shares, with a reduction to net income of $21,766,902.

NOTE 2: GOING CONCERN

The accompanying financial statements have been prepared on a going concern basis of accounting which contemplates continuity of operations, realization of assets, liabilities, and commitments in the normal course of business. The accompanying financial statements do not reflect any adjustments that might result if the Clean Coal is unable to continue as a going concern. Clean Coal has an accumulated deficit and a working capital deficit as of March 31, 2017 with no significant revenues anticipated for the near term. Management believes Clean Coal will need to raise capital in order to operate over the next 12 months. As shown in the accompanying financial statements, Clean Coal has also incurred significant losses since inception. Clean Coal’s continuation as a going concern is dependent upon its ability to generate sufficient cash flow to meet its obligations on a timely basis and ultimately to attain profitability. Clean Coal has limited capital with which to pursue its business plan. There can be no assurance that Clean Coal’s future operations will be significant and profitable, or that Clean Coal will have sufficient resources to meet its objectives. These conditions may raise doubt as to Clean Coal’s ability to continue as a going concern. Management may pursue either debt or equity financing or a combination of both, in order to raise sufficient capital to meet Clean Coal’s financial requirements over the next twelve months and to fund its business plan. There is no assurance that management will be successful in raising additional funds.

NOTE 3: RESEARCH AND DEVELOPMENT

Research and development consists of costs incurred related to the construction and testing of a 2-ton/hour test plant in Oklahoma. The estimated cost of moving the test facility to a permanent location and have it reassembled is $750,000. In quarter four 2015, the test plant was commissioned and testing of the plant started. Testing was successfully completed in April 2016 and the company is currently arranging for the plant to be moved to a permanent location. During the three months ended March 31, 2017 and 2016, we incurred $0 and $892,093 in research and development expenses, respectively.

NOTE 4: RELATED PARTY TRANSACTIONS

Accruals for salary and bonuses to officers and directors are included in accrued liabilities in the balance sheets and totaled $2,757,778 and $2,660,697 as of March 31, 2017 and December 31, 2016, respectively.

During the three months ended March 31, 2017, officers of the Company advanced $130,010 to the Company to cover short-term financing needs and the Company repaid an officer $5,000.  The short-term loans are due on demand, do not accrue interest and are unsecured. The balance of related party short-term note was $143,060 and $18,050 as of March 31, 2017 and December 31, 2016, respectively.

During the three months ended March 31, 2016, the Company granted an aggregate of 7,000,000 common shares to various employees and directors for services rendered. The aggregate fair value of these awards was determined to be $4,375,000 and it was recognized as stock compensation during the three months ended March 31, 2016.

Also during the three months to March 31, 2016, the company issued 1,785,714 common shares for the conversion of $500,000 of salary due to an officer. The value of the shares was $1,116,071, of which $616,071 was recorded as additional compensation expense.

NOTE 5: DEBT

Convertible Debt

During the three months ended March 31, 2017, the Company borrowed an aggregate of $217,490, net of original issue discounts and fees of $182,856, under convertible notes payable. Additional discounts of $150,471 were recognized during the three months ended March 31, 2017 due to derivative liabilities. As of March 31, 2017 and December 31, 2016, the Company had outstanding convertible notes payable of $8,120,514 and $6,650,484, net of unamortized discounts of $1,871,710 and $1,920,571, respectively. The outstanding convertible notes of the Company are unsecured, bear interest between 6% and 12% per annum, mature between October 2017 and March 2020 and are convertible at variable rates between 60% and 65% of the quoted market price of the Company’s common stock. All notes that were convertible during the three months ended March 31, 2017 were accounted for as derivative liabilities (see Note 6). Aggregate amortization of the debt discounts on convertible debt for the three months ended March 31, 2017 and 2016 was $231,717 and $239,106, respectively.

During the three months ended March 31, 2017, the Company incurred loan standstill expenses added to debt principal of $73,849. The Company also incurred a gain on settlement of accounts payable of $51,835 due to the settlement of an outstanding professional fee. Therefore, the net debt extension and modification expense is $22,014 for the three months ended March 31, 2017.

During the three months ended March 31, 2017, holders of two convertible notes payable elected to convert a total of $763,390 principal into a total of 10,546,244 shares of the Company’s common stock.

Nonconvertible Debt

As of March 31, 2017 and December 31, 2016, the Company had outstanding notes payable to former affiliates of the Company of $463,185. These notes payable of the Company are unsecured, bear no interest and are due on demand.

NOTE 6: DERIVATIVE LIABILITIES

During the three months ended March 31, 2017, the convertible notes issued by the Company qualified as derivative liabilities under Accounting Series Codification 815, Derivatives (ASC 815). In addition, all outstanding nonemployee common stock options and outstanding common stock warrants are tainted and required to be accounted for as derivative liabilities under ASC 815.

As of March 31, 2017 and December 31, 2016, the aggregate fair value of the outstanding derivative liabilities was $8,669,572 and $18,028,611, respectively. For the three months ended March 31, 2017 and 2016, the net gain on the change of fair value was $8,788,332 and $21,974,032, respectively.

The Company estimated the fair value of the derivative liabilities using the Black-Scholes option pricing model using the following key assumptions during the three months ended March 31, 2017

Expected dividends	-%
Expected term (years)	0.25 – 5.00
Volatility	95% - 222%
Risk-free rate	0.50% - 1.93%

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

The following table sets forth by level with the fair value hierarchy the Company’s assets and liabilities measured at fair value as of March 31, 2017 and December 31, 2016:

	Level 1	Level 2	Level 3	Total
March 31, 2017:
Liabilities:
Derivative financial instruments	$-	$-	$8,669,572	$8,669,572

December 31, 2016:
Liabilities:
Derivative financial instruments	$-	$-	$18,028,611	$18,028,611

The below table presents the change in the fair value of the derivative liabilities during the three months ended March 31, 2017:

Fair value as of December 31, 2016	$18,028,611
Fair value on the dates of issuance recorded as debt discounts	150,471
Extinguishment of liability to additional paid-in capital	(721,178)
Change in fair value of derivatives	(8,788,332)
Fair value as of March 31, 2017	$8,669,572

NOTE 7: EQUITY TRANSACTIONS

Common Stock

During the three months ended March 31, 2017, the Company issued a total of 10,546,244 shares of common stock for the conversion of $763,390 in convertible note principal.

Common Stock Options

A summary of common stock option activity for the three months ended March 31, 2017 is as follows:

		Weighted	Weighted
		Average	Average
	Options	Exercise Price	Remaining Term
Outstanding - December 31, 2016	685,713	$4.52	2.62
Granted	-	-	-
Expired	-	-	-
Exercised	-	-	-
Outstanding – March 31, 2017	685,713	$4.52	2.37

Exercisable – March 31, 2017	685,713	$4.52	2.37

The intrinsic value of the exercisable options as of March 31, 2017 was $0.

Common Stock Warrants

The following table presents the common stock warrant activity during the three months ended March 31, 2017:

		Weighted	Weighted
		Average	Average
	Warrants	Exercise Price	Remaining Term
Outstanding - December 31, 2016	7,314,423	$0.60	3.12
Granted	72,497	0.15	4.99
Forfeited/canceled	-	-	-
Exercised	-	-	-
Outstanding – March 31, 2017	7,386,920	$0.41	2.89

Exercisable – March 31, 2017	7, 386,920	$0.41	2.89

The intrinsic value of the exercisable warrants as of March 31, 2017 was $1,702.

NOTE 8: SUBSEQUENT EVENTS

In April 2017 the Company issued a total of 164,029 common shares as final true up on a convertible note.

In April 2017 the Company issued 1,800,000 common shares as part of debt conversion on a convertible note for a value of $144,000 in debt reduction.

In April 2017, the outstanding lawsuit against the Company was closed out and a judgment of $121,000 was made against the company on one count and the company was found not guilty on the other two counts brought against it.  This settlement has been recognized and accrued in the March 31, 2017 financials.

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

Our second process, called Pristine-M, is a low-cost coal dehydration technology. In tests, this process has succeeded in drying coal cheaply and stabilizing it using volatile matter released by the feed coal. Our coal testing plant has now been constructed and the testing has been successfully completed at the test facility at the AES coal power utility in Oklahoma.

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

Development Status:

Pristine process. Pristine process successfully lab tested on small scale and through advanced computer modeling. As at March 31, 2017 the key parts of this technology has also been successfully tested at the coal power utility at AES in Oklahoma.

Pristine-M. Construction of the coal testing plant in Oklahoma was completed and testing of the plant commenced in December 2015. As at March 31, 2017 this process was successfully tested with more than 20 test runs completed. This process successfully dehydrated coal by in excess of 80% and increased the BTU output of the coal by 25%. We are restarting the test facility in June 2017 to complete two additional tests that have been requested by clients.

Pristine-SA process. Pristine SA process analysis is at a very early stage. Further research and development is expected post completion of the coal testing plant.

Business Outlook

•
Jindal Steel & Power expected to contract first commercial plant in the third quarter 2017. Given the successful testing the company is currently in discussions with Jindal as they review the test results

•
Several multinational corporations have undertaken due diligence on our processes and have visited the coal testing plant in Oklahoma and witnessed it processing coal. Discussions are underway with these corporations to move towards commercialization

•
Numerous discussions continuing with various domestic and international coal producers, mine operators and power plant operators about our technology and its potential application.  Several major visits are scheduled during quarter 2017 as part of the companys efforts to secure commercial agreements.

The company is working with the Department of Energy assessing specific opportunities for the deployment of our technology in the United States.

Employees

As of March 31, 2017, we had two full-time executives. President and CEO Robin Eves, Chief Operations Officer and Aiden Neary have written employment agreements. Messrs. Eves and Neary received no compensation for their participation on the Board of Directors.

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

Results of Operations

The following information should be read in conjunction with the financial statements and notes appearing elsewhere in this Report. We have generated limited revenues from inception to date. We are also in preliminary discussions with companies, business groups, consortiums in the USA and Asia to license our technology, which, if successful, could realize limited short-term revenue opportunities from the signing of technology licensing agreements. Royalty revenue is not estimated until approximately 16 -18 months after the successful testing of the plant, currently anticipated in the third quarter of fiscal 2017, and an EPC contract has been signed to build a commercial scale facility.

For the Three Months Ended March 31, 2017 and March 31, 2016

Revenues

We have generated no revenues for the three months ended March 31, 2017 and 2016. In the third quarter of fiscal 2012, we received an initial license fee of $375,000 from Jindal paid pursuant to the signing of our coal testing plant construction contract. The balance of $375,000 will be due upon the signing of a commercial EPC agreement, anticipated in the third quarter of fiscal 2017. We do not anticipate additional license revenues until the coal testing plant has been successfully tested, and do not expect to receive any royalty fees for approximately 16 to 18 months after an EPC contract has been signed to build a commercial scale facility.

Operating Expenses

Our operating expenses for the three months ended March 31, 2017 totaled $442,801 compared to $6,139,330 for the three month period in 2016. The primary component of the operating expenses for the three months ended March 31, 2017 was general and administrative expenses, recognizing $438,712 for the three months ended March 31, 2017, compared to $871,939 for the three months ended March 31, 2016. The increase in general administrative is mainly due to recognition $559,000 in stock compensation expense related to employee common stock awards during the three months ended March 31, 2016, there were no such awards issued during the three months ended March 31, 2017. Consulting services expense were $4,088 for the three months ended March 31, 2017, compared to $4,375,298 for the three months ended March 31, 2016. The decrease in consulting expense was mainly due to the recognition of $4,374,930 in stock compensation expense to consultants.

Other Income and Expenses

During the three months ended March 31, 2017, we recognized total other income of $8,320,897compared to $20,114,239 for the three months ended March 31, 2016. The majority of the $11,793,342 decrease is due to a reduction in the gain on change in fair value of derivative liabilities of $13,185,700 during the three months ended March 31, 2017 compared to the three months ended March 31, 2016. The decrease was partially offset by a decrease of $1,447,042 in debt extension and standstill expense as a result of past due notes from the comparable 2016 period.

Net Income/Loss

For the three months ended March 31, 2017, we had net income of $7,878,096, compared to $13,974,909 for the three months ended March 31, 2016. The $6,096,812 decrease in net income is mainly due to the decrease in other income as discussed above, partially offset by the decrease in operating expenses from the comparable 2016 period.

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

Liquidity and Capital Resources

We have generated minimal revenues since inception. We have obtained cash for operating expenses through advances and/or loans from affiliates and stockholders, the sale of common stock, the issuance of loans and convertible debentures

Net Cash Used in Operating Activities. Our primary source of operating cash during the three months ended March 31, 2017, was borrowings on related party debt, third party debt and convertible debt. Our primary uses of funds in operations were the completion of the construction of the test facility including the testing of the plant, the payment of professional and consulting fees and general operating expenses.

Net cash used in operating activities, was $380,244 for the three months ended March 31, 2017 compared to net cash used of $1,490,049 for the same period in 2016. Adjustments items to reconcile net income (loss) to net cash used in operating activities for three months ended March 31, 2017 totaled $8,482,766 and consisted of amortization of debt discounts of $231,717, debt settlement and modification expenses of $73,849 and a $8,788,332 gain on the change in the fair value of derivative liabilities.

Net Cash Used In Investing Activities. Net cash used in investing activities for the three months ended March 31, 2017 and 2016 was $0.

Net Cash Provided by Financing Activities. Net cash provided by financing activities during the three months ended March 31, 2017 totaled $342,500, compared to $1,383,359 for the three months ended March 31, 2016. Net cash provided by financing activities consisting of borrowings on convertible debt of $217,490, net of original issue discounts and borrowings on related party notes of $ $130,010, offset by payments on related party notes of $5,000 for the three months ended March 31, 2017. During the three months ended March 31, 2016, borrowings on convertible debt were $1,630,000, net of original issue discounts and payments on convertible debt were $246,641.

Cash Position and Outstanding Indebtedness

Our total indebtedness at March 31, 2017, we had $62,700 in current assets, consisting of all cash and $21,595,125 in liabilities which consist of $16,120,740 in current liabilities and $5,474,385 in long-term liabilities. Current liabilities consist primarily of accounts payable, accounts payable to related parties, accrued liabilities, short-term debt, convertible debt, related party debt and derivative liabilities.

At December 31, 2016, we had current assets of $100,444, consisting of all cash and $30,995,533 in liabilities, which consisted of $25,742,271 in current liabilities and $5,253,262 in long-term liabilities. Current liabilities consist primarily of accounts payable, accounts payable to related parties, accrued liabilities, short-term debt, convertible debt, related party debt and derivative liabilities.

Our working capital deficit at March 31, 2017 and December 31, 2016 was $16,058,040 and $25,641,827, respectively.

Contractual Obligations and Commitments

The following table summarizes our contractual cash obligations and other commercial commitments at March 31, 2017.

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

Initial costs for a one million ton per annum commercial unit was originally estimated to cost between $45m-$50m. However, after reviewing the test facility this number was revised to between $30m-$35m. Upon running the test facility it was also assessed that the operational costs of running a 1 million ton commercial unit would be approximately $3.50 per ton.

Construction of the test plant in Oklahoma was completed in December 2015 and testing was completed in April 2016. For the nine months to March 31, 2017 the company paid $1,495,348 as part of the testing of the facility and is recorded in our books under Research and Development. The test plant completed commissioning and commenced testing in December 2015. Testing was successfully completed in April 2016. The company is currently arranging the move of the facility to a permanent location in Wyoming.

Based on our current operational costs and including the capital requirements for our project deployments, we estimate we will need a total of approximately $2,500,000 to fund the Company for the balance of fiscal year 2017 and an additional $5,000,000 to continue for the following fiscal year (2018) or until an initial commercial plant is up and running. As we have now completed the successful testing of Pristine M we are in currently working on commercial agreements which if we are successful we believe we will have sufficient funding to meet our operating costs in 2018.

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

ITEM 4. CONTROLS AND PROCEDURES

As of March 31, 2017, we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Exchange Act Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended. Based on this evaluation, management concluded that our financial disclosure controls and procedures were not effective due to our limited internal resources and lack of ability to have multiple levels of transaction review. There is a lack of appropriate segregation of duties within the Company, there is no management oversight, no control documentation being produced, and no one to review control documentation if it was being produced. As of March 31, 2017, we had two full time officers of the company.

There were no changes in disclosure controls and procedures that occurred during the period covered by this report that have materially affected, or are reasonably likely to materially effect, our disclosure controls and procedures. We do not expect to implement any changes to our disclosure controls and procedures until there is a significant change in our operations or capital resources.

PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

We were named as a defendant in a lawsuit filed by a shareholder in the 15th Judicial Circuit Court in and for West Palm Beach County, Florida, Case No. 50 2010CA 028706XXXX MB on or about November 24, 2010. The Company has vigorously defended this action that the Company and its litigation counsel regard as absolutely frivolous, baseless and without merit. In August 2013, attorneys for the plaintiff filed a Fourth Amended Complaint. In December 2013, the Court dismissed one count of the amended complaint but plaintiff’s attorneys filed a request to file a fifth amendment. In January 2014, our attorneys filed a memorandum objecting to the motion to amend. In April 2017 the court found in favor of the defendant on one count of negligent representation by the company and the company is liable for $121,000 settlement payment. The case against the company on the other two counts was rejected by the jury. This legacy lawsuit is now closed.

The Company is currently contesting a charge from a vendor claiming $320,000 in charges for work provided at its test facility.  It is the Company’s contention that they have been overcharged by $205,000 based on evidence submitted by third parties and is seeking remediation for this overcharge. As at December 31, 2016 the full charge of $320,000 has been recognized in the company’s books and records.

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

ITEM 1A. RISK FACTORS

For information regarding risk factors, see “Part I. Item 1A. Risk Factors,” in our Annual Report on Form 10-K for the year ended December 31, 2016.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

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

Clean Coal Technologies

Date: May 11, 2017	By:	/s/ Aiden Neary
Aiden Neary
Chief Financial Officer