Form 10-Q
period 2017-06-30
Clean Coal Technologies Inc.
filed 2017-08-11
CIK 1445109

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

FORM 10-Q

(Mark One)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: June 30, 2017

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

(646) 727-4847
(Issuer’s telephone number)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), Yes ☒  and (2) has been subject to such filing requirements for the past 90 days.  No ☒

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).   Yes  ☒    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer”, “accelerated filer”, “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐ Accelerated filer ☐ Non-accelerated filer ☒ Smaller reporting company ☐ Emerging growth company ☐

If an emerging growth company, indicate by check mark if the registrant has elected to not use the extended transition period for complying with any new or revisited financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).   Yes  ☐    No  ☒

The number of shares outstanding of Registrant’s Common Stock as of August 10, 2017:  140,302,182

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

The accompanying unaudited financial statements have been prepared in accordance with the instructions to Form 10-Q pursuant to the rules and regulations of the Securities and Exchange Commission and, therefore, do not include all information and footnotes necessary for a complete presentation of our financial position, results of operations, cash flows, and stockholders’ equity in conformity with generally accepted accounting principles. In the opinion of management, all adjustments considered necessary for a fair presentation of the results of operations and financial position have been included and all such adjustments are of a normal recurring nature.

Clean Coal Technologies, Inc.
Balance Sheets
(Unaudited)

	June 30,	December 31,
	2017	2016
ASSETS
Current Assets
Cash	$67,067	$100,444
Total Current Assets	67,067	100,444

Total Assets	$67,067	$100,444

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current Liabilities
Accounts payable	$1,547,738	$1,956,743
Accrued liabilities	3,530,761	3,878,460
Notes payable	463,185	463,185
Notes payable – related party	18,090	18,050
Convertible debt, net of unamortized discounts	-	1,397,222
Derivative liabilities	-	18,028,611
Total Current Liabilities	5,559,774	25,742,271

Long-Term Liabilities
Convertible debt, net of unamortized discounts	5,520,214	5,253,262

Total Liabilities	11,079,988	30,995,533

Stockholders’ Deficit:
Common stock, $0.00001 par value; 500,000,000 shares authorized, 140,302,182 and 101,068,451 shares issued and outstanding, respectively	1,403	1,011
Additional paid-in capital	253,201,617	235,702,112
Accumulated deficit	(264,215,941)	(266,598,212)
Total Stockholders’ Deficit	(11,012,921)	(30,895,089)
Total Liabilities and Stockholders’ Deficit	$67,067	$100,444

The accompanying notes are an integral part of these unaudited financial statements.

Clean Coal Technologies, Inc.
Statements of Operations
(Unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2017	2016	2017	2016

Operating Expenses:
General and administrative	$480,417	$1,538,626	$919,140	$2,410,565
Research and development	177,300	603,255	177,300	1,495,348
Consulting services	6,505	11,803	10,583	4,387,101
Gain on settlement of accounts payable	-	-	(51,835)	-

Loss from Operations	(664,222)	(2,153,684)	(1,055,188)	(8,293,014)

Other Income (Expenses):
Interest expense	(689,128)	(564,579)	(1,134,549)	(955,316)
Debt default, standstill, settlement and transfer expenses	(179,830)	(37,750)	(253,679)	(1,506,806)
Gain (loss) on change in fair value of derivative liabilities	(3,962,645)	12,150,913	4,825,687	34,124,945
Total Other Income (Expenses)	(4,831,603)	11,548,584	3,437,459	31,662,823

Net Income (Loss)	$(5,495,825)	$9,394,900	$2,382,271	$23,369,809

Net income (loss) per share - basic	$(0.04)	$0.13	$0.02	$0.33

Weighted average shares outstanding - basic	125,641,642	72,271,121	111,394,174	71,141,149

Net loss per share - diluted	(0.04)	$(0.01)	$(0.01)	$(0.06)

Weighted average shares outstanding - diluted	125,641,642	176,078,292	233,288,237	175,035,795

The accompanying notes are an integral part of these unaudited financial statements.

Clean Coal Technologies, Inc.
Statements of Cash Flows
(Unaudited)

	Six Months Ended
	June 30,
	2017	2016
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$2,382,271	$23,369,809
Adjustment to reconcile net income to net cash used in operating activities:
Amortization of debt discounts	629,353	517,227
Shares issued for debt transfer fees	127,400	-
Shares issued for services	-	6,346,711
Gain on change in fair value of derivative liabilities	(4,825,687)	(34,124,945)
Loss on settlement of related debt	27,430	1,442,308
Gain on settlement of account payable	(51,835)	-
Debt issued for default and standstill fees	98,849	77,492
Changes in operating assets and liabilities:
(Decrease) increase in accounts payable	(357,170)	575,216
Increase in accrued expenses	645,059	878
Net Cash Used in Operating Activities	(1,324,330)	(1,795,304)

CASH FLOWS FROM INVESTING ACTIVITIES:	-	-

CASH FLOWS FROM FINANCING ACTIVITIES:
Borrowings on convertible debt, net of original issue discounts	1,215,943	1,810,000
Borrowings on related party debt	130,010	26,000
Borrowings on debt, net of original issue discounts	-	100,000
Payments on related party debt	(30,000)	(1,000)
Payments on convertible debt	(25,000)	(246,641)
Net Cash Provided by Financing Activities	1,290,953	1,688,359

NET CHANGE IN CASH AND CASH EQUIVALENTS	(33,377)	(106,945)
CASH AND CASH EQUIVALENTS - beginning of period	100,444	123,066
CASH AND CASH EQUIVALENTS - end of period	$67,067	$16,121

SUPPLEMENTAL DISCLOSURES:
Cash paid for interest	$-	$37,499
Cash paid for income taxes	-	-

NON-CASH INVESTING AND FINANCING ACTIVITIES:
Debt discounts due to derivative liabilities	$1,105,486	$1,348,721
Common stock issued for convertible debt and interest	1,936,687	-
Common stock issued for settlement of related party debt	99,970	-
Reclassification of derivatives to equity upon conversion	1,655,656	-
Reclassification of derivatives to equity upon release from tainting	12,652,754	-
Accrued wages converted to common stock	1,000,000	500,000
Accrued cash restructuring fees	54,237	42,000

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

For the six months ended June 30, 2017, the dilutive effect of the outstanding warrant conversion options was 24,787,800 shares and the dilutive effect of the outstanding convertible debt was 97,106,263 shares, with a reduction to net income of $4,242,556. For the three months ended June 30, 2017, all potentially dilutive instruments were excluded from the calculation of diluted net loss per share as their inclusion would have been anti-dilutive.

For the six months ended June 30, 2016, the dilutive effect of the outstanding common stock options was 0 shares, common stock warrants was 2,018,117 shares, the dilutive effect of the outstanding warrant conversion options was 29,290,792 shares and the dilutive effect of the outstanding convertible debt was 72,585,739 shares, with a reduction to net income of $11,919,187. For the three months ended June 30, 2016, the dilutive effect of the outstanding common stock options was 0 shares, common stock warrants was 1,893,423 shares, warrant conversion options was 27,713,737 shares and convertible debt was 72,585,739 shares with a reduction to net income of $11,919,187.

NOTE 2: GOING CONCERN

The accompanying financial statements have been prepared on a going concern basis of accounting which contemplates continuity of operations, realization of assets, liabilities, and commitments in the normal course of business. The accompanying financial statements do not reflect any adjustments that might result if the Clean Coal is unable to continue as a going concern. Clean Coal has an accumulated deficit and a working capital deficit as of June 30, 2017 with no significant revenues anticipated for the near term. Management believes Clean Coal will need to raise capital in order to operate over the next 12 months. As shown in the accompanying financial statements, Clean Coal has also incurred significant losses since inception. Clean Coal’s continuation as a going concern is dependent upon its ability to generate sufficient cash flow to meet its obligations on a timely basis and ultimately to attain profitability. Clean Coal has limited capital with which to pursue its business plan. There can be no assurance that Clean Coal’s future operations will be significant and profitable, or that Clean Coal will have sufficient resources to meet its objectives. These conditions raise substantial doubt as to Clean Coal’s ability to continue as a going concern. Management may pursue either debt or equity financing or a combination of both, in order to raise sufficient capital to meet Clean Coal’s financial requirements over the next twelve months and to fund its business plan. There is no assurance that management will be successful in raising additional funds.

NOTE 3: RESEARCH AND DEVELOPMENT

Research and development consists of costs incurred related to the construction and testing of a 2-ton/hour test plant in Oklahoma. The estimated cost of moving the test facility to a permanent location and have it reassembled is $750,000. In quarter four 2015, the test plant was commissioned and testing of the plant started. Testing was successfully completed in April 2016. Following discussions with the US Government and with both domestic and international clients the company has decided to restart the test facility in order to run specific additional tests at clients and US governments request. The test facility will restart in August 2017 and testing will continue through September and October 2017. Following the additional tests the company will arrange for the plant to be moved to a permanent location in Wyoming. Several potential locations for the test plant to be moved to have been visited and the company is working with local government and elected officials to determine the most appropriate location. During the six months ended June 30, 2017 and 2016, we incurred $177,300 and $1,495,348 in research and development expenses, respectively. These costs are primarily related to the preparation of the test facility to restart the final additional tests.

NOTE 4: RELATED PARTY TRANSACTIONS

Accruals for salary and bonuses to officers and directors are included in accrued liabilities in the balance sheets and totaled $1,712,465 and $2,660,697 as of June 30, 2017 and December 31, 2016, respectively. During the six months ended June 30, 2017, officers and directors elected to convert $1,000,000 in accrued wages into 8,000,000 shares of the Company’s common stock.

During the six months ended June 30, 2017, officers of the company advanced $130,010 to the Company to cover short-term financing needs and the Company repaid an officer $30,000.  The short-term loans are due on demand, do not accrue interest and are unsecured. During the six months ended June 30, 2016, an officers and director elected to forgive a total amount of $99,970 short-term loans and receive 1,000,000 shares of the Company’s common stock with a fair value of $127,400. As a result, a total of $27,430 loss on settlement of related party loans was recognized in current period.

NOTE 5: DEBT

Convertible Debt

During the six months ended June 30, 2017, the Company borrowed an aggregate of $1,215,943, net of original issue discounts and fees of $1,137,856, under convertible notes payable. Additional discounts of $1,105,486 were recognized during the six months ended June 30, 2017 due to derivative liabilities. As of June 30, 2017 and December 31, 2016, the Company had outstanding convertible notes payable of $7,949,288 and $6,650,484, net of unamortized discounts of $2,429,074 and $1,920,571, respectively. The outstanding convertible notes of the Company are unsecured, bear interest between 6% and 12% per annum, mature between October 2017 and June 2020 and are convertible at variable rates between $0.06 and $0.15 per share and at rates between 60% and 65% of the quoted market price of the Company’s common stock. All notes that were convertible during the six months ended June 30, 2017 were accounted for as derivative liabilities until the final resolution of outstanding variable conversion debt instruments (see Note 6). Aggregate amortization of the debt discounts on convertible debt for the six months ended June 30, 2017 and 2016 was $629,353 and $517,227, respectively.

During the six months ended June 30, 2017, the Company incurred loan default and standstill expenses added to debt principal of $98,849.

During the six months ended June 30, 2017, holders of convertible notes payable elected to convert a total of $1,889,616 in principal and $47,071 in accrued interest into a total of 29,403,968 shares of the Company’s common stock.

Nonconvertible Debt

As of June 30, 2017 and December 31, 2016, the Company had outstanding notes payable to former affiliates of the Company of $463,185. These notes payable of the Company are unsecured, bear no interest and are due on demand.

Accounts Payable
During the six months ended June 30, 2017, The Company recognized a gain on settlement of accounts payable of $51,835 due to the settlement of an outstanding professional fee payable with a third party vendor.

NOTE 6: DERIVATIVE LIABILITIES

During the six months ended June 30, 2017, eight convertible notes issued by the Company became convertible and qualified as derivative liabilities under Financial Accounting Standards Board (FASB) Accounting Series Codification 815, Derivatives (ASC 815).

During the six months ended June 30, 2017, debt holders of the convertible debt that tainted the convertible instrument pool and required all outstanding convertible debt, nonemployee common stock options and common stock warrants to be accounted for as derivative liabilities under ASC 815, converted the remaining balances, resulting in the pool no longer being tainted as all remaining convertible instruments have fixed conversion amounts.

Additionally, During July 2017, the Company elected to early adopt the provisions of FASB Accounting Series Update 2017-11 (ASU 2017-11) effective July 1, 2017. ASU 2017-11 revises the guidance for instruments with down round features in Subtopic 815-40, Derivatives and Hedging—Contracts in Entity’s Own Equity, which is considered in determining whether an equity-linked financial instrument qualifies for a scope exception from derivative accounting. If an entity qualifies for the scope exception, freestanding instruments with down round features are no longer classified as liabilities and embedded conversion options with down round features are no longer bifurcated. As a result of the early adoption, 310,863 outstanding warrants containing down round features were afforded equity classification as of June, 30, 2017.

As of June 30, 2017 and December 31, 2016, the aggregate fair value of the outstanding derivative liabilities was $0 and $18,028,611, respectively. For the six months ended June 30, 2017 and 2016, the net gain on the change of fair value was $4,825,687 and $34,124,945, respectively.

The Company estimated the fair value of the derivative liabilities using the Black-Scholes option pricing model using the following range of key assumptions during the three months ended June 30, 2017

Expected dividends	-%
Expected term (years)	0.25 – 5.00
Volatility	48% - 353%
Risk-free rate	0.50% - 1.93%

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

The following table sets forth by level with the fair value hierarchy the Company’s assets and liabilities measured at fair value as of June 30, 2017 and December 31, 2016:

	Level 1	Level 2	Level 3	Total
June 30, 2017:
Liabilities:
Derivative financial instruments	$-	$-	$-	$-

December 31, 2016:
Liabilities:
Derivative financial instruments	$-	$-	$18,028,611	$18,028,611

The below table presents the change in the fair value of the derivative liabilities during the six months ended June 30, 2017:

Fair value as of December 31, 2016	$18,028,611
Fair value on the dates of issuance recorded as debt discounts	1,105,486
Extinguishment of liability to equity due to conversions	(1,655,656)
Extinguishment of liability to equity due to release from ASC 815	(12,652,754)
Change in fair value of derivatives	(4,825,687)
Fair value as of June 30, 2017	$-

NOTE 7: EQUITY TRANSACTIONS

Common Stock

During the six months ended June 30, 2017, the Company issued a total of 29,403,968 shares of common stock for the conversion of $1,936,687 in convertible note principal and accrued interest.

During the six months ended June 30, 2017, the Company issued 1,000,000 shares of common stock for a debt transfer expense valued at $127,400.

During the six months ended June 30, 2017, the Company issued 1,000,000 shares of common stock for conversion of $99,970 in related party short-term notes payable and recognized $27,430 loss on settlement of related party note payable.

During the six months ended June 30, 2017, the Company issued a total of 8,000,000 shares of common stock for a total of $1,000,000 in accrued wages to two officers and directors.

Common Stock Options

A summary of common stock option activity for the six months ended June 30, 2017 is as follows:

		Weighted	Weighted
		Average	Average
	Options	Exercise Price	Remaining Term
Outstanding - December 31, 2016	685,713	$4.52	2.62
Granted	-	-	-
Expired	-	-	-
Exercised	-	-	-
Outstanding – June 30, 2017	685,713	$4.52	1.22

Exercisable – June 30, 2017	685,713	$4.52	1.22

The intrinsic value of the exercisable options as of June 30, 2017 was $0.

Common Stock Warrants

The following table presents the common stock warrant activity during the six months ended June 30, 2017:

		Weighted	Weighted
		Average	Average
	Warrants	Exercise Price	Remaining Term
Outstanding - December 31, 2016	7,314,423	$0.60	3.12
Granted	72,497	0.15	4.99
Forfeited/expired	(38,571)	1.75	-
Exercised	-	-	-
Outstanding – June 30, 2017	7,348,349	$0.40	2.66

Exercisable – June 30, 2017	7,348,349	$0.40	2.66

The intrinsic value of the exercisable warrants as of June 30, 2017 was $2,306,410.

NOTE 8: SUBSEQUENT EVENTS

On August 1, 2017 a Florida judge overruled a jurys verdict and found the company not guilty of any wrongdoing in the case of Soffin v’s Clean Coal Technologies Inc. He also reversed the financial award of $121,000 that was previously made against the company.  The company will reflect this reversal and credit back to our expense line in the next quarterly filings. As at filing date the company is assessing whether to claim all legal costs form the plaintiff following this seven year legal case.

In July 2017, following lengthy discussions with a vendor a mutual release was signed that released the company from paying $471,000 that was previously recorded in the company’s books and records. This reversal will be booked and reflected in the next quarter financials.

In July 2017, the company engaged in an additional funding agreement with Black Diamond Financial Group for $275,000.  This advancement was made under the same terms as the previous advancements under Series E

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

Our second process, called Pristine-M, is a low-cost coal dehydration technology. In tests, this process has succeeded in drying coal cheaply and stabilizing it using volatile matter released by the feed coal. Our coal testing plant has now been constructed and the testing has been successfully been completed at the test facility at the AES coal power utility in Oklahoma. The testing process lasted from December 2015 to April 2016 and were successful. The company has now decided to restart the test facility and run additional tests that have been specifically asked for by the US government and domestic and international clients. These tests will commence in August 2017 and run through October 2017.

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
The end processed product is a dust free product which addresses several of the environmental concerns around transportation of coal.
•
Cost savings and environmental impact reduction. Our pre-combustion solution is much less expensive than post-combustion solutions such as emissions scrubbers.  Not only are the latter prohibitively expensive, they produce coal ash containing the “scrubbed” compounds, which is dumped in toxic waste disposal sites where it may pose continuing environmental risk.  Coal treated using our processes may eliminate the need for post-combustion emissions scrubbers and the resulting toxic ash.

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

Development Status:

Pristine process. Pristine process successfully lab tested on small scale and through advanced computer modeling. As at June 30, 2017 the key parts of this technology has also been successfully tested at the coal power utility at AES in Oklahoma where we successfully ran five months of testing on Pristine M process.

Pristine-M. Construction of the coal testing plant in Oklahoma was completed and testing of the plant commenced in December 2015 and ran through April 2016. As at June 30, 2017 this process was successfully tested with more than 20 test runs completed. This process successfully dehydrated coal by in excess of 80% and increased the BTU output of the coal by 25%. The processed coal was stable dust free. Following specific requests by the US government and US and International clients the company has agreed to restart the facility at the AES location and run additional tests.  These tests will commence in August 2017 and run through October 2017.

Pristine-SA process. Pristine SA process analysis is at a very early stage. Further research and development is expected post completion of the coal testing plant.

Business Outlook

•
Jindal Steel & Power expected to contract first commercial plant in the fourth quarter 2017. Given the successful testing the company is currently in discussions with Jindal. A visit to the test facility when the company restarts in September 2017 is being scheduled with Jindal.

In July 2017 the company engaged in a license agreement with Wyoming New Energy. The terms of the agreement is to license 2 million tons of coal per annum. The license agreement will be signed upon the completion of the design of a commercial unit by Kiewit, our EPC contractor, expected in November 2017. The company will receive an upfront license fee and a royalty payment from Wyoming New Energy upon signing of the agreement.

•
Several multinational corporations have undertaken due diligence on our processes and have visited the coal testing plant in Oklahoma and witnessed it processing coal. Discussions are underway with these corporations to move towards commercialization. In addition to these visits several other clients are scheduling visits to the facility in September 2017 when the test facility is fully operational. These clients are US clients and International clients. As at August 2017, these International clients will come from Taiwan, India, Ukraine and Russia.

•	Visits are being scheduled by the DOE and the US government to the test facility in September 2017.

As at August 2017, there is a technical review underway by the US government assessing our technology and how it can facilitate the rejuvenation of coal in the US.

The environmental focus on coal dust pollution has driven rail companies and coal mines to focus on addressing this issue. The end processed product using Pristine M produces a dust free stable product. This provides a more attractive coal product to transport both on land and via marine ports.

Employees

As of June 30, 2017, we had two full-time executives. President and CEO Robin Eves, Chief Operations Officer and Aiden Neary have written employment agreements. Messrs. Eves and Neary received no compensation for their participation on the Board of Directors.

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

Results of Operations

The following information should be read in conjunction with the financial statements and notes appearing elsewhere in this Report. We have generated limited revenues from inception to date. We are also in advanced discussions with companies, business groups, consortiums in the USA, Asia and Europe to license our technology, which, if successful, could realize limited short-term revenue opportunities from the signing of technology licensing agreements. Royalty revenue is not estimated until approximately 16 -18 months after the signing of the license agreements, currently anticipated in the fourth quarter of fiscal 2017.

For the Three Months Ended June 30, 2017 and June 30, 2016

Revenues

We have generated no revenues for the three months ended June 30, 2017 and 2016. In the third quarter of fiscal 2012, we received an initial license fee of $375,000 from Jindal paid pursuant to the signing of our coal testing plant construction contract. The balance of $375,000 will be due upon the signing of a commercial EPC agreement, anticipated in the fourth quarter of fiscal 2017. We anticipate additional license revenues from Wyoming New Energy in the fourth quarter 2017 following the completion of the commercial design by Kiewit, our EPC contractors.

Operating Expenses

Our operating expenses for the three months ended June 30, 2017 totaled $664,222 compared to $2,153,684 for the three month period in 2016. The primary component of the operating expenses for the three months ended June 30, 2017 was general and administrative expenses, recognizing $480,417 for the three months ended June 30, 2017, compared to $1,538,626 for the three months ended June 30, 2016. The decrease in general administrative is mainly due to recognition $1,355,640 in stock compensation expense related to employee common stock awards during the three months ended June 30, 2016, compared to $0 during the three months ended June 30, 2017. Consulting services expense were $6,505 for the three months ended June 30, 2017, compared to $11,803 for the three months ended June 30, 2016. We also recognized $177,300 and $603,255 in research and development expenses during the three months ended June 30, 2017 and 2016, respectively.

Other Income and Expenses

During the three months ended June 30, 2017, we recognized total other expense of $4,831,603 compared to total other income of $11,548,584 for the three months ended June 30, 2016. The majority of the $16,380,187 decrease is due to a reduction in the gain on change in fair value of derivative liabilities of $16,113,558 during the three months ended June 30, 2017 compared to the three months ended June 30, 2016. Interest, debt extension and standstill expenses increased $266,629 as a result of increased notes payable and debt discount amortization during the three months ended June 30, 2017 compared to the three months ended June 30, 2016.

Net Income/Loss

For the three months ended June 30, 2017, we had net loss of $5,495,825, compared to net income of $9,394,900 for the three months ended June 30, 2016. The $14,890,725 decrease in net income is mainly due to the decrease in other income from derivatives as discussed above, partially offset by the decrease in operating expenses from the comparable 2016 period.

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

For the Six Months Ended June 30, 2017 and June 30, 2016

Revenues

We have generated no revenues for the six months ended June 30, 2017 and 2016. In the third quarter of fiscal 2012, we received an initial license fee of $375,000 from Jindal paid pursuant to the signing of our coal testing plant construction contract. The balance of $375,000 will be due upon the signing of a commercial EPC agreement, anticipated in the fourth quarter of fiscal 2017. We anticipate additional license revenues from Wyoming New Energy in the fourth quarter 2017 following the completion of the commercial design by Kiewit, our EPC contractors.

Operating Expenses

Our operating expenses for the six months ended June 30, 2017 totaled $1,055,188 compared to $8,293,014 for the six month period in 2016. The primary component of the $7,237,826 decrease in operating expenses was a $5,662,840 decrease in expenses for common stock issued for services, officers’ salaries and legal fees. We recorded stock-based compensation consisting of common stock and options issued for services of $4,375,000 and common stock issued for officer salaries and bonus of $1,355,640 for the six months ended June 30, 2016, compared to no common stock issued for salary or bonuses during the six months ended June 30, 2017. We also recognized $177,300 in research and development expenses in the six months ended June 30, 2017, compared to $1,495,348 in the six months ended June 30, 2016.

Other Income and Expenses

During the six months ended June 30, 2017, we recognized total other income of $3,437,459, compared to total other income of $31,662,823 for the six months ended June 30, 2016. The majority of the $28,225,364 decrease is due to a decrease in gain on change in fair value of derivative liabilities of $29,299,258 during the six months ended June 30, 2017, compared to the six months ended June 30, 2016. Additionally, there was an increase of $1,073,894 in interest expense, debt extension and standstill expense as a result of past due notes for the six months ended June 30, 2017 compared to the six months ended June 30, 2016.

Net Income/Loss

For the six months ended June 30, 2017, we had net income of $2,382,271, compared to net income of $23,369,809 for the six months ended June 30, 2016. The $20,987,538 decrease in net income is mainly due to the $28,225,364 decrease in other income, partially offset by the $7,237,826 decrease in operating expenses, as discussed above.

We anticipate losses from operations will increase during the next six months due to costs associated with moving the test plant to a permanent location in Wyoming, as well as anticipated increased payroll expenses as we add necessary staff and increases in legal and accounting expenses associated with maintaining a reporting company. We expect that we will continue to have net losses from operations until revenues from operating facilities become sufficient to offset operating expenses, unless we are successful in the sale of licenses for our technology once the testing is complete.

Liquidity and Capital Resources

We have generated minimal revenues since inception. We have obtained cash for operating expenses through advances and/or loans from affiliates and stockholders, the sale of common stock, the issuance of loans and convertible debentures

Net Cash Used in Operating Activities. Our primary source of operating cash during the six months ended June 30, 2017, was borrowings on related party debt, third party debt and convertible debt. Our primary uses of funds in operations were the completion of the construction of the test facility including the testing of the plant, the payment of professional and consulting fees and general operating expenses.

Net cash used in operating activities, was $1,324,330 for the six months ended June 30, 2017 compared to net cash used of $1,795,304 for the same period in 2016. Adjustment items to reconcile net income to net cash used in operating activities for the six months ended June 30, 2017 totaled $3,994,490 and consisted of gain on settlement of accounts payable of $51,835, loss on settlement of related party debt of $27,430, amortization of debt discounts of $629,353, debt settlement and modification expenses of $98,849, stock for debt transfer fees of $127,400 and a $4,825,687 gain on the change in the fair value of derivative liabilities.

Net Cash Used In Investing Activities. Net cash used in investing activities for the six months ended June 30, 2017 and 2016 was $0.

Net Cash Provided by Financing Activities. Net cash provided by financing activities during the six months ended June 30, 2017 totaled $1,290,953, compared to $1,688,359 for the six months ended June 30, 2016, offset by payments on convertible debts of $25,000. Net cash provided by financing activities consisting of borrowings on convertible debt of $1,215,943, net of original issue discounts and borrowings on related party notes of $130,010, offset by payments on related party notes of $30,000 for the six months ended June 30, 2017. During the six months ended June 30, 2016, borrowings on debt and convertible debt were $1,910,000, net of original issue discounts, borrowings on related party notes of $ $26,000 offset by payments on related party notes of $1,000 and payments on convertible debt were $246,641.

Cash Position and Outstanding Indebtedness

At June 30, 2017, we had $67,067 in current assets, consisting of all cash and $11,079,988 in liabilities which consist of $5,559,774 in current liabilities and $5,520,214 in long-term liabilities. Current liabilities consist primarily of accounts payable, accounts payable to related parties, accrued liabilities, short-term debt, related party debt and derivative liabilities.

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

Our working capital deficit at June 30, 2017 and December 31, 2016 was $5,492,707 and $25,641,827, respectively.

Contractual Obligations and Commitments

The following table summarizes our contractual cash obligations and other commercial commitments at June 30, 2017.

	Payments due by period
	Total	Less than 1 year	1 to 3 years	3 to 5 years	After 5 years
Facility lease (1)	$200	$200	$-	$-	$-
Principal payments on debt and convertible debt	5,531,952	-	5,531,952	-	-
Total contractual cash obligations	$5,531,952	$-	$5,531,952	$-	$-

(1)	Our New York office lease was converted to that of a satellite support office in February 2016 at a monthly rate of $200 per month. It is on a month to month basis.

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

Construction of the test plant in Oklahoma was completed in December 2015 and testing was completed in April 2016. For the six months to June 30, 2017 the company paid $177,300 as part of the preparation of the restart of testing at the AES facility and is recorded in our books under Research and Development. The test plant completed commissioning and commenced testing in December 2015. Testing was successfully completed in April 2016. The company is currently restarting the test facility to run additional client requested tests. This will run from August 2017 to October 2017. Following the completion of the additional tests the company will move the facility to a permanent location in Wyoming.

Based on our current operational costs and including the capital requirements for our project deployments, we estimate we will need a total of approximately $2,000,000 to fund the Company for the balance of fiscal year 2017 and an additional $5,000,000 to continue for the following fiscal year (2018) or until an initial commercial plant is up and running.

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

ITEM 4. CONTROLS AND PROCEDURES

As of June 30, 2017, we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Exchange Act Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended. Based on this evaluation, management concluded that our financial disclosure controls and procedures were not effective due to our limited internal resources and lack of ability to have multiple levels of transaction review. There is a lack of appropriate segregation of duties within the Company, there is no management oversight, no control documentation being produced, and no one to review control documentation if it was being produced. As of June 30, 2016, we had two full time officers of the company.

There were no changes in disclosure controls and procedures that occurred during the period covered by this report that have materially affected, or are reasonably likely to materially effect, our disclosure controls and procedures. We do not expect to implement any changes to our disclosure controls and procedures until there is a significant change in our operations or capital resources.

PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

We were named as a defendant in a lawsuit filed by a shareholder in the 15th Judicial Circuit Court in and for West Palm Beach County, Florida, Case No. 50 2010CA 028706XXXX MB on or about November 24, 2010. The Company has vigorously defended this action that the Company and its litigation counsel regard as absolutely frivolous, baseless and without merit. In April 2017 the court found in favor of the defendant on one count of negligent representation by the company and the company is liable for $121,000 settlement payment. The case against the company on the other two counts was rejected by the jury. On August 1st 2017, a Florida judge overturned the jury verdict and found the company not guilty on all counts and dismissed all payments due by the company to the defendant. The judge also left the opportunity open to the company to claim legal costs from the defendant.

The Company is currently contesting a charge from a vendor claiming $320,000 in charges for work provided at its test facility.  It is the Company’s contention that they have been overcharged by $205,000 based on evidence submitted by third parties and is seeking remediation for this overcharge. As at June 30, 2017 the full charge of $320,000 has been recognized in the company’s books and records.

As part of the separation agreement with Mr. Ponce de Leon, the ex COO of the Company, the Company agreed to pay him his accrued salary of $1,226,711 within two years but agreed to pay him $200,000 by November 2015. As the Company is not yet revenue generating this obligation remains outstanding. This debt will be paid upon receipt of adequate revenue to cover it. As of June 30, 2017 the obligation to Mr. Ponce de Leon is in default.

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

Clean Coal Technologies

Date: August 11, 2017	By:	/s/ Aiden Neary
Aiden Neary
Chief Financial Officer