Form 10-Q
period 2017-09-30
Clean Coal Technologies Inc.
filed 2017-11-09
CIK 1445109

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

FORM 10-Q

(Mark One)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: September 30, 2017

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

(646) 727-4847
(Issuer's telephone number)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), Yes ☒  and (2) has been subject to such filing requirements for the past 90 days.  No ☒

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).   Yes  ☒    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of "large accelerated filer", "accelerated filer", "smaller reporting company" and "emerging growth company" in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐ Accelerated filer ☐ Non-accelerated filer ☒ Smaller reporting company ☐ Emerging growth company ☐

If an emerging growth company, indicate by check mark if the registrant has elected to not use the extended transition period for complying with any new or revisited financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).   Yes  ☐    No  ☒

The number of shares outstanding of Registrant's Common Stock as of November 9, 2017:  141,972,419

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

Clean Coal Technologies, Inc.
Balance Sheets
(Unaudited)

	September 30,	December 31,
	2017	2016
ASSETS
Current Assets
Cash	$9,003	$100,444
Total Current Assets	9,003	100,444

Total Assets	$9,003	$100,444

LIABILITIES AND STOCKHOLDERS' DEFICIT
Current Liabilities
Accounts payable	$1,275,066	$1,956,743
Accrued liabilities	3,736,629	3,878,460
Notes payable	463,185	463,185
Notes payable – related party	8,090	18,050
Customer deposits	100,000	-
Convertible debt, net of unamortized discounts	-	1,397,222
Derivative liabilities	-	18,028,611
Total Current Liabilities	5,582,970	25,742,271

Long-Term Liabilities
Convertible debt, net of unamortized discounts	5,977,099	5,253,262

Total Liabilities	11,560,069	30,995,533

Stockholders' Deficit:
Common stock, $0.00001 par value; 500,000,000 shares authorized, 141,972,419 and 101,068,451 shares issued and outstanding, respectively	1,419	1,011
Additional paid-in capital	253,841,384	235,702,112
Accumulated deficit	(265,393,869)	(266,598,212)
Total Stockholders' Deficit	(11,551,066)	(30,895,089)
Total Liabilities and Stockholders' Deficit	$9,003	$100,444

The accompanying notes are an integral part of these unaudited financial statements.

Clean Coal Technologies, Inc.
Statements of Operations
(Unaudited)

	Three Months Ended		Nine months Ended
	September 30,		September 30,
	2017	2016	2017	2016

Operating Expenses:
General and administrative	$581,651	$896,724	$1,500,781	$3,283,321
Research and development	626,131	-	803,431	1,495,348
Consulting services	3,031	-	13,624	4,411,069
Gain on settlement of accounts payable	(477,297)	-	(529,132)	-

Loss from Operations	(733,516)	(896,724)	(1,788,704)	(9,189,738)

Other Income (Expenses):
Interest expense	(565,412)	(855,379)	(1,699,961)	(1,810,695)
Debt default, standstill, settlement and transfer expenses	-	(166,394)	(253,679)	(1,673,200)
Gain on litigation settlement	121,000	-	121,000	-
Gain (loss) on change in fair value of derivative liabilities	-	24,072,316	4,825,687	58,197,261
Total Other Income (Expenses)	(444,412)	23,050,543	2,993,047	54,713,366

Net Income (Loss)	$(1,177,928)	$22,153,819	$1,204,343	$45,523,628

Net income (loss) per share - basic	$(0.01)	$0.28	$0.01	$0.62

Weighted average shares outstanding - basic	148,713,486	79,417,299	124,340,215	73,920,002

Net loss per share - diluted	$(0.01)	$(0.01)	$(0.01)	$(0.07)

Weighted average shares outstanding - diluted	148,713,486	179,630,437	221,446,478	182,046,744

The accompanying notes are an integral part of these unaudited financial statements.

Clean Coal Technologies, Inc.
Statements of Cash Flows
(Unaudited)

	Nine months Ended
	September 30,
	2017	2016
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$1,204,343	$45,523,628
Adjustment to reconcile net income to net cash used in operating activities:
Amortization of debt discounts	956,321	1,142,865
Shares issued for management bonus	194,700	-
Shares issued for debt transfer fees	127,400	-
Shares issued for services	-	6,927,686
Shares issued for standstill fees	-	1,608,679
Gain on change in fair value of derivative liabilities	(4,825,687)	(58,197,261)
Loss on settlement of related debt	27,430	-
Gain on settlement of account payable	(529,132)
Gain on litigation settlement	(121,000)
Debt issued for default and standstill fees	98,849	77,492
Changes in operating assets and liabilities:
(Decrease) increase in accounts payable	(152,545)	499,952
Increase in customer deposits	100,000	-
Increase in accrued expenses	945,765	387,843
Net Cash Used in Operating Activities	(1,973,556)	(2,029,116)

CASH FLOWS FROM INVESTING ACTIVITIES:	-	-

CASH FLOWS FROM FINANCING ACTIVITIES:
Borrowings on convertible debt, net of original issue discounts	1,817,105	2,053,603
Borrowings on related party debt	130,010	100,000
Borrowings on debt, net of original issue discounts	-	32,450
Payments on related party debt	(40,000)	(1,000)
Payments on convertible debt	(25,000)	(277,891)
Net Cash Provided by Financing Activities	1,882,115	1,907,162

NET CHANGE IN CASH AND CASH EQUIVALENTS	(91,441)	(121,954)
CASH AND CASH EQUIVALENTS - beginning of period	100,444	123,066
CASH AND CASH EQUIVALENTS - end of period	$9,003	$1,112

SUPPLEMENTAL DISCLOSURES:
Cash paid for interest	$-	$37,499
Cash paid for income taxes	-	-

NON-CASH INVESTING AND FINANCING ACTIVITIES:
Debt discounts due to derivative liabilities	$1,105,486	$1,975,986
Common stock issued for convertible debt and interest	1,936,687	446,845
Common stock issued for settlement of related party debt	99,970	-
Reclassification of derivatives to equity upon conversion	1,655,656	428,257
Reclassification of derivatives to equity upon release from tainting	12,652,754	-
Beneficial conversion feature on convertible debt	445,083	-
Accrued wages converted to common stock	1,000,000	500,000
Accrued interest transferred to debt	-	75,000
Accrued cash restructuring fees	80,490	54,180
Common stock cancelled and reissued to a third party	-	4

The accompanying notes are an integral part of these unaudited financial statements.

Clean Coal Technologies, Inc.
Notes to Financial Statements
(Unaudited)

NOTE 1: BASIS OF PRESENTATION

The accompanying unaudited interim financial statements of Clean Coal Technologies, Inc. ("Clean Coal", the "Company") have been prepared in accordance with accounting principles generally accepted in the United States of America and the rules of the Securities and Exchange Commission, and should be read in conjunction with the audited financial statements and notes thereto contained in Clean Coal's Annual Report on Form 10-K filed with the SEC. In the opinion of management, the accompanying unaudited interim financial statements reflect all adjustments, consisting of normal recurring adjustments, necessary to present fairly the financial position and the results of operations for the interim period presented herein. The results of operations for interim periods are not necessarily indicative of the results to be expected for the full year or for any future period. Notes to the financial statements which would substantially duplicate the disclosure contained in the audited financial statements for fiscal 2016 as reported in the Form 10K have been omitted.

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

For the nine months ended September 30, 2017, the dilutive effect of the outstanding warrant conversion options was no shares and the dilutive effect of the outstanding convertible debt was 97,106,263 shares, with a reduction to net income of $3,146,147. For the three months ended September 30, 2017, all potentially dilutive instruments were excluded from the calculation of diluted net loss per share as their inclusion would have been anti-dilutive.

For the nine months ended September 30, 2016, the dilutive effect of the outstanding common stock options was 0 shares, common stock warrants was 1,929,814 shares, the dilutive effect of the outstanding warrant conversion options was 27,553,046 shares and the dilutive effect of the outstanding convertible debt was 78,643,882 shares, with a reduction to net income of $57,529,457. For the three months ended September 30, 2016, the dilutive effect of the outstanding common stock options was 0 shares, common stock warrants was 1,347,259 shares, warrant conversion options was 20,476,600 shares and convertible debt was 78,389,279 shares with a reduction to net income of $20,464,270.

NOTE 2: GOING CONCERN

The accompanying financial statements have been prepared on a going concern basis of accounting which contemplates continuity of operations, realization of assets, liabilities, and commitments in the normal course of business. The accompanying financial statements do not reflect any adjustments that might result if Clean Coal is unable to continue as a going concern. Clean Coal has an accumulated deficit and a working capital deficit as of September 30, 2017 with no significant revenues anticipated for the near term. Management believes Clean Coal will need to raise capital in order to operate over the next 12 months. As shown in the accompanying financial statements, Clean Coal has also incurred significant losses from operations since inception. Clean Coal's continuation as a going concern is dependent upon its ability to generate sufficient cash flow to meet its obligations on a timely basis and ultimately to attain profitability. Clean Coal has limited capital with which to pursue its business plan. There can be no assurance that Clean Coal's future operations will be significant and profitable, or that Clean Coal will have sufficient resources to meet its objectives. These conditions raise substantial doubt as to Clean Coal's ability to continue as a going concern. Management may pursue either debt or equity financing or a combination of both, in order to raise sufficient capital to meet Clean Coal's financial requirements over the next twelve months and to fund its business plan. There is no assurance that management will be successful in raising additional funds.

NOTE 3: RESEARCH AND DEVELOPMENT

Research and development consists of costs incurred related to the construction and testing of a 2-ton/hour test plant in Oklahoma. The estimated cost of moving the test facility to a permanent location and have it reassembled is $750,000. In quarter four 2015, the test plant was commissioned and testing of the plant started. Testing was successfully completed in April 2016. Following discussions with the US Government and with both domestic and international clients the company decided to restart the test facility in order to run specific additional tests at clients and US governments request. The test facility was prepared for testing in August 2017 and testing commenced in October 2017. The test facility was restarted for three specific reasons. Firstly to complete additional detailed tests, secondly to upgrade aspects of the process to further increase the British Thermal Unit value of the beneficiated coal and finally to enable Kiewit, our EPC contractors, to use the process of running the test facility to enable them improve their design of a commercial unit.  The Company plans on arranging for the plant to be moved to a permanent location in Wyoming in November 2017. Several potential locations for the test plant to be moved to have been visited and the company is working with local government and elected officials to determine the most appropriate location. During the nine months ended September 30, 2017 and 2016, we incurred $803,431 and $1,495,348 in research and development expenses, respectively. These costs are primarily related to the preparation of the test facility to restart the final additional tests.

NOTE 4: RELATED PARTY TRANSACTIONS

Accruals for salary and bonuses to officers and directors are included in accrued liabilities in the balance sheets and totaled $1,800,826 and $2,660,697 as of September 30, 2017 and December 31, 2016, respectively. During the nine months ended September 30, 2017, officers and directors elected to convert $1,000,000 in accrued wages into 8,000,000 shares of the Company's common stock.

During the nine months ended September 30, 2017, officers of the company advanced $130,010 to the Company to cover short-term financing needs and the Company repaid an officer $40,000.  The short-term loans are due on demand, do not accrue interest and are unsecured. Also during the nine months ended September 30, 2017, an officers and director elected to forgive a total amount of $99,970 short-term loans and receive 1,000,000 shares of the Company's common stock with a fair value of $127,400. As a result, a total of $27,430 loss on settlement of related party loans was recognized in current period. Notes payable to related parties total $8,090 and $18,050 as of September 30, 2017 and December 31, 2016, respectively.

During the nine months ended September 30, 2017, the Company issued a total of 1,500,000 shares of common stock for a signing bonus to two officers and directors valued at $194,700.

NOTE 5: DEBT

Convertible Debt

During the nine months ended September 30, 2017, the Company borrowed an aggregate of $1,817,105, net of original issue discounts and fees of $32,385, under convertible notes payable. Additional discounts of $1,105,486 were recognized during the nine months ended September 30, 2017 due to derivative liabilities. As of September 30, 2017 and December 31, 2016, the Company had outstanding convertible notes payable of $8,524,288 and $6,650,484, net of unamortized discounts of $2,547,189 and $1,920,571, respectively. The outstanding convertible notes of the Company are unsecured, bear interest between 6% and 12% per annum, mature between November 2018 and September 2020 and are convertible at fixed rates between $0.06 and $0.15 per share and at rates between 60% and 65% of the quoted market price of the Company's common stock. All notes that were convertible during the nine months ended September 30, 2017 were accounted for as derivative liabilities until the final resolution of outstanding variable conversion debt instruments on June 30, 2017 (see Note 6). Aggregate amortization of the debt discounts on convertible debt for the nine months ended September 30, 2017 and 2016 was $956,321 and $1,142,865, respectively.

Three of the above referenced convertible notes payable are convertible at $0.06 per share, which was a discount to the market price on the date of issuance. As such, a total of $445,083 was recognized as a beneficial conversion feature and is being amortized to interest expense over the life of the respective convertible notes payable. Amortization expense related to the beneficial conversion features was $20,421 during the nine months ended September 30, 2016.

During the nine months ended September 30, 2017, the Company incurred loan default and standstill expenses added to debt principal of $98,849.

During the nine months ended September 30, 2017, holders of convertible notes payable elected to convert a total of $1,889,616 in principal and $47,071 in accrued interest into a total of 29,403,968 shares of the Company's common stock.

Nonconvertible Debt

As of September 30, 2017 and December 31, 2016, the Company had outstanding notes payable to former affiliates of the Company of $463,185. These notes payable of the Company are unsecured, bear no interest and are due on demand.

Accounts Payable

During the nine months ended September 30, 2017, The Company recognized a gain on settlement of accounts payable of $529,132 due to the settlement of outstanding professional and service fees payable with third party vendors.

NOTE 6: DERIVATIVE LIABILITIES

During the nine months ended September 30, 2017, eight convertible notes issued by the Company became convertible and qualified as derivative liabilities under Financial Accounting Standards Board (FASB) Accounting Series Codification 815, Derivatives (ASC 815).

During the nine months ended September 30, 2017, debt holders of the convertible debt that tainted the convertible instrument pool and required all outstanding convertible debt, nonemployee common stock options and common stock warrants to be accounted for as derivative liabilities under ASC 815, converted the remaining balances, resulting in the pool no longer being tainted as all remaining convertible instruments have fixed conversion amounts.

Additionally, during July 2017, the Company elected to early adopt the provisions of FASB Accounting Series Update 2017-11 (ASU 2017-11) effective July 1, 2017. ASU 2017-11 revises the guidance for instruments with down round features in Subtopic 815-40, Derivatives and Hedging—Contracts in Entity's Own Equity, which is considered in determining whether an equity-linked financial instrument qualifies for a scope exception from derivative accounting. If an entity qualifies for the scope exception, freestanding instruments with down round features are no longer classified as liabilities and embedded conversion options with down round features are no longer bifurcated. The adoption of ASU 2017-11 did not have a material impact on its financial statements.

As of September 30, 2017 and December 31, 2016, the aggregate fair value of the outstanding derivative liabilities was $0 and $18,028,611, respectively. For the nine months ended September 30, 2017 and 2016, the net gain on the change of fair value was $4,825,687 and $58,197,261, respectively.

The Company estimated the fair value of the derivative liabilities using the Black-Scholes option pricing model using the following range of key assumptions during the nine months ended September 30, 2017

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

The following table sets forth by level with the fair value hierarchy the Company's assets and liabilities measured at fair value as of September 30, 2017 and December 31, 2016:

	Level 1	Level 2	Level 3	Total
September 30, 2017:
Liabilities:
Derivative financial instruments	$-	$-	$-	$-

December 31, 2016:
Liabilities:
Derivative financial instruments	$-	$-	$18,028,611	$18,028,611

The below table presents the change in the fair value of the derivative liabilities during the nine months ended September 30, 2017:

Fair value as of December 31, 2016	$18,028,611
Fair value on the dates of issuance recorded as debt discounts	1,105,486
Extinguishment of liability to equity due to conversions	(1,655,656)
Extinguishment of liability to equity due to release from ASC 815	(12,652,754)
Change in fair value of derivatives	(4,825,687)
Fair value as of September 30, 2017	$-

NOTE 7: EQUITY TRANSACTIONS

Common Stock and Additional Paid-in Capital

During the nine months ended September 30, 2017, the Company issued a total of 29,403,968 shares of common stock for the conversion of $1,936,687 in convertible note principal and accrued interest.

During the nine months ended September 30, 2017, the Company issued 1,000,000 shares of common stock for a debt transfer expense valued at $127,400.

During the nine months ended September 30, 2017, the Company issued 1,000,000 shares of common stock for conversion of $99,970 in related party short-term notes payable and recognized $27,430 loss on settlement of related party note payable.

During the nine months ended September 30, 2017, the Company issued a total of 8,000,000 shares of common stock for a total of $1,000,000 in accrued wages to two officers and directors.

During the nine months ended September 30, 2017, the Company issued a total of 1,500,000 shares of common stock for a signing bonus to two officers and directors valued at $194,700.

During the nine months ended September 30, 2017, the Company issued three convertible notes payable, convertible at $0.06 per share, which was a discount to the market price on the date of issuance. As such, a total of $445,083 was recognized as a beneficial conversion feature, with the offsetting entry to additional paid-in capital.

Common Stock Options

A summary of common stock option activity for the nine months ended September 30, 2017 is as follows:

		Weighted	Weighted
		Average	Average
	Options	Exercise Price	Remaining Term
Outstanding - December 31, 2016	685,713	$4.52	2.62
Granted	-	-	-
Expired	-	-	-
Exercised	-	-	-
Outstanding – September 30, 2017	685,713	$4.52	1.04

Exercisable – September 30, 2017	685,713	$4.52	1.04

The intrinsic value of the exercisable options as of September 30, 2017 was $0.

Common Stock Warrants

The following table presents the common stock warrant activity during the nine months ended September 30, 2017:

		Weighted	Weighted
		Average	Average
	Warrants	Exercise Price	Remaining Term
Outstanding - December 31, 2016	7,314,423	$0.41	3.12
Granted	72,497	0.15	4.99
Forfeited/expired	(38,571)	1.75	-
Exercised	-	-	-
Outstanding – September 30, 2017	7,348,349	$0.40	2.41

Exercisable – September 30, 2017	7,348,349	$0.40	2.41

The intrinsic value of the exercisable warrants as of September 30, 2017 was $0.

NOTE 8: CUSTOMER DEPOSIT

During July 2017, the Company entered into a non-binding agreement to explore the opportunity of engaging in a license of Clean Coal Pristine M technology. As part of the non-binding agreement, in September 2017, the Company received a non-refundable deposit of $100,000, subject to application to any future license agreement. The license agreement is for 2 million ton per annum agreement. Remainder of the license fee will be due upon the signing of a definitive license agreement expected in the first quarter of 2018.

NOTE 9: GAIN ON SETTLEMENT OF LITIGATION, EXTINGUISHMENT OF ACCOUNTS PAYABLE AND DEBT

Accrued litigation expense

On August 1, 2017 a Florida judge overruled a jury verdict and found the Company not guilty of any wrongdoing in the case of Soffin v's Clean Coal Technologies Inc., including the $121,000 previously issued award. As such, the previously accrued estimated settlement of $121,000 was recorded as a gain on litigation settlement during the nine months ended September 30, 2017.

Accounts payable

During the three months ended September 30, 2017, the Company was able to negotiate balance reductions on two  vendors, one for $51,835 and one for $5,531 and following lengthy discussions with another vendor, a mutual release was signed that released the Company from paying $471,765 that was previously recorded in the Company's accrued expenses balance. The total amount of $529,132 amount was recorded as a gain on settlement of accounts payable during the nine months ended September 30, 2017.

NOTE 10: SUBSEQUENT EVENTS

In October 2017, a further $465,000 was advanced under the Series E Notes from Black Diamond Financial Group. The Series E Notes are due in three years, accrue interest at 12% per annum, are unsecured and convertible into common stock of the Company at the option of the holder for $0.06 per share.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

FORWARD-LOOKING STATEMENTS AND FACTORS THAT MAY AFFECT FUTURE RESULTS

This Quarterly Report on Form 10-Q contains forward-looking statements that involve risks and uncertainties, as well as assumptions that, if they do not materialize or prove correct, could cause our results to differ materially from those expressed or implied by such forward-looking statements. All statements other than statements of historical fact are statements that could be deemed forward-looking statements, including, but not limited to, statements concerning: our plans, strategies and objectives for future operations; new products or developments; future economic conditions, performance or outlook; the outcome of contingencies; expected cash flows or capital expenditures; our beliefs or expectations; activities, events or developments that we intend, expect, project, believe or anticipate will or may occur in the future; and assumptions underlying any of the foregoing. Forward-looking statements may be identified by their use of forward-looking terminology, such as "believes," "expects," "may," "should," "would," "will," "intends," "plans," "estimates," "anticipates," "projects" and similar words or expressions. You should not place undue reliance on these forward-looking statements, which reflect our management's opinions only as of the date of the filing of this Quarterly Report on Form 10-Q and are not guarantees of future performance or actual results

Overview
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

Our second process, called Pristine-M, is a low-cost coal dehydration technology. In tests, this process has succeeded in drying coal cheaply and stabilizing it using volatile matter released by the feed coal. Our coal testing plant has now been constructed and the testing has successfully been completed at the test facility at the AES coal power utility in Oklahoma. The testing process lasted from December 2015 to April 2016 and was successful. The company decided to restart the test facility and run additional tests that have been specifically asked for by the US government and domestic and international clients. Preparation of the facility for these tests commenced in August 2017 with test results expected to be made public in November 2017 after they have been discussed and reviewed by the parties that requested them.

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

•
Cost savings and environmental impact reduction. Our pre-combustion solution is much less expensive than post-combustion solutions such as emissions scrubbers.  Not only are the latter prohibitively expensive, they produce coal ash containing the "scrubbed" compounds, which is dumped in toxic waste disposal sites where it may pose continuing environmental risk.  Coal treated using our processes may eliminate the need for post-combustion emissions scrubbers and the resulting toxic ash.

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

•
Energy Independence.  To the extent that volatile matter is removed from coal, coal's use as an energy resource is greatly improved, enabling the United States and other coal-rich countries to move towards energy independence owing to coal's greater abundance.

Development Status:

Pristine process. Pristine process successfully lab tested on small scale and through advanced computer modeling. As at September 30, 2017 the key parts of this technology has also been successfully tested at the coal power utility at AES in Oklahoma where we successfully ran five months of testing on Pristine M process.

Pristine-M. Construction of the coal testing plant in Oklahoma was completed and testing of the plant commenced in December 2015 and ran through April 2016. As at September 30, 2017 this process was successfully tested with more than 20 test runs completed. This process successfully dehydrated coal by in excess of 80% and increased the BTU output of the coal by 25%. The processed coal was stable and dust free. Following specific requests by the US government and US and International clients the company has agreed to restart the facility at the AES location and run additional tests.  The facility was prepped for testing in August 2017 and results are expected to be made public in November 2017 following review by the clients that requested the additional tests.

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

In July 2017 the company executed a non binding MOU with Wyoming New Energy. The terms of the MOU is to license 2 million tons of coal per annum in Wyoming. The license agreement will be signed upon the completion of the design of a commercial unit by Kiewit, our EPC contractor, expected early in Q1 2018. The company will receive an upfront license fee and a royalty payment from Wyoming New Energy upon signing of the agreement.  In advance of the signing of the license agreement Wyoming New Energy advanced $100,000 as a non refundable deposit that will be applied to the license fee upon signing of the license agreement.

•
Several multinational corporations have undertaken due diligence on our processes and have visited the coal testing plant in Oklahoma and witnessed it processing coal. Discussions are underway with these corporations to move towards commercialization. In addition to these visits several other clients have visited the facility in October 2017 when the test facility was fully operational. These clients were US clients and International clients.

•	Visits are being scheduled by the DOE and the US government to the test facility in early November 2017.

As at November 2017, there is a technical review underway by the US government assessing our technology and how it can facilitate the rejuvenation of coal in the US.

The environmental focus on coal dust pollution has driven rail companies and coal mines to focus on addressing this issue. The end processed product using Pristine M produces a dust free stable product. This provides a more attractive coal product to transport both on land and via marine ports.

The company signed an MOU with University of Wyoming in October 2017  where the University of Wyoming agrees to assist the company in the promotion of technical cooperation, facilitation of research and development , the development of networks and business development of coal conversion technologies domestically in the US and internationally.

Employees

As of September 30, 2017, we had two full-time executives. President and CEO Robin Eves, Chief Operations Officer and Aiden Neary have written employment agreements. Messrs. Eves and Neary received no compensation for their participation on the Board of Directors.

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

Results of Operations

The following information should be read in conjunction with the financial statements and notes appearing elsewhere in this Report. We have generated limited revenues from inception to date. We are also in advanced discussions with companies, business groups, consortiums in the USA, Asia and Europe to license our technology, which, if successful, could realize limited short-term revenue opportunities from the signing of technology licensing agreements. Royalty revenue is not estimated until approximately 16 -18 months after the signing of the license agreements, currently anticipated in the fourth quarter of fiscal 2018.

For the Three Months Ended September 30, 2017 and September 30, 2016

Revenues

We have generated no revenues for the three months ended September 30, 2017 and 2016. In the third quarter of fiscal 2012, we received an initial license fee of $375,000 from Jindal paid pursuant to the signing of our coal testing plant construction contract. The balance of $375,000 will be due upon the signing of a commercial EPC agreement, anticipated in the fourth quarter of fiscal 2017. During the third quarter of 2017, we received a customer deposit of $100,000 towards license revenues from Wyoming New Energy. At September 30, 2017, the $100,000 is recorded as a customer deposit payable until license acceptance and delivery.

Operating Expenses

Our operating expenses for the three months ended September 30, 2017 totaled $733,516 compared to $896,724 for the three month period in 2016. The primary component of the operating expenses for the three months ended September 30, 2017 was general and administrative expenses, recognizing $581,651 for the three months ended September 30, 2017, compared to $896,724 for the three months ended September 30, 2016. The decrease in general administrative is mainly due to recognition of $559,000 in stock compensation expense related to employee common stock awards during the three months ended September 30, 2016, compared to $194,700 during the three months ended September 30, 2017, partially offset by increases in other general and administrative expenses such as professional fees. Consulting services expense were $3,031 for the three months ended September 30, 2017, compared to $0 for the three months ended September 30, 2016. We also recognized $626,131 in research and development expenses and $477,297 in gains on settlement of accounts payable during the three months ended September 30, 2017, compared to none during the three months ended September 30, 2016.

Other Income and Expenses

During the three months ended September 30, 2017, we recognized total other expense of $444,412 compared to total other income of $25,050,543 for the three months ended September 30, 2016. The majority of the decrease is due to a $24,072,316 gain on change in fair value of derivative liabilities during the three months ended September 30, 2016. There were no such gains during the three months ended September 30, 2017. Interest, debt extension and standstill expenses all decreased as a result of decreased notes payable and debt discount amortization during the three months ended September 30, 2017.

Net Income/Loss

For the three months ended September 30, 2017, we had net loss of $1,177,928, compared to net income of $22,153,819 for the three months ended September 30, 2016. The decrease in net income is mainly due to the decrease in other income from derivatives as discussed above, partially offset by the increase in operating expenses from the comparable 2016 period.

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

For the Nine months Ended September 30, 2017 and September 30, 2016

Revenues

We have generated no revenues for the nine months ended September 30, 2017 and 2016. In the third quarter of fiscal 2012, we received an initial license fee of $375,000 from Jindal paid pursuant to the signing of our coal testing plant construction contract. The balance of $375,000 will be due upon the signing of a commercial EPC agreement, anticipated in the fourth quarter of fiscal 2017. During the third quarter of 2017, we received a customer deposit of $100,000 towards license revenues from Wyoming New Energy. At September 30, 2017, the $100,000 is recorded as a customer deposit payable until license acceptance and delivery.

Operating Expenses

Our operating expenses for the nine months ended September 30, 2017 totaled $1,788,704 compared to $9,189,738 for the nine month period in 2016. The primary component of the decrease in operating expenses was a $5,989,516 decrease in expenses for common stock issued for services, officers' salaries and legal fees included in general and administrative and consulting expense. We recorded stock-based compensation consisting of common stock and options issued for services of $21,976 and common stock issued for officer salaries and bonus of $6,927,686 for the nine months ended September 30, 2016, compared to $127,400 of common stock issued for services and $194,700 common stock issued for salary or bonuses during the nine months ended September 30, 2017. We also recognized $803,431 in research and development expenses and $529,132 in gains on settlement of accounts payable in the nine months ended September 30, 2017, compared to $1,495,348 and $0 in the nine months ended September 30, 2016.

Other Income and Expenses

During the nine months ended September 30, 2017, we recognized total other income of $2,993,047, compared to total other income of $54,713,366 for the nine months ended September 30, 2016. The majority of the decrease is due to a decrease in gain on change in fair value of derivative liabilities of $53,371,574 during the nine months ended September 30, 2017, compared to the nine months ended September 30, 2016. Additionally, there was a $110,734 decrease in interest expense and $1,419,521 decrease in debt extension and standstill expense during the nine months ended September 30, 2017.

Net Income/Loss

For the nine months ended September 30, 2017, we had net income of $1,204,343, compared to net income of $45,523,628 for the nine months ended September 30, 2016. The decrease in net income is mainly due to the $51,720,319 decrease in other income, partially offset by the $7,401,034 decrease in operating expenses, as discussed above.

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

Liquidity and Capital Resources

We have generated minimal revenues since inception. We have obtained cash for operating expenses through advances and/or loans from affiliates and stockholders, the sale of common stock, the issuance of loans and convertible debentures

Net Cash Used in Operating Activities. Our primary source of operating cash during the nine months ended September 30, 2017, was borrowings on related party debt, third party debt and convertible debt. Our primary uses of funds in operations were the completion of the construction of the test facility including the testing of the plant, the payment of professional and consulting fees and general operating expenses.

Net cash used in operating activities, was $1,973,556 for the nine months ended September 30, 2017 compared to net cash used of $2,029,116 for the same period in 2016. Adjustment items to reconcile net income to net cash used in operating activities for the nine months ended September 30, 2017 totaled $4,091,540 and consisted of gain on settlement of accounts payable of $529,132, loss on settlement of related party debt of $27,430, amortization of debt discounts of $956,321, debt settlement and modification expenses of $98,849, stock for debt transfer fees of $127,400, stock for management bonus of $194,700, gain on settlement of litigation of $121,000 and a $4,825,687 gain on the change in the fair value of derivative liabilities.

Net Cash Used In Investing Activities. Net cash used in investing activities for the nine months ended September 30, 2017 and 2016 was $0.

Net Cash Provided by Financing Activities. Net cash provided by financing activities during the nine months ended September 30, 2017 totaled $1,882,115, compared to $1,907,162 for the nine months ended September 30, 2016. Net cash provided by financing activities consisting of borrowings on convertible debt of $1,817,105, net of original issue discounts and borrowings on related party notes of $130,010, offset by payments on related party notes of $40,000 and convertible debts of $25,000 for the nine months ended September 30, 2017. During the nine months ended September 30, 2016, borrowings on debt was $32,450 and convertible debt was $2,053,603, net of original issue discounts, offset by $277,891 in payments on convertible debt. During the nine months ended September 30, 2016, borrowings on related party notes was $100,000, offset by payments on related party notes of $1,000.

Cash Position and Outstanding Indebtedness

At September 30, 2017, we had $9,003 in current assets, consisting of all cash and $11,560,069 in liabilities which consist of $5,582,970 in current liabilities and $5,977,099 in long-term liabilities. Current liabilities consist primarily of accounts payable, accounts payable to related parties, accrued liabilities, short-term debt, related party debt and derivative liabilities.

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

Our working capital deficit at September 30, 2017 and December 31, 2016 was $5,573,967 and $25,641,827, respectively.

Contractual Obligations and Commitments

The following table summarizes our contractual cash obligations and other commercial commitments at September 30, 2017.

	Payments due by period
	Total	Less than 1 year		1 to 3 years	3 to 5 years	After 5 years
Facility lease (1)	$200		$$200	$-	$-	$-
Principal payments on debt and convertible debt	8,987,473		-	8,987,473	-	-
Total contractual cash obligations	$8,987,473	$	$-	$8,987,473	$-	$-

(1)	Our New York office lease was converted to that of a satellite support office in February 2016 at a monthly rate of $200 per month. It is on a month to month basis.

SAIC, LEIDOS had produced commercial designs for both the Pristine and the Pristine-M processes.  The Pristine design provides for the deployment of standard operational modules, each with annual capacity of 166,000 metric tons, providing the flexibility to be configured in accordance with customers' individual production capacity requirements. SAIC / LEIDOS is confident that our coal cleaning process will typically be energy self-sufficient, relying upon captured methane and other byproducts to fuel the coal cleaning process.

Initial costs for a one million ton per annum commercial unit was originally estimated to cost between $45m-$50m. However, after reviewing the test facility this number was revised to between $30m-$35m. Upon running the test facility it was also assessed that the operational costs of running a 1 million ton commercial unit would be approximately $3.50 per ton.

Our new EPC contractors (Kiewit Engineering) is assessing the cost of commercial facilities and those revised costs are expected in Q4 2017.

Construction of the test plant in Oklahoma was completed in December 2015 and testing was completed in April 2016. For the nine months to September 30, 2017 the company paid $177,300 as part of the preparation of the restart of testing at the AES facility and is recorded in our books under Research and Development. The test plant completed commissioning and commenced testing in December 2015. Testing was successfully completed in April 2016. The company has restarted the test facility to run additional client requested tests, change process and products to increase the BTU of the processed coal and provide an opportunity for Kiewit our engineers to commence on a commercial design. Results of the testing is expected to be release in November 2017. The company is planning on moving the facility to a permanent location in Wyoming in November 2017.

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

ITEM 4. CONTROLS AND PROCEDURES

As of September 30, 2017, we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Exchange Act Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended. Based on this evaluation, management concluded that our financial disclosure controls and procedures were not effective due to our limited internal resources and lack of ability to have multiple levels of transaction review. There is a lack of appropriate segregation of duties within the Company, there is no management oversight, no control documentation being produced, and no one to review control documentation if it was being produced. As of September 30, 2017, we had two full time officers of the company.

There were no changes in internal control over financial reporting that occurred during the period covered by this report that have materially affected, or are reasonably likely to materially effect, our internal controls and procedures. We do not expect to implement any changes to our controls and procedures until there is a significant change in our operations or capital resources.

PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

We were named as a defendant in a lawsuit filed by a shareholder in the 15th Judicial Circuit Court in and for West Palm Beach County, Florida, Case No. 50 2010CA 028706XXXX MB on or about November 24, 2010. The Company has vigorously defended this action that the Company and its litigation counsel regard as absolutely frivolous, baseless and without merit. In April 2017 the court found in favor of the defendant on one count of negligent representation by the Company and the Company is liable for $121,000 settlement payment. The case against the Company on the other two counts was rejected by the jury. On August 1st 2017, a Florida judge overturned the jury verdict and found the Company not guilty on all counts and dismissed all payments due by the Company to the defendant. The judge also left the opportunity open to the Company to claim legal costs from the defendant which is currently underway.

The Company is currently contesting a charge from a vendor claiming $320,000 in charges for work provided at its test facility.  It is the Company's contention that they have been overcharged by $205,000 based on evidence submitted by third parties and is seeking remediation for this overcharge. As at September 30, 2017 the full charge of $320,000 has been recognized in the Company's books and records.

As part of the separation agreement with Mr. Ponce de Leon, the ex COO of the Company, the Company agreed to pay him his accrued salary of $1,226,711 within two years but agreed to pay him $200,000 by November 2015. As the Company is not yet revenue generating this obligation remains outstanding. This debt will be paid upon receipt of adequate revenue to cover it. As of September 30, 2017 the obligation to Mr. Ponce de Leon is in default.

ITEM 1A. RISK FACTORS

For information regarding risk factors, see "Part I. Item 1A. Risk Factors," in our Annual Report on Form 10-K for the year ended December 31, 2016.

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

Clean Coal Technologies

Date: November 9, 2017	By:	/s/ Aiden Neary
Aiden Neary
Chief Financial Officer