Form 10-K
period 2017-12-31
Clean Coal Technologies Inc.
filed 2018-03-16
CIK 1445109

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark One)

☒  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the year ended: December 31, 2017

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

The market value of the voting and non-voting common stock is $12,257,662 based on 91,475,091 shares held by non-affiliates. The shares were valued at $0.134 per share, that being the closing price on June 30, 2017, the last business day of the registrant’s most recently completed second quarter.

As of December 31, 2017 the total number of outstanding common shares was 148,972,419 and as of March 16, 2018 the total number was 148,972,419.

Documents Incorporated by Reference

None.

CLEAN COAL TECHNOLOGIES, INC.
2017 ANNUAL REPORT ON FORM 10-K

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

Our second process, called Pristine-M, is a low-cost coal dehydration technology. In tests, this process has succeeded in drying coal economically and stabilizing it using volatile matter released by the feed coal. Construction of our coal testing plant was completed in December 2015 and was successfully tested through April 2016 at AES Coal Power Utility in Oklahoma. Additional tests commenced and were completed in Q4 2017. This test facility has been moved from AES to Wyoming where reassembly will commence and testing of international coal is expected in Q2-Q3 2018.

Our third process, called Pristine-SA, is designed to eliminate 100% of the volatile matter in the feed coal and to achieve stable combustion by co-firing it with biomass or natural gas.  The process is expected to produce a cleaner fuel that eliminates the need for emissions scrubbers and the corollary production of toxic coal ash.  We anticipate that treated coal that is co-fired with other energy resources will burn as clean as natural gas.

Anticipated Benefits of the Technology:

•	Reduction of undesired emissions and greenhouse gases through the removal of compounds that are not required for combustion in conventional boilers.

•
Cost savings and environmental impact reduction. Our pre-combustion solution is expected to be significantly less expensive than post-combustion solutions such as emissions scrubbers.  Not only are the latter prohibitively expensive, they produce coal ash containing the “scrubbed” compounds, which is dumped in toxic waste disposal sites where it may pose continuing environmental risk.  Coal treated using our processes may eliminate the need for post-combustion emissions scrubbers and the resulting toxic ash.

•
Potential use of compounds removed from treated coal. Volatile matter captured in the Pristine process is removed in the form of hydrocarbon liquids that we believe will be easily blended with crude oil or used as feedstock for various products.  For example, sulfur, which can be removed using the Pristine process, is a basic feedstock for fertilizer.  The harvesting of hydrocarbon liquids from abundant, cheaper coal is a potentially lucrative side benefit of our processes.

 Successful testing of the Pristine M process resulted in an increase in BTU of the processed coal and a reduction in moisture content making it less expensive to transport (as moisture has been removed) with the end product being a dust free stabilized enhanced coal which we believe will address the issue of coal dust pollution during transportation.

•
Energy Independence.  To the extent that volatile matter is removed from coal, coal’s use as an energy resource is greatly improved, enabling the United States and other coal-rich countries to move towards energy independence owing to coal’s greater abundance.

Development Status:

Pristine process. Pristine process successfully lab tested on small scale and through advanced computer modeling. As at February, 2018, various aspects of the Pristine process has been tested at our test facility at the AES coal Power plant in Oklahoma as part of the overall testing of Pristine M.

Pristine-M. Testing of the Pristine M process on Powder River Basin coal at the AES facility in Oklahoma was completed in December 2017. The Pristine M process was successfully tested and the process, engineering and science were independently proven. The test facility was moved from the AES location to Wyoming where reassembly will commence and testing of international coal is expected in Q2-Q3 2018..

Pristine-SA process. Pristine SA process analysis is at a very early stage. Further research and development is expected using the test facility at its permanent location in Wyoming.

Business Outlook

•
Wyoming New Power, a related party company, has agreed to sign a two million ton per annum license agreement to use Pristine M at a location in Wyoming. They have paid a non-refundable $100,000 deposit on the license agreement. The definitive license agreement is expected to be signed within 30 days of their receipt of a commercial design that they are working on with their EPC contractor. The agreement is expected to be completed in Q2 – Q3 2018. Wyoming New Power is a Related Party because it is controlled by a party that also controls the entity, which is the major lender and significant stockholder of the Company.

•
Jindal Steel & Power is expected to contract a commercial plant in Q2-Q3, 2018. Jindal is expected to send coal to be processed through our test facility immediately following its reassembly. The bespoke commercial facility design is expected after the testing.

•
The Company entered into a partnership with the University of Wyoming with the sole focus of using our suite of technologies to increase the use of and value of Wyoming Powder River Basin coal. Primary focus is on utilizing our technology to extract valuable derivative products from coal.

•
The Company has been engaged with AusTrade (The Australian Trade and Investment Commission) and through that relationship has partnered with three separate universities in Australia. Like the University of Wyoming these Universities have a focus on their local coal both from a beneficiation perspective and also extracting derivative by products from coal using our technology.

•
The Company has engaged in discussions and met with the Minister for Coal in India and a number of the Energy governmental bodies in India in December 2017. As at March 2018 they are performing due diligence on our technology.

•
The company has met with a number of the senior management of some of the largest Energy companies in India in   December 2017. As at March 2018 we continue to advance commercial terms with these parties. Upon completion of the reassembly of the test facility in Wyoming arrangements are being made for these companies to send 500 tons of their coal to the facility for testing. This is expected in Q2 – Q3 2018.

•	Discussions continue with the US DOE and Capitol Hill to further our technology to benefit US coal.

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

Pristine-M de-watering Process. During the fourth quarter of 2011, the Company filed a provisional patent application for a new technology focused on the de-watering of coal.  The new process, Pristine-M, is unique in that it retains elements of the original process but has discovered a technology that stabilizes the dried coal, rendering it impermeable and easy to transport with low to no risk of spontaneous combustion.  The latter results have proved elusive for the majority of companies that have entered the market with coal de-watering technologies.

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

Our technology has been tested and proven under laboratory and pilot scale conditions in Pittsburg, PA, and the results studied by LEIDOS (previously SAIC) as well as certain potential strategic partners as part of their due diligence on CCTI and the CCTI technology.   To date, testing of about 40 coal types from all over the world has been completed.  We have also benchmarked our technology against the Carnegie Mellon simulation model with excellent results. Testing has shown no evidence of coal dusting, self-combustion, moisture re-absorption, or other technical concerns that might hinder commercialization. As at December 2017 we have successfully tested Powder River Basin coal at out testing facility at AES Oklahoma.

While we believe that all of our Pristine technologies offer vast potential for commercialization, our market entry strategy right now is focused on the Pristine -M technology that we believe offers an immediate opportunity to monetize our intellectual property. The specific opportunity is in Asia that, at the moment, is focused almost entirely on the need to produce a dry and stable coal to meet the growing need of coal-fired power plants.  Indonesia is currently one of the largest suppliers of thermal coal to India and China, but Indonesian coal suffers from its high moisture content and low calorific content. Since January 2017 we have engaged in advanced discussions with the representatives from the US DOE and also key representatives from Wyoming. As we successfully tested PRB at our test facility at AES it has led to a unique opportunity to upgrade PRB coal and export it through several ports in the US and also from Canadian and Mexican ports.  Since our successful tests at AES coal power utility we believe that the issues currently facing the upgrading of coal and its stabilization have been effectively addressed by the Pristine-M technology and we continue to work with both US government bodies and US producers along with key international energy providers.

SAIC, LEIDOS has produced designs for both the Pristine and the Pristine-M processes.  The Pristine design provides for the deployment of standard operational modules, each with annual capacity of 166,000 metric tons, providing the flexibility to be configured in accordance with customers’ individual production capacity requirements. The coal cleaning process will typically be energy self-sufficient, relying upon captured methane and other byproducts to fuel the coal cleaning process. Since Q1 2017 Kiewit Engineering group have been employed to further enhance the process and update the commercial designs that were previously produced.

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

Research and development will be a key focus going forward.  The highest priority will be on the commercialization of our Pristine M process, but there are various other product areas including biomass where our technology may prove relevant.

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

Increased flexibility in feedstock: Our process eliminates both the moisture and volatile matter in raw coal, increasing the heat capacity of standard sub-bituminous low-rank raw coal from approximately 8,800 BTUs to an average of 12,000 BTUs. We believe the process can increase heat capacity of lignite raw coal ranging from 4,000-7,000 BTUs to a range of 9,000-10,000 BTUs. As the worldwide supply of high-BTU bituminous coal dwindles, our technology may enable coal-fired plants to effectively utilize the abundance of low-rank coal. Results will differ depending on the coal being processed.

Favorable price arbitrage: Low-rank coal in Asia with a heat content of 7,000 – 9,000 BTUs currently sells for at a significant discount to high-BTU bituminous coal with a heat capacity of 10,000+ BTUs, as can be observed in various international price indices, among them, the Baltic Dry Bulk Index. Our process essentially transforms low-grade coal into bituminous coal at a direct operating cost of an estimated $3.50 per ton, capturing the value of higher-grade coal prices.

Potential tax benefits: This will be clearer under the new US Administration and the new laws being passed

Competition

At this filing, the coal upgrade industry globally, excluding coking processes, remains in its infancy.  The penetration rate of technologies focused on de-watering coal is well under 1% based on annual production of thermal coals measured in the billions of tons.  There are numerous competitors in the pre-combustion, upgrade segment but many of these have failed, are inactive, or in pilot mode.  The Company believes that given its successful testing of its Pristine M process it will be able to enjoy early-mover advantage in 2018.

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

Another significant competitive advantage of either of the Company’s processes is that these do not require crushing of the coal, thereby minimizing if not entirely eliminating the need for costly briquetting.  CCTI’s plant economics are compelling as they derive much of the process heat from the feed coal itself, rendering the processes very energy efficient.  The processes require a modest amount of electric power and a small number of operatives.  Consequently, our operating costs are very competitive.

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

From a commercial perspective, Pristine-M is proving to be attractive to clients not only because of its characteristics, but because the industrial design is simple, elegant and inexpensive.  We estimate that operating costs will fall between $3.50 and $4.00 per ton, including $2.00 per ton on-going maintenance.  The cost of the commercial plant is expected to be highly competitive, based on preliminary estimates.

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

COUNTRY	APPLN NO	APPLN DATE	GRANT DATE	STATUS
CHIN - (China P.R.)	00818174.8	11/02/2000	02/03/2016	G - (Granted)
USA - (United States)	09/704,738	11/03/2000	09/10/2002	G - (Granted)
CANA - (Canada)	2,389,970	11/02/2000	03/27/2012	G - (Granted)
EPC - (European Patent Convention)	00992027.3	11/02/2000	10/02/2013	G - (Granted)
TURK - (Turkey)	2002/01914	11/02/2000	06/21/2005	I - (Inactive)
PCT - (Patent Cooperation Treaty)	PCT/US2008/060364	04/15/2008		I - (Inactive)
INDO - (Indonesia)	W-00200201274	11/02/2000		F - (Pending)
USA - (United States)	11/344,179	02/01/2006	02/01/2011	G - (Granted)
HONG - (Hong Kong)	03107833.3	10/30/2003		I - (Inactive)
USA - (United States)	12/926,944	12/20/2010		I - (Inactive)
INDI - (India)	7426/DELNP/2010	04/15/2008	02/15/2016	G - (Granted)
CHIN - (China P.R.)	200880129212.2	04/15/2008	12/25/2013	G - (Granted)
INDO - (Indonesia)	W00201003932	04/15/2008		F - (Pending)
ASTL - (Australia)	2008354703	04/15/2008		I - (Inactive)
SAFR - (South Africa)	2010/07455	04/15/2008	04/25/2012	G - (Granted)
COLO - (Colombia)	10-142509	04/15/2008	11/24/2017	G - (Granted)
BRAZ - (Brazil)	PI0822577-0	04/15/2008	08/15/2017	G - (Granted)

CHIL - (Chile)	01145-2010	10/19/2010	01/05/2017	G - (Granted)
MONG - (Mongolia)	4510	04/15/2008	10/25/2010	G - (Granted)
USA - (United States)	12/736,535	04/15/2008		I - (Inactive)
CHIN - (China P.R.)	201110142494.3	11/02/2000	10/14/2015	G - (Granted)
USA - (United States)	61/531,791	09/07/2011		I - (Inactive)
HONG - (Hong Kong)	11110274.3	09/29/2011	08/15/2014	G - (Granted)
HONG - (Hong Kong)	12102379.3	03/08/2012	10/21/2016	G - (Granted)
PCT - (Patent Cooperation Treaty)	PCT/US2012/054160	09/07/2012		I - (Inactive)
EPC - (European Patent Convention)	13153292.1	01/30/2013		F - (Pending)
USA - (United States)	61/829,006	05/30/2013		I - (Inactive)
USA - (United States)	13/940,026	07/11/2013		I - (Inactive)
ALBA - (Albania)	AL//P/2013/0342	11/02/2000	10/02/2013	G - (Granted)
ATRA - (Austria)	00992027.3	11/02/2000	10/02/2013	G - (Granted)
CYPR - (Cyprus)	CY20131101169	11/02/2000	10/02/2013	G - (Granted)
GERM - (Germany)	00992027.3	11/02/2000	10/02/2013	G - (Granted)
SPAI - (Spain)	00992027.3	11/02/2000	10/02/2013	G - (Granted)
GBRI - (Great Britain)	00992027.3	11/02/2000	10/02/2013	G - (Granted)
GREC - (Greece)	00992027.3	11/02/2000	10/02/2013	G - (Granted)
IREL - (Ireland)	00992027.3	11/02/2000	10/02/2013	G - (Granted)
ITAL - (Italy)	502013902221416	11/02/2000	10/02/2013	G - (Granted)
LATV - (Latvia)	00992027.3	11/02/2000	10/02/2013	G - (Granted)
MACE - (Macedonia)	00992027.3	11/02/2000	10/02/2013	G - (Granted)
PORT - (Portugal)	00992027.3	11/02/2000	10/02/2013	G - (Granted)
ROMA - (Romania)	00992027.3	11/02/2000	10/02/2013	G - (Granted)
SWED - (Sweden)	00992027.3	11/02/2000	10/02/2013	G - (Granted)
SLOV - (Slovenia)	00992027.3	11/02/2000	10/02/2013	G - (Granted)
TURK - (Turkey)	00992027.3	11/02/2000	10/02/2013	G - (Granted)
USA - (United States)	14/282,558	05/20/2014	10/25/2016	G - (Granted)
EPC - (European Patent Convention)	12845210.9	09/07/2012		F - (Pending)
EURA - (Eurasian Patent Convention)	201490565	09/07/2012	07/31/2017	G - (Granted)
ASTL - (Australia)	2012333101	09/07/2012	10/27/2016	G - (Granted)
CANA - (Canada)	2,848,068	09/07/2012		F - (Pending)
INDI - (India)	1722/DELNP/2014	09/07/2012		F - (Pending)
PHIL - (Philippines)	1-2014-500512	09/07/2012		F - (Pending)
USA - (United States)	14/343,568	09/07/2011		F - (Pending)
SAFR - (South Africa)	2014/02154	09/07/2012		F - (Pending)
COLO - (Colombia)	14068729	09/07/2012	11/23/2015	G - (Granted)
MEXI - (Mexico)	MX/a/2014/002717	09/07/2012		F - (Pending)
PANA - (Panama)	90134-01	09/07/2012		F - (Pending)
JAPA - (Japan)	2014-529896	09/07/2012	12/05/2017	G - (Granted)
KORS - (Republic of Korea)	10-2014-7008281	09/07/2012		F - (Pending)
INDO - (Indonesia)	P00201401962	09/07/2012		F - (Pending)
MONG - (Mongolia)	5304	03/25/2014	04/09/2015	G - (Granted)
MAYS - (Malaysia)	PI2014000646	09/07/2012		F - (Pending)
SRIL - (Sri Lanka)	17613	09/07/2012	02/26/2015	G - (Granted)
PCT - (Patent Cooperation Treaty)	PCT/US2014/040256	05/30/2014		I - (Inactive)
HONG - (Hong Kong)	15100135.9	01/07/2015		F - (Pending)
ASTL - (Australia)	2015202493	05/08/2015	09/14/2017	G - (Granted)
USA - (United States)	14/891,893	05/30/2014		F - (Pending)
ASTL - (Australia)	2014273996	05/30/2014		F - (Pending)

CANA - (Canada)	2,912,824	05/30/2014	F - (Pending)
CHIN - (China P.R.)	201480030985.0	05/30/2014	F - (Pending)
COLO - (Colombia)	15-304594	05/30/2014	F - (Pending)
EPC - (European Patent Convention)	14803703.9	05/30/2014	F - (Pending)
HONG - (Hong Kong)	16112584.9	11/02/2016	F - (Pending)
INDI - (India)	11109/DELNP/2015	05/30/2014	F - (Pending)
INDO - (Indonesia)	P00201508659	05/30/2014	F - (Pending)
JAPA - (Japan)	2016-517043	05/30/2014	F - (Pending)
NEWZ - (New Zealand)	714208	05/30/2014	F - (Pending)
RUSS - (Russian Federation)	2015155730	05/30/2014	F - (Pending)
SAFR - (South Africa)	2015/08515	05/30/2014	F - (Pending)
KORS - (Republic of Korea)	10-2015-7037018	05/30/2014	F - (Pending)
CHIN - (China P.R.)	201610015312.9	01/11/2016	F - (Pending)
INDI - (India)	201618002729	01/25/2016	F - (Pending)
USA - (United States)	15/297,210	10/19/2016	F - (Pending)
HONG - (Hong Kong)	16113567.8	11/29/2016	F - (Pending)

Governmental Regulations

Environmental Regulation Affecting our Potential Market

We believe that under the Obama administration legislation and regulations had a negative impact on fossil fuel-fired, and specifically coal-fired, power generating facilities nationally and internationally. According to the U.S. Environmental Protection Agency, or EPA, power generation emits substantial levels of sulfur dioxide, nitrogen oxides, mercury and carbon dioxide into the environment. Regulation of these emissions affected the potential market for coal processed using our technology by imposing limits and caps on fossil fuel emissions. The most significant, existing national legislation and regulations affecting our potential market include the Clean Air Act, the Clean Air Interstate Rule and the Clean Air Mercury Rule, which are described further below. However, since January 20, 2017 and the current Trump administration all previous regulations implemented by the EPA continue to be under review and it is widely expected that most of them will be repealed.

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

Research and Development

In association with our engineering consultants, we are continually looking to upgrade our technology and to study and define the next generation of clean coal technology.  While our budget does not currently allow us to allocate a specific funding for R and D, we are continuing to work on developing new technology and upgrades to our existing technology. During 2011 we invented the new Pristine M technology which following its successful testing in 2016 and 2017 we believe has already put us at the forefront of the global moisture removal technologies. This was developed on a limited budget. Our recent partnership with the University of Wyoming is providing valuable research resources.

In the future, we anticipate a growing R&D budget that seeks to fully develop the potential of our three main processes. We will continue to evaluate our progress in new and existing technologies and will seek to fund additional needs as they arise.

Employees

As of December 31, 2017, we had two full-time executives, President and CEO Robin Eves, Chief Operations Officer and Chief Financial Officer, Aiden Neary have written employment agreements. Messrs. Eves and Neary received no compensation for their participation on the Board of Directors.

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

We have received only limited licensing revenues from operations to date. We have generated operational funding in fiscal 2017 from private debt and equity offerings to use for operating expenses or research and development. Since inception, we have been able to cover our operating losses from debt and equity financing. These sources of funds may not be available to cover future operating losses. If we are not able to obtain adequate sources of funds to operate our business we may not be able to continue as a going concern.

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

As we develop, refine and implement our technology on a commercial basis, we may have to solve technical, manufacturing and/or equipment-related issues. Some of these issues are ones that we cannot anticipate because the technology we are developing is new. If we must revise existing manufacturing processes or order specialized equipment to address a particular issue, we may not meet our projected timetable for bringing commercial operations on line. Such delays may interfere with our projected operating schedules, delay our receipt of licensing and royalty revenues from operations and decrease royalties from operations. Enhanced commercial designs are underway.

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

We have been granted several global patents and have several patents applications pending as noted in the table above. Our ability to license our technology is substantially dependent on the validity and enforcement of these patents and patents pending. We cannot assure you that our patents will not be invalidated, circumvented or challenged, that patents will be issued for our patents pending, that the rights granted under the patents will provide us competitive advantages or that our current and future patent applications will be granted.

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

We have incurred net losses since inception. The net losses to date include large non-cash expenses recorded for share-based compensation for consultants and officer compensation. However, in addition to the non-cash expenses, we had other operating expenses, funded in large part through loans from existing shareholders. In order to meet our current operating budget and anticipated contractual obligations, we estimate that we will need an additional $5,000,000 for 2017, based on our current contractual obligations. At December 31, 2017, we had total liabilities of $13,100,550 and cash of $11,773. If we cannot obtain adequate financing from new funding sources, we will be unable to continue operations or meet our contractual obligations.

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

ITEM 1B. UNRESOLVED STAFF COMMENTS

None.

ITEM 2. PROPERTIES

We have leased executive office space at 295 Madison Avenue, New York, NY 10017. As at January 2016 we have downgraded our office space to a satellite office at a monthly cost of $200 per month.

ITEM 3. LEGAL PROCEEDINGS

On August 1, 2017 a Florida judge overruled a jury verdict and found the Company not guilty of any wrongdoing in the case of Soffin v’s Clean Coal Technologies Inc., including the $121,000 previously issued award. As such, the previously accrued estimated settlement of $121,000 was reversed in the same year resulting in zero impact during the year ended December 31, 2017.

The Company is currently contesting a charge from a vendor claiming $320,000 in charges for work provided on its test facility.  It is the Company’s contention that they have been overcharged by a minimum of $205,000 based on evidence submitted by third parties and is seeking remediation for this overcharge. As at December 31, 2017 the full charge of $320,000 has been recognized in the company’s books and records. It is expected that this case will go to trial in Q2 2018.

As part of the separation agreement with Mr. Ponce de Leon, the ex COO of the Company, the Company agreed to pay him his accrued salary of $1,226,711 within two years but agreed to pay him $200,000 by November 2015 out of revenues earned. As the Company did not earn revenue in 2015 and as at December 2017 has still not earned revenue, the obligation to Mr. Ponce de Leon is currently in default. It is the Company’s intention to pay Mr. Ponce de Leon immediately upon receiving revenue including any interest that has been accrued. As of December 31, 2017, the Company has accrued a total of $1,398,450 in accrued salary and interest.

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

Quarter Ended	Low	High
31-Dec-17	$0.08	$0.13
30-Sep-17	$0.08	$0.13
30-Jun-17	$0.08	$0.15
31-Mar-17	$0.09	$0.19
31-Dec-16	$0.09	$0.30
30-Sep-16	$0.09	$0.35
30-Jun-16	$0.24	$0.55
31-Mar-16	$0.28	$0.73

The closing price of our common stock as quoted on the OTC Markets on March 14, 2018 was $0.118 per share. As of March 14, 2018, there were approximately 2,205 holders of record of our common stock and 148,972,419 shares of common stock outstanding based on information provided by our transfer agent, Worldwide Stock Transfer, LLC.

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

Issuer Purchases of Equity Securities

During the year ended December 31, 2017, we did not purchase any of our own equity securities.

Recent Issues and Sales of Unregistered Securities

The total number of common shares issued and outstanding as of December 31, 2017 was 148,972,419.

The above securities were issued in reliance on the exemption from registration pursuant to Section 4(2) of the Securities Act of 1933, as amended, and the regulations promulgated thereunder. The issuances were for investment received, the transactions were privately negotiated and none involved any kind of public solicitation.

Issued for Services

During the year ended December 31, 2017, Clean Coal issued an aggregate of 9,500,000 common shares for services rendered valued at $1,194,700 to consultants and employees.

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

Results of Operations

The following information should be read in conjunction with the financial statements and notes appearing elsewhere in this Report. We have generated limited revenues from inception to date. We anticipate that we may not receive any significant revenues from operations until we begin to receive royalty revenues from our coal testing plant which we estimate will be approximately 12 months after the successful signing of a commercial agreement anticipated in quarter two of fiscal 2018. We are also in preliminary discussions with companies, business groups, consortiums in the USA and Asia to license our technology, which, if successful, could realize limited short term revenue opportunities from the signing of technology licensing agreements.

For the Years Ended December 31, 2017, and 2016.

We had no direct revenues for the years ended December 31, 2017 and 2016. In Q4 2017 we received $100,000 as a non refundable deposit on a two million ton license agreement from Wyoming New Power, a related party. The definitive license agreement is expected to be completed in Q2-Q3 2018.  In the year ended December 31, 2012, we have received an initial license fee of $375,000 from Jindal paid pursuant to the signing of our coal testing plant construction contract. The balance of $375,000 will be due upon the successful review and assessment of the testing completed in December 2017 at AES, currently anticipated in the third quarter of fiscal 2018. We do not anticipate any significant royalty fees for approximately 12 months thereafter.

Operating Expenses

Our operating expenses for the year ended December 31, 2017 totaled $3,693,713 compared to $10,680,343 for the prior year. The $6,986,630 decrease in operating expenses during the year ended December 31, 2017 compared to 2016 is mainly due to a $4,393,474 reduction in consulting expense due to the valuation of common stock issued for consulting expense in the prior period and a $2,586,638 decrease in general and administrative expense mainly as a result of the valuation of common stock for employee services in the prior period. The decrease was also partially offset by a $522,614 increase in research and development expenses.

Employees

As of December 31, 2017, we have two full-time executives, President and CEO Robin Eves and Chief Operations Officer and Chief Financial Officer Aiden Neary, who have written employment agreements. Mr. Eves and Neary received no compensation for their participation on the Board of Directors.

On July 1, 2017, we entered into two year employment agreements with Robin Eves as President and Chief Executive Officer and Aiden Neary as Chief Operating Officer, Chief Financial Officer and director. Mr. Eves receives an annual salary of $519,700. Mr. Neary receives an annual salary of $450,000. Each officer was also granted 750,000 common shares upon signing the contract.

The terms of the agreements described above were negotiated by and between the individuals and our Board of Directors based on the qualifications and requirements of each individual and the needs of the company.

Net Income/Loss

For the year ended December 31, 2017, we recognized a net loss of $1,813,752, compared to net income of $36,556,025 for the year ended December 31, 2016. The net loss for 2017 is mainly due to $2,487,226 in interest expense, $2,004,082 in general and administrative expenses and $2,197,437 in research and development expenses, partially offset by a gain of $4,620,866 on derivative liabilities. The net gain for 2016 is mainly due to the recognition of $51,985,777 in gains on derivatives, partially offset by $4,414,800 in consulting expenses, $4,590,720 in general and administrative expenses, $1,674,823 in research and development and $2,640,605 in interest expense.

Total other income was $1,879,961 for the year ended December 31, 2017, mainly due to $4,620,866 in gain on derivative valuation, partially offset by interest expenses of $2,487,226.

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

Net Cash Used in Operating Activities.

During the years ended December 31, 2017 and 2016, we used $2,982,271 and $2,323,129 in cash from operations, respectively. Our primary sources of operating cash during the years ended December 31, 2017 and 2016 were from issuing convertible notes payable. Our primary uses of funds in operations were payments made to our consultants and employees, legal and professional costs as well as travel and office expenses. We also commenced the repayment of an outstanding legacy settlement.

Net Cash Used In Investing Activities.

During the years ended December 31, 2017 and 2016, we used $0 in investing activities.

Net Cash Provided by Financing Activities.

Net cash provided by financing activities during the years ended December 31, 2017 and 2016 totaled $2,893,600 and $2,300,507, respectively. We received $2,836,680 and $3,038,101 from the issuance of convertible debt primarily form related parties, and $130,010 and $87,500 from the issuance of notes payable to related parties during the years ended December 31, 2017 and 2016, respectively. We repaid $25,000 on convertible debt and $48,090 on notes payable during the year ended December 31, 2017 and repaid $905,644 on convertible debt and $19,450 of notes payable during the year ended December 31, 2016. We received $100,000 from the issuance of a note payable during the year ended December 31, 2016.

Cash Position and Outstanding Indebtedness.

Our total indebtedness at December 31, 2017 and 2016 was $13,100,550 and $30,995,533, respectively, which consists of $11,606,992 and $25,742,271 of current liabilities and $1,493,558 and $5,253,262 of long-term debt, respectively. Current liabilities consist primarily of accounts payable, accounts payable to related parties, short-term debt, related party convertible debt and accrued liabilities. At December 31, 2017 and 2016, we had current and total assets of $11,773 and $100,444 in cash, respectively. Our working capital deficit at December 31, 2017 and 2016 was $11,595,219 and $25,641,827, respectively.

Contractual Obligations and Commitments

 We lease office space in New York, NY on a month to month basis, at a monthly rate of $200 per month.

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

Construction of the coal testing plant was completed in 2015 and testing commenced in December 2015 at the AES Coal Power Utility in Oklahoma. As of December 31, 2017, we have paid $9,707,795 with a further $300,000 required to move the test plant from AES to Wyoming in Q1 2018.

Based on our current operational costs and including the capital requirements for our project deployments, we estimate we will need a total of approximately $5,000,000 to fund the Company for the fiscal year 2018 and an additional $4,500,000 to continue for the following fiscal year (2019) or until an initial commercial plant is up and running.

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

FINANCIAL STATEMENTS INDEX

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Stockholders and Board of Directors of
Clean Coal Technologies, Inc.

Opinion on the Financial Statements

We have audited the accompanying balance sheets of Clean Coal Technologies, Inc. (the “Company”) as of December 31, 2017 and 2016, and the related statements of operations, changes in stockholders’ deficit, and cash flows for the years then ended, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2017 and 2016, and the results of its operations and its cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

Going Concern Matter

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 3 to the financial statements, the Company has a working capital deficit, has generated net losses since its inception and further losses are anticipated. The Company requires additional funds to meet its obligations and the costs of its operations. These factors raise substantial doubt about its ability to continue as a going concern. Management’s plans in regard to these matters are also described in Note 3. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Basis for Opinion

These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (“PCAOB”) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

Our audits included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audits provide a reasonable basis for our opinion.

/s/MaloneBailey, LLP
www.malonebailey.com
We have served as the Company’s auditor since 2008.
Houston, Texas
March 16, 2018

Clean Coal Technologies, Inc.
Balance Sheets

	December 31,
	2017	2016
ASSETS
Current Assets
Cash	$11,773	$100,444
Total Current Assets	11,773	100,444

Property, plant and equipment, net of accumulated depreciation of $1,019 and $1,019, respectively	-	-

Total Assets	$11,773	$100,444

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current Liabilities
Accounts payable	$2,268,507	$1,956,743
Accrued liabilities	4,224,073	3,878,460
Customer deposit – related party	100,000	-
Notes payable – related parties	50,000	68,050
Notes payable	413,185	413,185
Convertible debt, net of unamortized discounts – related party	4,551,227	-
Convertible debt, net of unamortized discounts	-	1,397,222
Derivative liabilities	-	18,028,611
Total Current Liabilities	11,606,992	25,742,271

Long-Term Liabilities
Convertible debt, net of unamortized discounts	-	80,886
Convertible debt, net of unamortized discounts – related party	1,493,558	5,172,376
Total Liabilities	13,100,550	30,995,533

Stockholders’ Deficit
Common stock, $0.00001 par value 500,000,000 shares authorized, 148,972,419 and 101,068,451 shares issued and outstanding, respectively	1,489	1,011
Additional paid-in capital	255,321,698	235,702,112
Accumulated deficit	(268,411,964)	(266,598,212)
Total Stockholders’ Deficit	(13,088,777)	(30,895,089)
Total Liabilities and Stockholders’ Deficit	$11,773	$100,444

Clean Coal Technologies, Inc.
Statements of Operations

	Years Ended
	December 31,
	2017	2016

Operating Expenses:
General and administrative	$2,004,082	$4,590,720
Consulting services	21,326	4,414,800
Gain on settlement of accounts payable	(529,132)	-
Research and development	2,197,437	1,674,823

Loss from Operations	(3,693,713)	(10,680,343)

Other Income (Expenses):

Gain on change in fair value of derivative liabilities	4,620,866	51,985,777
Loss on extinguishment of debt	(27,430)	(19,371)
Interest expense	(2,487,226)	(2,640,605)
Debt default, standstill, settlement and transfer expenses	(226,249)	(2,089,433)
Total Other Income (Expenses)	1,879,961	47,236,368)

Net income (loss)	$(1,813,752)	$36,556,025)

Net income (loss) per share - basic	$(0.01)	$0.47

Weighted average common shares outstanding - basic	130,511,894	78,163,516

Net loss per share – diluted	$(0.02)	$(0.09)

Weighted average common shares outstanding – diluted	235,437,542	185,473,774

Clean Coal Technologies, Inc.
Statements of Changes in Stockholders’ Deficit
Years Ended December 31, 2017 and 2016

			Additional		Stockholders’
	Common Stock		Paid-In	Accumulated	Equity
	Shares	Amount	Capital	Deficit	(Deficit)
Balances at December 31, 2015	60,577,714	$606	$222,260,166	$(303,154,237)	$(80,893,465)
Common stock issued for services	18,614,206	186	7,756,000	-	7,756,186
Common stock issued for conversion of debt and interest	18,018,838	180	1,287,793	-	1,287,973
Common stock issued for conversion of wages payable	800,000	8	499,992	-	500,000
Common stock issued for debt standstill	750,000	8	94,992	-	95,000
Common stock issued with debt modification and settlement	2,741,937	27	1,563,652	-	1,563,679
Cancellation of shares	(434,244)	(4)	4	-	-
Derivative liabilities settled to equity	-	-	2,239,513	-	2,239,513
Net income	-	-	-	36,556,025	36,556,025
Balances at December 31, 2016	101,068,451	1,011	235,702,112	(266,598,212)	(30,895,089)
Common stock issued for services	1,000,000	10	127,390	-	127,400
Common stock issued for conversion of debt and interest	36,403,968	362	2,496,324	-	2,496,686
Common stock issued for conversion of wages payable	8,000,000	80	999,920	-	1,000,000
Common stock issued for related party debt	1,000,000	10	127,390		127,400
Common stock issued for officer bonus	1,500,000	16	194,684		194,700
Reclassification of derivative to equity upon conversion	-	-	1,655,656	-	1,655,656
Derivative liabilities settled to equity	-	-	12,847,304		12,847,304
Beneficial conversion feature on convertible debt	-	-	1,170,918	-	1,170,918
Net loss				(1,813,752)	(1,813,752)
Balances at December 31, 2017	148,972,419	$1,489	$255,321,698	$(268,411,964)	$(13,088,777)

Clean Coal Technologies, Inc.
Statements of Cash Flows

	Years Ended
	December 31,
	2017	2016
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$(1,813,752)	$36,556,025
Adjustment to reconcile net income (loss) to net cash used in operating activities:
Amortization of debt discounts	1,324,265	1,776,565
Common stock issued for standstill fees	-	1,537,308
Common stock issued for services	-	7,140,115
Common stock issued for debt transfer fees	127,400	-
Stock-based compensation	194,700	616,071
Loan default and standstill fees added to loan principal	98,849	604,688
Gain on settlement of accounts payable	(529,132)	-
Loss on extinguishment of debt	27,430	19,371
Gain on change in fair value of derivative liabilities	(4,620,866)	(51,985,777)
Changes in operating assets and liabilities:
Accounts payable	840,896	671,019
Customer deposits from related party	100,000	-
Accrued expenses	1,267,939	741,486
Net Cash Used in Operating Activities	(2,982,271)	(2,323,129)

CASH FLOWS FROM FINANCING ACTIVITIES:
Borrowings on debt	-	150,000
Borrowings on related party convertible debt, net of face discounts and lender fees	2,836,680	3,038,101
Payments on convertible debt	(25,000)	(905,644)
Borrowings on related party debt	130,010	37,500
Payments on related party debt	(48,090)	(19,450)
Net Cash Provided by Financing Activities	2,893,600	2,300,507

NET CHANGE IN CASH AND CASH EQUIVALENTS	(88,671)	(22,622)
CASH AND CASH EQUIVALENTS - beginning of period	100,444	123,066
CASH AND CASH EQUIVALENTS - end of period	$11,773	$100,444

Clean Coal Technologies, Inc.
Statements of Cash Flows
(continued)

	Years Ended
	December 31,
	2017	2016

SUPPLEMENTAL DISCLOSURES:
Cash paid for interest	$-	$37,499
Cash paid for income taxes	$-	$-

NON-CASH INVESTING AND FINANCING ACTIVITIES:
Beneficial conversion feature on convertible debt – related party	$1,170,918	$-
Derivative liabilities recorded as debt discounts	$1,095,215	$2,249,583
Common stock issued for conversion of debt and accrued interest– related party	$1,705,679	$1,287,973
Common stock issued for conversion of debt and accrued interest	$791,007
Common stock issued for related party note payable	$99,970	$-
Third party convertible debt assigned to related party	$907,100	$-
Reclassification of derivatives to equity upon conversion	$1,655,656	$-
Reclassification of derivatives to equity upon release from tainting	$12,847,304	$2,239,513
Accrued wages and debt converted to common stock	$1,000,000	$500,000
Accrued interest transferred to debt	$-	$75,000
Accrued cash structuring fees	$124,760	$60,680
Common shares cancelled and reissued to third party	$-	$4

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

NOTE 2: SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Accounting Methods

The Company’s financial statements are prepared using the accrual method in accordance with Generally Accepted Accounting Principles in the United State of America (“GAAP”). Certain amounts have been reclassified to conform to the current period’s presentation including Notes payable; Notes payable – related parties; short and long term Convertible debt, net of unamortized discounts; short and long term Convertible debt, net of unamortized discounts – related party.

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

During 2012, the Company granted a 25-year technology license agreement for a one-time license fee of $750,000. The first installment of the license fee of $375,000 has been collected pursuant to the signing of a coal testing plant construction contract and the balance of $375,000 will be due upon the successful testing of the coal testing plant, estimated to be in the third quarter of 2018. In addition, under the technology license agreement, the Company will receive an on-going royalty fee of $1 per metric ton on all coal processed using the technology, up to $4,000,000 per annum. No revenue has been earned in 2017 or 2016.

Net Loss per Common Share

Basic net loss per share is computed on the basis of the weighted average number of common shares outstanding during each year. Diluted net loss per share is computed similar to basic net loss per share except that the denominator is increased to include the number of additional common shares that would have been outstanding if the potential common shares had been issued and if the additional common shares were dilutive. The Company uses the “if-converted” method for calculating the earnings per share impact of outstanding convertible debentures, whereby the securities are assumed converted and an earnings per incremental share is computed. Options, warrants and their equivalents are included in EPS calculations through the treasury stock method. In periods where losses are reported, the weighted-average number of common stock outstanding excludes common stock equivalents, because their inclusion would be anti-dilutive.

The calculation of basic and diluted net loss per share for the years ended December 31, 2017 and 2016 are as follows:

	2017	2016
Basic Net (Loss) Income Per Share:
Numerator:
Net (loss) income	$(1,813,752)	$36,556,025
Denominator:
Weighted-average common shares outstanding	130,511,894	78,163,516

Basic net (loss) income per share	$(0.01)	$0.47

Diluted Net Loss Per Share:
Numerator:
Net (loss) income	$(1,813,752)	$36,556,025
Gains on fair value and interest expense on convertible debt	(2,133,640)	(52,677,683)
Diluted net loss	$(3,947,392)	$(16,121,658)
Denominator:
Weighted-average common shares outstanding	130,511,894	78,163,516
Common stock warrants	-	27,713,996
Convertible debt	104,925,648	79,596,262
Weighted average shares used in computing diluted net loss per share	235,437,542	185,473,774

Diluted net loss per share	$(0.02)	$(0.09)

The following table summarizes the potential shares of common stock that were excluded from the computation of diluted net loss per share for the years ended December 31, 2016 and 2017 as such shares would have had an anti-dilutive effect:

	2017	2016
Common stock warrants	7,871,555	-

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

Net deferred tax assets consist of the following components as of December 31, 2017 and 2016:

	2017	2016
Deferred tax assets:
Net operating loss carryforward	$6,692,117	$5,871,456
Valuation allowance	(6,692,117)	(5,871,456)
	$-	$-

The federal income tax provision differs from the amount of income tax determined by applying the U.S. federal income tax rate of 21% to pretax income from continuing operations for the years ended December 31, 2017 and 2016 due to the following:

	2017	2016
Pre-tax book income (loss)	$(380,888)	$7,676,765
Meals and entertainment	1,576	735
Common stock, options and warrants issued for services and debt discount	250,887	1,733,799
Debt discount amortization	278,145	362,428
Gain (loss) on derivative liability	(970,382)	(10,917,013)
Valuation allowance	820,662	1,143,286
	$-	$-

The Company had net operating losses of approximately $32,000,000 that begin to expire in 2027.  Due to the change in ownership provisions of the Tax Reform Act of 1986, net operating loss carryforwards for Federal income tax reporting purposes are subject to annual limitations. Should a change in ownership occur, net operating loss carryforwards may be limited as to use in future years. In accordance with the statute of limitations for federal tax returns, the Company’s federal tax returns for the years 2014 through 2017 are subject to examination.

Property and Equipment

Property and equipment consists of furniture and fixtures and computer equipment, recorded at cost, depreciated upon placement in service over estimated useful lives ranging from three to five years on a straight-line basis. As of December 31, 2017 and 2016, Clean Coal had property and equipment with no net book value. Expenditures for normal repairs and maintenance are charged to expense as incurred.

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

Research and Development Costs

Research and development expenses include salaries, related employee expenses, research expenses and consulting fees. All costs for research and development activities are expensed as incurred. Clean Coal expenses the costs of licenses of patents and the prosecution of patents until the issuance of such patents and the commercialization of related products is reasonably assured. During the years ended December 31, 2017 and 2016, the Company recognized $2,197,437 and $1,674,823 of research and development costs, respectively.

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

The following table sets forth by level within the fair value hierarchy the Company’s financial assets and liabilities that are measured at fair value on a recurring basis at December 31, 2017 and 2016:

	Level 1		Level 2		Level 3		Total
December 31, 2017	$		$		$		$
Liabilities:
Derivative financial instruments		$-		$-		$-		$-

	Level 1		Level 2		Level 3		Total
December 31, 2016	$		$		$		$
Liabilities:
Derivative financial instruments		$-		$-		$18,028,611		$18,028,611

Derivative Instruments

The Company accounts for derivative instruments in accordance with ASC Topic 815, Derivatives and Hedging (ASC 815) and all derivative instruments are reflected as either assets or liabilities at fair value in the balance sheet.

The Company uses estimates of fair value to value its derivative instruments. Fair value is defined as the price to sell an asset or transfer a liability in an orderly transaction between willing and able market participants. In general, The Company’s policy in estimating fair values is to first look at observable market prices for identical assets and liabilities in active markets, where available. When these are not available, other inputs are used to model fair value such as prices of similar instruments, yield curves, volatilities, prepayment speeds, default rates and credit spreads (including for The Company’s liabilities), relying first on observable data from active markets. Additional adjustments may be made for factors including liquidity, credit, bid/offer spreads, etc., depending on current market conditions. Transaction costs are not included in the determination of fair value. When possible, The Company seeks to validate the model’s output to market transactions. Depending on the availability of observable inputs and prices, different valuation models could produce materially different fair value estimates. The values presented may not represent future fair values and may not be realizable. The Company categorizes its fair value estimates in accordance with ASC 820 based on the hierarchical framework associated with the three levels of price transparency utilized in measuring financial instruments at fair value as discussed above. As of December 31, 2017 and 2016, the Company had $0 and $18,028,611 in derivative liabilities, respectively.

Recently Issued Accounting Pronouncements

The Company has implemented all new accounting pronouncements that are in effect and that may impact its financial statements.
In May 2014, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2014-09, Revenue from Contracts with Customers (Topic 606), which supersedes the revenue recognition requirements in ASC Topic 605, Revenue Recognition, and most industry-specific guidance. This ASU is based on the principle that revenue is recognized to depict the transfer of goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. The ASU also requires additional disclosure about the nature, amount, timing and uncertainty of revenue and cash flows arising from customer contracts, including significant judgments and changes in judgments, and assets recognized from costs incurred to obtain or fulfill a contract. The amendments in the ASU must be applied using one of two retrospective methods and are effective for annual and interim periods beginning after December 15, 2016. In December 2016, the FASB modified ASU 2014-09 to be effective for annual reporting periods beginning after December 15, 2017, including interim periods within that reporting period. As modified, the FASB permits the adoption of the new revenue standard early, but not before the annual periods beginning after December 15, 2017. The Company adopted the new standard on January 1, 2018 using the modified retrospective method without a material impact on our financial statements.
In March 2016, the FASB issued ASU 2016‑09, Compensation‑Stock Compensation (Topic 718): Improvements to Employee Share‑Based Payment Accounting (“ASU 2016‑09”) that modifies several aspects of the accounting for share‑based transactions, including the income tax consequences, classification of awards as either equity or liabilities and classification on the statement of cash flows. ASU 2016‑09 was effective for annual periods beginning after December 15, 2016 with different adoption methodologies for each aspect of the standard. The Company adopted the new standard on January 1, 2017 without a material impact on its financial statements.

In May 2017, the FASB issued ASU 2017-09, Compensation—Stock Compensation (Topic 718): Scope of Modification Accounting which clarifies when to account for a change to the terms or conditions of a share-based payment award as a modification. Under the new standard, modification accounting is required only if the fair value, the vesting conditions, or the classification of the award (as equity or liability) changes as a result of the change in terms or conditions. ASU 2017-09 is effective for fiscal years, and interim periods within those years, beginning after December 15, 2017.  The Company anticipates adopting this new standard on January 1, 2018 and does not expect adoption to have a material impact on its Consolidated Financial Statements.

In July 2017, the FASB issued ASU 2017-11, Earnings Per Share (Topic 260) Distinguishing Liabilities from Equity (Topic 480) Derivatives and Hedging (Topic 815): I. Accounting for Certain Financial Instruments with Down Round Features, II. Replacement of the Indefinite Deferral for Mandatorily Redeemable Financial Instruments of Certain Nonpublic Entities and Certain Mandatorily Redeemable Noncontrolling Interests with a Scope Exception. ASU 2017-11 intends to reduce the complexity associated with the issuer’s accounting for certain financial instruments with characteristics of liabilities and equity. Specifically, the Board determined that a down round feature (as defined) would no longer cause a freestanding equity-linked financial instrument (or an embedded conversion option) to be accounted for as a derivative liability at fair value with changes in fair value recognized in current earnings and is effective in fiscal years beginning after December 15, 2019, and interim periods within fiscal years beginning after December 15, 2020. The Company adopted the new standard during 2017, preventing the need to account for several outstanding warrants that contain down round features as derivative instruments.

NOTE 3: GOING CONCERN

The accompanying financial statements have been prepared on a going concern basis of accounting which contemplates continuity of operations, realization of assets, liabilities, and commitments in the normal course of business. The accompanying financial statements do not reflect any adjustments that might result if Clean Coal is unable to continue as a going concern. Clean Coal has a working capital deficit as of December 31, 2017 and has generated recurring net losses since inception. Management believes Clean Coal will need to raise capital in order to operate over the next 12 months. Clean Coal’s continuation as a going concern is dependent upon its ability to generate sufficient cash flow to meet its obligations on a timely basis and ultimately to attain profitability. Clean Coal has limited capital with which to pursue its business plan. There can be no assurance that Clean Coal’s future operations will be significant and profitable, or that Clean Coal will have sufficient resources to meet its objectives. These conditions raise substantial doubt as to Clean Coal’s ability to continue as a going concern. Management may pursue either debt or equity financing or a combination of both, in order to raise sufficient capital to meet Clean Coal’s financial requirements over the next twelve months and to fund its business plan. There is no assurance that management will be successful in raising additional funds.

NOTE 4: RELATED PARTY TRANSACTIONS

Wages and bonus payable to related parties

Accruals for salary and bonuses to officers and directors are included in accrued liabilities in the balance sheets and totaled $2,023,992 and $2,660,697 as of December 31, 2017 and 2016, respectively. As part of the separation agreement with Mr. Ponce de Leon, the Company agreed to pay him all his accrued salary within two years but agreed to pay him $200,000 by November 2015 out of revenues earned. As the Company did not earn revenue in 2015 and as at December 2017 has still not earned revenue, the obligation to Mr. Ponce de Leon of $1,398,453 is currently in default and the amount includes $171,739 in accrued interest. It is the Company’s intention to pay Mr. Ponce de Leon immediately upon receiving revenue.

Debt

During the year ended December 31, 2017, the Company borrowed $130,010 from officers and directors. The loans were unsecured, bore no interest and was due on demand. The Company repaid $48,090 of the loans. The remaining principal of $99,970 was converted into 1,000,000 shares of common stock during 2017, resulting in a loss on settlement of $27,430.

During the year ended December 31, 2016, the Company borrowed an aggregate of $50,000 from officers and directors. As of December 31, 2016, the aggregate outstanding balance of note payable to Officers and Directors was $18,050. The Company made payments totaling $19,450 on related party debt during the year ended December 31, 2016. The Company repaid these loans in full during 2017.

During the year ended December 31, 2016, the Company borrowed $50,000 under a note payable from a significant shareholder. The note payable bears no interest, is unsecured and due upon demand.

Any transactions that occur with Tacho Sandoval, and any company he holds a significant interest in, makes that transaction a related party transaction given his equity interest in Clean Coal Technologies Inc. is greater than 10%.

Convertible Debt

2017

During the year ended December 31, 2017, $907,100 of non-related party convertible debt was purchased by a significant shareholder of the Company.

During the year ended December 31, 2017, the Company borrowed an aggregate of $2,836,680, net of original issue discounts and fees of $30,081, under convertible notes payable from a Company with an interest owned by a significant stockholder. Accrued cash structuring fees of $124,760 are associated with the borrowings. Additional discounts of $1,095,215 were recognized due to derivative liabilities and discounts of $1,170,918 due to beneficial conversion features. As of December 31, 2017, the Company had outstanding short term convertible notes payable of $4,551,227, net of unamortized discounts of $310,428 and outstanding long term convertible notes payable of $1,493,558, net of unamortized discounts of $2,582,075. The outstanding convertible notes of the Company are unsecured, bear interest between 6% and 12% per annum, mature between November 2018 and December 2020 and are convertible at fixed rates between $0.06 and $0.15 per share. All notes that were convertible during the year ended December 31, 2017 were accounted for as derivative liabilities until the final resolution of outstanding variable conversion debt instruments on June 30, 2017 (see Note 6). Aggregate amortization of the debt discounts on convertible debt for the year ended December 31, 2017 was $1,324,265.

Eleven of the above referenced convertible notes payable are convertible at $0.06 per share, which was a discount to the market price on the date of issuance. As such, a total of $1,170,918 was recognized as the intrinsic value of a beneficial conversion feature and is being amortized to interest expense over the life of the respective convertible notes payable.

During the year ended December 31, 2017, related party holders of convertible notes payable elected to convert a total of $1,661,100 in principal and $44,579 in accrued interest into a total of 25,200,512 shares of the Company’s common stock.

2016

During the year ended December 31, 2016, the Company borrowed an aggregate of $1,213,606, net of original issue discounts and fees of $180,707, under convertible notes payable from a Company with an interest owned by a significant stockholder. Accrued cash structuring fees of $60,680 are associated with the borrowings. As of December 31, 2016, the Company had outstanding convertible notes payable of $5,172,376, net of unamortized discounts of $1,776,912. The outstanding convertible notes of the Company are unsecured, bear interest at 12% per annum, mature between November of 2018 and December 2019 and are convertible at fixed rates between $0.08 and $0.15 per common share. All notes that were convertible during the year ended December 31, 2016 were accounted for as derivative liabilities (see Note 6).

Outstanding notes payable and convertible notes payable to related parties consisted of the following as of December 31, 2017 and 2016:

	December 31,
Name	2017	2016
Convertible Debt:

Convertible notes payable, interest at 12%, convertible at $0.08 per share, unsecured, due November 25, 2018	$2,987,473	$3,741,473
Convertible note payable, interest at 12%, convertible at $0.12 per share, unsecured, due between November 25, 2018 and February 1, 2019	1,630,073	1,630,073
Convertible notes payable, interest at 12%, convertible at $0.15 per share, unsecured, due between November 25, 2018 and March 31, 2020	1,799,742	1,577,742
Convertible notes payable, interest at 12%, convertible at $0.06 per share, unsecured, due between April 20, 2020 and December 27, 2020	2,520,000	-
Total	8,937,288	6,949,288
Less: short-term debt	(4,861,655)	-
Total long-term debt	4,075,633	6,949,288
Less: Long-term unamortized discounts	(2,582,075)	(1,776,912)
Net long-term debt	$1,493,588	$5,172,376

Nonconvertible Debt:
Notes payable, no interest, unsecured, due upon demand	$50,000	$68,050
Total	$50,000	$68,050

Principal payments on debt to both related parties and non-related parties for each of the following five years is as follows:

2018	$5,324,840
2019	1,333,633
2020	2,742,000
2021	-
2022	-
Thereafter	-
Total	$9,400,473

Common Stock issued to related parties

During the year ended December 31, 2017, the Company issued a total of 8,000,000 common shares for the conversion of $1,000,000 of salary due to two officers.

During the year ended December 31, 2017, the Company issued a total of 1,500,000 common shares for compensation to two officers, fair value of $194,700 is recognized as expense during 2017.

During the year ended December 31, 2017, the Company issued a total of 1,000,000 common shares for the conversion of $99,970 of notes payable to an officer, the fair value of the shares is $127,390, resulting in a loss of $27,430 on settlement

During the year ended December 31, 2016, the Company issued a total of 1,785,714 common shares for the conversion of $500,000 of salary due to an officer and additional compensation expense of $616,071.

During the year ended December 31, 2016, the Company issued 17,528,492 shares of common stock for bonuses to officers and directors valued at $7,118,140, which was recorded as compensation expense.

Non-Binding License Agreement – related party

During July 2017, the Company entered into a non-binding agreement to explore the opportunity of engaging in a license of Clean Coal Pristine M technology. As part of the non-binding agreement, in September 2017, the Company received a non-refundable deposit of $100,000, subject to application to any future license agreement, from Wyoming New Power. The license agreement is for two million tons per annum. The remainder of the license fee will be due upon the signing of a definitive license agreement expected in the second quarter of 2018. Wyoming New Power is a related party because it is controlled by an entity that has a significant interest in Clean Coal Technologies, Inc.

NOTE 5: DEBT

Convertible Debt

During the year ended December 31, 2016, the Company borrowed an aggregate of $1,824,495, net of original issue discounts and fees of $122,605, under convertible notes payable and issued an aggregate of 18,018,838 common shares for the conversion of $1,231,250 in convertible debt and $56,723 in accrued interest. During the year ended December 31, 2016, the Company repaid partial balances of five convertible notes at a cost of $905,644. As of December 31, 2016, the Company had outstanding convertible notes payable of $1,621,767 net of unamortized discounts of $104,240. The outstanding convertible notes of the Company are unsecured, bear interest between 8% and 12% per annum, mature between October 2014 and December 2018 and are convertible at variable rates between 58% and 75% of the quoted market price of the Company’s common stock. All notes that were convertible during the year ended December 31, 2016 were accounted for as derivative liabilities (see Note 6). During the years ended December 31, 2017 and 2016, the Company defaulted on and entered into standstill agreements on certain of its convertible notes resulting in an aggregate increase to the outstanding principal balance on its convertible debt of $132,871 and $466,890, respectively. In 2016, one of our convertible notes was in default. The note carried as collateral the company IP and assets. In March 2017 this note was bought out and the remainder of the note was converted into equity. As such the collateral was returned to the company.

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

As of December 31, 2017 and 2016, the Company had outstanding notes payable to third parties of $413,185 and $413,185, respectively.

As of December 31, 2017 and 2016, a total of $0 and $235,000 of notes payable were in default, respectively.

Outstanding notes payable and convertible notes payable to third parties consisted of the following as of December 31, 2017 and 2016:

	December 31,
Name	2017	2016
Convertible Debt:
Convertible note payable, interest at 10%, convertible at various rates, unsecured, due November 16, 2014	-	634,541
Convertible note payable, interest at 6%, convertible at various rates, unsecured, due March 10, 2018	-	80,126
Convertible note payable, interest at 8%, convertible at various rates, unsecured, due October 13, 2017	-	355,000
Convertible note payable, interest at 8%, convertible at various rates, unsecured, due November 15, 2017	-	100,000
Convertible note payable, interest at 8%, convertible at various rates, unsecured, due November 22, 2017	-	347,100
Convertible note payable, interest at 8%, convertible at various rates, unsecured, due December 28, 2018	-	105,000
Total	-	1,621,767
Less: current portion	-	(1,436,641)
Total long-term debt	-	185,126
Less: Unamortized discount	-	(104,240)
Net, long-term debt	$-	$80,886

Nonconvertible Debt:
Notes payable, no interest, unsecured, past due	$35,000	$35,000
Notes payable, no interest, unsecured, past due	378,185	378,185
Total	$413,185	$413,185

NOTE 6: DERIVATIVE LIABILITIES

During the year ended December 31, 2017, eight convertible notes issued by the Company became convertible and qualified as derivative liabilities under Financial Accounting Standards Board (FASB) Accounting Series Codification 815, Derivatives (ASC 815). During the year ended December 31, 2017, debt holders of the convertible debt that tainted the convertible instrument pool and required all outstanding convertible debt, nonemployee common stock options and common stock warrants to be accounted for as derivative liabilities under ASC 815, converted the remaining balances, resulting in the pool no longer being tainted as all remaining convertible instruments have fixed conversion amounts.

As of December 31, 2017 and December 31, 2016, the aggregate fair value of the outstanding derivative liabilities was $0 and $18,028,611, respectively. During the years ended December 31, 2017 and 2016, the net gain on the change of fair value was $4,620,866 and $58,197,261, respectively.

The Company analyzed the conversion options embedded in the convertible debt for derivative accounting consideration under ASC 815 and determined that the instruments embedded in the above referenced convertible promissory notes should be classified as liabilities and recorded at fair value due to their being no explicit limit to the number of shares to be delivered upon settlement of the conversion options.  Because the number of shares to be issued upon settlement of the above referenced convertible promissory notes could not be determined under these instruments, the Company could not determine whether it would have sufficient authorized shares at a given date to settle future share instruments. The fair values of the instruments were determined using a Black-Scholes option-pricing model.

The Company estimated the fair value of the derivative liabilities using the Black-Scholes option pricing model and the following key assumptions during the years ended December 31:

	2017	2016
Expected dividends	-%	-%
Expected term (years)	0.25 – 5.00	0.17 – 5.00
Volatility	48% - 353%	79% - 272%
Risk-free rate	0.50% - 1.93%	0.16% - 1.57%

The below table presents the change in the fair value of the derivative liabilities during the years ended December 31, 2017 and 2016:

Fair value as of December 31, 2015	$70,004,318
Fair value on the date of issuance recorded as debt discounts	2,249,583
Fair value on the date of issuance recognized as loss on derivatives	3,223,499
Resolution of derivatives	(2,239,513)
Gain on change in fair value of derivatives	(55,209,276)
Fair value as of December 31, 2016	18,028,611
Fair value on the date of issuance recorded as debt discounts	1,095,215
Extinguishment of liability to equity due to conversions	(1,655,656)
Extinguishment of liability to equity due to release from ASC 815	(12,847,304)
Gain on change in fair value of derivatives	(4,620,866)
Fair value as of December 31, 2017	$-

NOTE 7: EQUITY TRANSACTIONS

Common Stock

2017
During the year ended December 31, 2017, the Company issued 1,000,000 common shares for a debt transfer fee rendered valued at $127,400.

During the year ended December 31, 2017, the Company issued an aggregate of 36,403,968 common shares to convertible note holders for conversion of $2,494,195 in principal and $2,491 in accrued interest.

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

Options

There were no common stock options issued and no unamortized options expense during the years ended and as of December 31, 2017 and 2016.

The following table presents the stock option activity during the years ended December 31, 2017 and 2016:

		Weighted
		Average
	Options	Exercise Price
Outstanding - December 31, 2015	714,286	$4.68
Granted	-	-
Forfeited/canceled	28,573	8.40
Exercised	-	-
Outstanding - December 31, 2016	685,713	$4.52
Granted	-	-
Forfeited/canceled/expired	-	-
Exercised	-	-
Outstanding - December 31, 2017	685,713	$4.52

Exercisable – December 31, 2016	685,713	$4.52
Exercisable – December 31, 2017	685,713	$4.52

The weighted average remaining life of the outstanding options as of December 31, 2017 and 2016 was 0.78 and 2.62 years and the intrinsic value of the exercisable options was $0 and $0, respectively.

Warrants

In November 2013, the Company issued a lender an aggregate of 310,863 common stock warrants in connection with a note payable. The warrants were exercisable immediately at $1.75 per share and expire on November 30, 2018. These warrants contain a subsequent equity sale reset “down round”, which provides that if the Company sells or grants any option to purchase any common stock of the Company at any effective price per share less than the exercise price of the warrants, the exercise price shall be reduced to equal that lower exercise price. During 2017, the exercise price of these warrants was reset to $0.055 per share.  As the warrants were accounted for as derivative liabilities (due to being tainted by the outstanding convertible debt) at the time the reset was triggered, the change in fair value resulting from the reset of $26,060 was recognized as change in fair value of derivative liabilities.

These warrants were accounted for as derivative liabilities under ASC 815 (see Note 6). The fair value of the warrants of $292,148 was recorded as a debt discount which is being amortized to interest expense over the life of the note.

In August 2014, the Company issued a lender an aggregate of 4,180,000 common stock warrants in connection with a note payable. The warrants were exercisable immediately at $0.50 per share and expire on August 31, 2019. These warrants contain a subsequent equity sale reset “down round”, which provides that if the Company sells or grants any option to purchase any common stock of the Company at any effective price per share less than the exercise price of the warrants, the exercise price shall be reduced to equal that lower exercise price. During 2017, the exercise price of these warrants was reset to $0.055 per share. As the warrants were accounted for as derivative liabilities (due to being tainted by the outstanding convertible debt) at the time the reset was triggered, the change in fair value resulting from the reset of $177,959 was recognized as change in fair value of derivative liabilities.

These warrants were accounted for as derivative liabilities under ASC 815 (see Note 6). The fair value of the warrants of $855,440, of which, $400,000 was recorded as a debt discount which is being amortized to interest expense over the life of the note and $455,440 was expensed as loss on derivative liability.

During the year ended December 31, 2017 and 2016, the Company granted 72,497 and 424,535 warrants with convertible debt, respectively. The fair value of these warrants associated with the notes was determined to be $6,820 and $187,359 as of December 2017 and 2016, respectively, of which $6,820 and $187,359 was recorded as a discount to the notes during the years ended December 31, 2017 and 2016, respectively.

The following table presents the stock warrant activity during the years ended December 31, 2017 and 2016:

		Weighted
		Average
	Warrants	Exercise Price
Outstanding - December 31, 2015	6,889,891	$0.43
Granted	424,532	0.14
Exercised	-	-
Outstanding - December 31, 2016	7,314,423	0.41
Granted	67,340	0.15
Expired	(38,571)	1.75
Outstanding – December 31, 2017	7,343,192	0.08

Exercisable – December 31, 2016	7,314,423	$0.41
Exercisable – December 31, 2017	7,343,192	$0.08

The weighted average remaining life of the outstanding warrants as of December 31, 2017 and 2016 was 2.15 and 2.62 years, respectively. The intrinsic value of the exercisable warrants as of December 31, 2017 and 2016 was $281,982 and $0, respectively.

NOTE 8: OPERATING LEASES

Clean Coal has one operating lease for its executive offices in Manhattan, New York. Effective February 1, 2014, the lease is month to month, at a monthly rate of $200 per month.

NOTE 9: COMMITMENTS AND CONTINGENCIES

Litigation

On August 1, 2017 a Florida judge overruled a jury verdict and found the Company not guilty of any wrongdoing in the case of Soffin v’s Clean Coal Technologies Inc., including the $121,000 previously issued award. Subsequently, the plaintiff filed an appeal to of the judge overrule, but the Company believe the likelihood of a reversal is unlikely.

The Company is currently contesting a charge from a vendor claiming $320,000 in charges for work provided on its test facility.  It is the Company’s contention that they have been overcharged by at least $205,000 based on evidence submitted by third parties and is seeking remediation for this overcharge. As at December 31, 2017 the full charge of $320,000 has been recognized in the company’s books and records. It is expected that this case will go to trial in Q2 2018.

As part of the separation agreement with Mr. Ponce de Leon, the ex COO of the Company, the Company agreed to pay him his accrued salary of $1,226,711 within two years but agreed to pay him $200,000 by November 2015 out of revenues earned. As the Company did not earn revenue in 2015 and as at December 2017 has still not earned revenue, the obligation to Mr. Ponce de Leon is currently in default and is accruing interest of $171,742 and totals $1,398,453 at December 31, 2017. It is the Company’s intention to pay Mr. Ponce de Leon immediately upon receiving revenue including any interest that has been accrued.

NOTE 10: SUBSEQUENT EVENTS

During January 2018 the Company issued a convertible note payable in the amount of $500,000 to a related party. The convertible note is due three years from the date of issue, accrues interest at 12% per annum, is convertible to common stock of the Company at $0.06 per share and is unsecured.

During February 2018 the Company issued a convertible note payable in the amount of $742,500 to a related party. The convertible note is due three years from the date of issue, accrues interest at 12% per annum, is convertible to common stock of the Company at $0.06 per share and is unsecured.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

There have been no changes in our independent accountants, MaloneBailey, LLP, or disagreements with them on matters of accounting or financial disclosure.

ITEM 9A. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

As of December 31, 2017, we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Exchange Act Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our financial disclosure controls and procedures were not effective due to our limited internal resources and lack of ability to have multiple levels of transaction review.

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

Management has assessed our internal control system in relation to criteria for effective internal control over financial reporting described in “Internal Control-Integrated Framework” issued in 2013 by the Committee of Sponsoring Organizations (“COSO”) of the Treadway Commission. Based upon these criteria, we believe that, as of December 31, 2017, our system of internal control over financial reporting was not effective due to material weaknesses that were identified. The material weaknesses are caused by our limited internal resources and limited personnel.  We presently have only two officers. The material weaknesses include 1.) no segregation of duties within the Company, 2.) there is no management oversight or multiple levels of supervision and review, no control documentation being produced, no one to review control documentation if it was being produced, 3.) a lack of expertise in the application of generally accepted accounting principles in regard to the accounting and reporting of our derivative transactions.

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

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The executive officers and directors of the Company are as follows:

Name	Age	Position	Held Since
Robin T. Eves	67	CEO, President, Director	August 2010
Thomas Shreve	66	Director	November 2015
Edward Jennings	78	Chairman of the Board	September 2007
Scott Younger	75	Director	November 2013
Aiden Neary	46	COO, CFO, Director	February 2016

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

Aiden Neary was appointed as Chief Financial Officer of the Company on November 26, 2013 and Chief Operating Officer in July 2015. In January 2016 Mr. Neary was appointed to the Board of Directors. Since October 2010, Mr. Neary has been exploring opportunities across the investment banking landscape and has also pursued private interests including charitable work.  From February 2010 to October 2010, he served as Managing Director and Chief of Staff for Global Equity at UBS in Stamford, Connecticut. From November 2006 to February 2010, Mr. Neary was Executive Director and Chief of Staff for Global Equity at UBS. From June 2003 to November 2006, he served as Executive Director and COO for the Global Commodity Business at UBS. Prior to that position, from February 2002 to June 2003, he was Director and Business Manager for Global Government Bond and Derivative business at UBS in London, and from August 2000 to February 2002, as Associate Director and Business Manager for Global Government Bond and Derivative Business at UBS in London. Prior to joining UBS, from January 2000 to July 2000, Mr. Neary was Manager and Head of Product Control for Fixed Income Derivatives at Schroders Investment Bank in London. From January 1995 to January 2000, he was Manager and Head of Product Control for Government Bonds and Derivatives at ING Barings.  Mr. Neary earned a degree in Accounting and Law from Kingston University in London (1990 – 1993), and is a Chartered Management Accountant since 1998.

We believe that Mr. Nearys qualifications to serve on the Board of Directors include his over 15 years of professional experience working in Investment Banking and his over two years of working with Clean Coal Technologies Inc.

Mr. Thomas W. Shreve was appointed to the Board of Directors in November, 2015. Mr. Shreve moved from California to Indonesia in 1991 to serve as country representative for New York-based law firm Milbank, Tweed, Hadley & McCloy, and over the succeeding 24 years has been a leading transaction execution specialist and business executive in Indonesia. Tom has managed some of the more significant transactions recently undertaken by Indonesian companies, including the permanent acquisition financing and subsequent sale of Berau Coal Energy, and the acquisition of Inter Milan Football Club by a group of Indonesian businessmen. He served as an officer of Berau Coal Energy and as a non-executive director of Inter Milan Football Club. As a lawyer in Jakarta affiliated with Milbank in the early 1990s, Mr. Shreve advised the issuers in the first New York Stock Exchange listing by a private sector Indonesian company, as well as the first U.S. public bond issue by a private sector Indonesian company. As an investment banker, he advised the Indonesian Government in the sale of distressed assets in the aftermath of the Asian Financial Crisis of 1997-98. He served as Chief Executive Officer of Recapital Investment Group from 2009-14 and of Acuatico Pte. Ltd., a water infrastructure company, in 2014-15. A member of the California Bar, Mr. Shreve earned his J.D. degree at Northwestern University School of Law in Chicago.

We believe that Mr. Shreves qualifications to serve on the Board of Directors include his strong legal and business connections across Asia and in particular in Indonesia where he currently resides.

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

Board Committees

At this filing date, we have an audit committee, but no compensation committee or nominating committee. Our full Board currently performs the duties and responsibilities of such committees. Due to the size of the Company and due to the small number of directors that we had for 2017, we believed it was appropriate for the full Board to handle the responsibilities of these committees. It is our intention through 2018, as our Board increases in size, to introduce a number of committees.

Audit Committee Financial Expert

We created an Audit Committee in December 2017 comprising of two independent board of director members, Thomas Shreve and Scott Younger and two internal board of director members Aiden Neary and Robin Eves.

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

Meetings of our Board of Directors
Our Board of Directors held 4 meetings during the fiscal year ended December 31, 2017 (including meetings conducted by telephone conferencing).  No director attended less than 75% of all board meetings during the fiscal year ended December 31, 2016. All current Board members and all nominees for election to the Board of Directors are encouraged to attend our annual meetings of stockholders, either in person or by teleconference.

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

Directors’ Compensation
In 2017, all meetings were via telephone conference. The Board plans one regularly scheduled meeting each fiscal quarter and may schedule additional meetings as necessary. For fiscal 2017, Dr. Younger and Mr. Shreve will each receive annual compensation as a director of $25,000 which will be paid only upon available cash flow. In addition, Dr. Younger received 28,572 common shares upon his appointment as a director and Mr. Shreve received 100,000 common shares.

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

ITEM 11. EXECUTIVE COMPENSATION

Compensation Discussion and Analysis

At this time, we do not have a compensation committee or a fully developed compensation policy. We have only two executive officers, our CEO and president, our Chief Operations Officer and Chief Financial Officer. Their employment agreements were negotiated by the board of directors with the terms based on the board’s assessment of their qualifications and requirements.

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

Employment Agreements

We signed two year employment agreements effective July 1, 2017, with Robin Eves, as Chief Executive Officer and President, and Mr. Neary as COO/CFO. Mr. Eves will receive an annual salary of $519,750 and Mr. Neary $450,000. Each officer was granted a signing bonus of 750,000  shares of the Company’s restricted common stock upon execution of the agreements. In addition, each officer was granted an additional 750,000 common shares payable following the one year completion of the contract due July 1, 2017.

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

Other Key Employees and Consultants

As at December 31, 2017 we have no other employees in the company.

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

SUMMARY COMPENSATION TABLE

Officers Name & Principal Position	Year	Salary ($)	Bonus ($)	Stock ($)	Option Awards ($)	All Other Compensation ($)	Total ($)
Robin Eves, Pres and CEO (1)	2017	507,350	100,612	-	-	-	607,962
	2016	495,000	250,000	-	-	-	745,000

Aiden Neary, COO/CFO	2017	412,500	100,612				513,112
	2016	375,000	250,000				625,000

(1) On July 8, 2013, Robin Eves was issued 28,571 common shares in lieu of interest on loans made to the company. The value for these shares was $19,747. As a bonus for forbearance on payment of monthly fees, Mr. Eves was approved to receive 57,143 common shares on October 7, 2013. These shares had a value of $80,000 based upon $1.40 on the day that the shares were approved. Mr. Eves also received an approval for bonus shares for the year 2013 on December 4, 2013. The amount of shares approved was 142,857 shares with a value of $165,000 based upon $1.15 per share on the date of the approval. Through December 31, 2014, Robin eves returned 1,273,360 common shares back to the Company. Mr. Eves also returned 457,143 options back to the company that were previously awarded. Mr. Eves signed a two year contract on July 1, 2017 at an annual salary of $519,750. He was also awarded 750,000 common shares upon signing and will receive an additional 750,000 shares on July 1, 2018.

(2) On November 26, 2013 Aiden Neary signed a two year Executive Employment Agreement which called for 142,857 shares to be issued at the time of signing his agreement and 142,857 that vest 1 year after the date of grant. These shares were approved to be issued and the issuance was deferred until after the Company completes its planned common stock reverse.  The fair value of this award was determined to be $300,000 based upon $1.05 on the date of grant. Mr. Neary was approved to receive 28,571 shares of stock as a bonus for 2013 on December 4, 2013. These shares had a value of $33,000 based upon $1.15 per shares on the date of the approval. Through year ended December 31, 2015 Mr. Neary returned 497,527 common shares back to the company. Mr. Neary also forfeited his right of the second tranche of 142,857 shares before vested. Mr. Neary signed a two year contract on July 1, 2017 at an annual salary of $450,000. He was also awarded 750,000 common shares upon signing and will receive an additional 750,000 shares on July 1, 2018.

OUTSTANDING EQUITY AWARDS AT FISCAL YEAR-END

           The following table shows outstanding grants of stock options and grants of unvested stock awards outstanding on the last day of the fiscal year ended December 31, 2017, to each of the executive officers named in the Summary Compensation Table.

	Option Awards				Stock Awards
Name	Number of Securities Underlying Unexercised Options Exercisable (#)	Number of Securities Underlying Unexercised Options Unexercisable (#)	Option Exercise Price ($)	Option Expiration Date	Number of Shares or Units of Stock That Have Not Vested (#)	Market Value of Shares or Units of Stock That Have Not Vested ($)
Robin Eves	285,714		$1.05	8/1/2020

The following table sets forth, for the current year, the dollar value of all cash and non-cash compensation for the Company’s directors.

DIRECTOR COMPENSATION

Name	Year	Fees Earned or Paid in Cash ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Non Qualified Deferred Compensation Earnings	All Other Compensation ($)	Total ($)
Robin Eves	2017	-	-	-	-	-	-	-
Aiden Neary	2017	-	-	-	-	-	-	-
Ed Jennings	2017		-	-	-	-	-
Scott Younger(1)	2017	25,000	-	-	-	-	-	25,000
Thomas Shreve(2)	2017	25,000						25,000

(1)	Mr. Younger’s directors fees have been accrued
(2)	Mr. Shreve directors fees of $25,000 was accrued in 2017

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth information, as of December 31, 2017, with respect to each person known by the Company to own beneficially more than 5% of the 148,972,419 shares of our issued and outstanding common stock, as well as the beneficial ownership of each director and officer and all directors and officers as a group. We are not aware of any present arrangements that could result in a change of control of the Company.  Except as otherwise indicated, each of the stockholders listed below has sole voting and investment power over the shares beneficially owned. Except as otherwise indicated, addresses are c/o Clean Coal Technologies, Inc., 295 Madison Avenue (12th Floor) New York, NY 10017.

Officers and Directors	Amount and Nature of Beneficial Ownership(1)	Percent of Class

Robin Eves, President, CEO, Director	14,660,271	9.8%
Aiden Neary, COO/CFO	18,135,557	12.1%
Thomas Shreve, Director	100,000	0%
Edward Jennings, Director	82,793	0%
Scott Younger, Director	372,858	0%
All directors and officers as a group (5 persons)	33,351,479	22.3%

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Accounts payable to related parties

Accruals for salary and bonuses to officers and directors are included in accrued liabilities in the balance sheet and totaled $2,660,697 and $3,037,376 as of December 31, 2017 and 2016, respectively.

Debt and convertible debt owed to related parties

At December 31, 2017, debt owed to related parties totaled $18,050.

During the year ended December 31, 2017, the company borrowed an aggregate of $37,500 from Officers and Directors and repaid $19,450 through 2016 at 0% interest and no equity involved. As of December 31, 2016 and December 31, 2015, the aggregate outstanding balance of note payable to Officers and Directors was $18,050 and $0, respectively.

Director Independence

Our Board is not subject to any independence requirements. However, our Board has reviewed the independence of its directors under the requirements set forth by the NASDAQ Stock Market. Messrs. Eves and Neary are officers of the Company and therefore not deemed independent directors.  Dr. Jennings, Dr. Younger and Mr. Shreve are deemed to be independent directors.

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES

Fees billed to the Company by MaloneBailey, LLP

	2017	2016
(1) Audit Fees	$51,000	$45,500
(2) Tax Fees	$-	$-
(3) Other Fees	$-	$-

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

/s/Robin Eves
Dated: March 16, 2018	Robin Eves CEO, President, Principal Executive Officer

Dated: March 16, 2018	/s/Aiden Neary
Aiden Neary CFO, Principal Financial Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities indicated on the 16th day of March 2018.

/s/Robin Eves	/s/Scott Younger
Robin Eves, CEO, President and Director	Scott Younger, Director

/s/Edward Jennings	/s/Thomas Shreve
Edward Jennings, Director	Thomas Shreve, Director

/s/Aiden Neary
Aiden Neary, COO, CFO and Director