Form 10-Q
period 2018-03-31
Clean Coal Technologies Inc.
filed 2018-05-01
CIK 1445109

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

FORM 10-Q

(Mark One)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: March 31, 2018

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

The number of shares outstanding of Registrant’s Common Stock as of April 30, 2018: 148,972,419

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

Clean Coal Technologies, Inc.
Balance Sheets
(Unaudited)

	March 31,	December 31,
	2018	2017
ASSETS
Current Assets
Cash	$67,564	$11,773
Total Current Assets	67,564	11,773

Property, plant and equipment, net of accumulated depreciation of $1,019 and $1,019, respectively	-	-

Total Assets	$67,564	$11,773

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current Liabilities
Accounts payable	$1,571,861	$2,268,507
Accrued liabilities	4,628,167	4,224,073
Notes payable	413,185	413,185
Notes payable – related party	50,000	50,000
Customer deposits – related party	100,000	100,000
Convertible debt, net of unamortized discounts – related party	5,170,600	4,551,227
Total Current Liabilities	11,933,813	11,606,992

Long-Term Liabilities
Convertible debt, net of unamortized discounts – related party	1,428,145	1,493,558

Total Liabilities	13,361,958	13,100,550

Stockholders’ Deficit:
Common stock, $0.00001 par value; 500,000,000 shares authorized, 148,972,419 and 148,972,419 shares issued and outstanding, respectively	1,489	1,489
Additional paid-in capital	256,497,282	255,321,698
Accumulated deficit	(269,793,165)	(268,411,964)
Total Stockholders’ Deficit	(13,294,394)	(13,088,777)
Total Liabilities and Stockholders’ Deficit	$67,564	$11,773

The accompanying notes are an integral part of these unaudited financial statements.

Clean Coal Technologies, Inc.
Statements of Operations
(Unaudited)

	Three Months Ended
	March 31,
	2018	2017

Operating Expenses:
General and administrative	$397,574	$438,713
Research and development	50,201	-
Consulting services	10,025	4,088
Gain on sale of assets	(18,300)	-

Loss from Operations	(439,500)	(442,801)

Other (Expenses) Income:
Interest expense	(941,701)	(445,421)
Debt default, standstill, settlement and transfer expenses	-	(22,014)

Gain on change in fair value of derivative liabilities	-	8,788,332
Total Other (Expenses) Income	(941,701)	8,320,897

Net (Loss) Income	$(1,381,201)	$7,878,096

Net (loss) income per share - basic	$(0.01)	$0.07

Weighted average shares outstanding - basic	148,972,419	105,272,409

Net loss per share - diluted	$(0.01)	$(0.00)

Weighted average shares outstanding - diluted	148,972,419	206,510,723

The accompanying notes are an integral part of these unaudited financial statements.

Clean Coal Technologies, Inc.
Statements of Cash Flows
(Unaudited)

	Three months Ended
	March 31,
	2018	2017
CASH FLOWS FROM OPERATING ACTIVITIES:
Net (loss) income	$(1,381,201)	$7,878,096
Adjustment to reconcile net (loss) income to net cash used in operating activities:
Amortization of debt discounts	487,044	231,717
Gain on sale of assets	(18,300)	-
Gain on change in fair value of derivative liabilities	-	(8,788,332)
Loss on settlement of related debt	-	22,014
Changes in operating assets and liabilities:
Decrease in accounts payable	(696,646)	(166,072)
Increase in accrued expenses	404,094	442,333
Net Cash Used in Operating Activities	(1,205,009)	(380,244)

CASH FLOWS FROM INVESTING ACTIVITIES:
Proceeds from the sale of fixed assets	18,300	-
Net Cash Used in Operating Activities	18,300	-

CASH FLOWS FROM FINANCING ACTIVITIES:
Borrowings on convertible debt, net of original issue discounts – related party	1,242,500	217,490
Borrowings on related party debt	-	130,010
Payments on related party debt	-	(5,000)
Net Cash Provided by Financing Activities	1,242,500	342,500

NET CHANGE IN CASH AND CASH EQUIVALENTS	55,791	(37,744)
CASH AND CASH EQUIVALENTS - beginning of period	11,773	100,444
CASH AND CASH EQUIVALENTS - end of period	$67,564	$62,700

SUPPLEMENTAL DISCLOSURES:
Cash paid for interest	$-	$-
Cash paid for income taxes	$-	$-

NON-CASH INVESTING AND FINANCING ACTIVITIES:
Beneficial conversion feature on convertible debt – related party	$1,175,584	$-
Debt discounts due to derivative liabilities	$-	$721,178
Common stock issued for conversion of debt	$-	$763,390
Derivative liabilities recorded as debt discounts	$-	$150,471
Accrued cash restructuring fees	$-	$10,875

The accompanying notes are an integral part of these unaudited financial statements.

Clean Coal Technologies, Inc.
Notes to Financial Statements
(Unaudited)

NOTE 1: BASIS OF PRESENTATION

The accompanying unaudited interim financial statements of Clean Coal Technologies, Inc. (“Clean Coal”, the “Company”) have been prepared in accordance with accounting principles generally accepted in the United States of America and the rules of the Securities and Exchange Commission, and should be read in conjunction with the audited financial statements and notes thereto contained in Clean Coal’s Annual Report on Form 10-K filed with the SEC. In the opinion of management, the accompanying unaudited interim financial statements reflect all adjustments, consisting of normal recurring adjustments, necessary to present fairly the financial position and the results of operations for the interim period presented herein. The results of operations for interim periods are not necessarily indicative of the results to be expected for the full year or for any future period. Notes to the financial statements which would substantially duplicate the disclosure contained in the audited financial statements for fiscal 2017 as reported in the Form 10K have been omitted.

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

For the three months ended March 31, 2018, the Company realized a net loss, resulting in outstanding warrants, and outstanding convertible debt having an antidilutive effect. For the three months ended March 31, 2017, the dilutive effect of the outstanding warrant conversion options was 10,763,893 shares and the dilutive effect of the outstanding convertible debt was 90,464,421 shares, with a reduction to net income of $8,788,332.

NOTE 2: GOING CONCERN

The accompanying financial statements have been prepared on a going concern basis of accounting which contemplates continuity of operations, realization of assets, liabilities, and commitments in the normal course of business. The accompanying financial statements do not reflect any adjustments that might result if Clean Coal is unable to continue as a going concern. Clean Coal has an accumulated deficit and a working capital deficit as of March 31, 2018 with no significant revenues anticipated for the near term. Management believes Clean Coal will need to raise capital in order to operate over the next 12 months. As shown in the accompanying financial statements, Clean Coal has also incurred significant losses from operations since inception. Clean Coal’s continuation as a going concern is dependent upon its ability to generate sufficient cash flow to meet its obligations on a timely basis and ultimately to attain profitability. Clean Coal has limited capital with which to pursue its business plan. There can be no assurance that Clean Coal’s future operations will be significant and profitable, or that Clean Coal will have sufficient resources to meet its objectives. These conditions raise substantial doubt as to Clean Coal’s ability to continue as a going concern. Management may pursue either debt or equity financing or a combination of both, in order to raise sufficient capital to meet Clean Coal’s financial requirements over the next twelve months and to fund its business plan. There is no assurance that management will be successful in raising additional funds.

NOTE 3: RESEARCH AND DEVELOPMENT

Research and development consists of costs incurred related to the construction and testing of a 2-ton/hour test plant in Oklahoma and its move to Wyoming in Q1 2018. In quarter four 2015, the test plant was commissioned and testing of the plant started. Testing was successfully completed in April 2016. Following discussions with the US Government and with both domestic and international clients the company decided to restart the test facility in order to run specific additional tests at clients and US governments request. The test facility was prepared for testing in August 2017 and testing commenced in October 2017. The test facility was restarted for three specific reasons. Firstly to complete additional detailed tests, secondly to upgrade aspects of the process to further increase the British Thermal Unit value of the beneficiated coal and finally to enable Kiewit, our EPC contractors, to use the process of running the test facility to enable them improve their design of a commercial unit.  The Company moved the facility to Wyoming in Q1 2018 and has secured a location at Fort Union Industrial Park where the permitting application has commenced and reassembly expected to be completed in Q2 2018. During the three months ended March 31, 2018 and 2017, we incurred $50,201 and $0 in research and development expenses, respectively.

NOTE 4: RELATED PARTY TRANSACTIONS

Wages and bonus payable to related parties

Accruals for salary and bonuses to officers and directors are included in accrued liabilities in the balance sheets and totaled $1,922,964 and $2,023,992 as of March 31, 2018 and December 31, 2017, respectively. As part of the separation agreement with Mr. Ponce de Leon, the Company agreed to pay him all his accrued salary within two years but agreed to pay him $200,000 by November 2015 out of revenues earned. As the Company did not earn revenue in 2015 and as at December 2017 has still not earned revenue, the obligation to Mr. Ponce de Leon of $1,422,987 is currently in default and the amount includes $196,273 in accrued interest. It is the Company’s intention to pay Mr. Ponce de Leon immediately upon receiving revenue.

Convertible Debt

During the three months ended March 31, 2018, the Company borrowed an aggregate of $1,242,500, net of original issue discounts and fees of $1,175,584, under convertible notes payable from a Company with an interest owned by a significant stockholder. As of March 31, 2018 and December 31, 2017, the Company had outstanding short-term convertible notes payable of $5,170,600 and $4,551,227, net of unamortized discounts of $416,332 and $310,428, respectively and outstanding long term convertible notes payable of $1,428,145 and $1,493,558, net of unamortized discounts of $3,164,713 and $2,582,075, respectively. The convertible notes payable are convertible at $0.06 per share, which was a discount to the market price on the date of issuance. As such, a total of $1,175,584 was recognized as a beneficial conversion feature and is being amortized to interest expense over the life of the respective convertible notes payable. Amortization expense related to debt discounts on convertible debt for the three months ended March 31, 2018 and 2017 were $487,044 and $231,717 respectively.

Nonconvertible Debt

As of March 31, 2018 and December 31, 2017, the Company had outstanding notes payable to former affiliates of the Company of $50,000. These notes payable of the Company are unsecured, bear no interest and are due on demand.

Customer Deposit

During July 2017, the Company entered into a non-binding agreement to explore the opportunity of engaging in a license of Clean Coal Pristine M technology. As part of the non-binding agreement, in September 2017, the Company received a non-refundable deposit of $100,000, subject to application to any future license agreement. The license agreement is for 2 million ton per annum agreement. The remainder of the license fee will be due upon the signing of a definitive license agreement expected in the second half of 2018.

NOTE 5: DEBT

As of March 31, 2018 and December 31, 2017, the Company had outstanding notes payable to former affiliates of the Company of $413,185. These notes payable of the Company are unsecured, bear no interest and are due on demand.

NOTE 6: STOCKHOLDERS’ EQUITY

Common Stock Options

A summary of common stock option activity for the three months ended March 31, 2018 is as follows:

		Weighted	Weighted
		Average	Average
	Options	Exercise Price	Remaining Term
Outstanding - December 31, 2017	685,713	$4.52	0.78
Granted	-	-	-
Expired	-	-	-
Exercised	-	-	-
Outstanding – March 31, 2018	685,713	$4.52	0.52

Exercisable – March 31, 2018	685,713	$4.52	0.52

The intrinsic value of the exercisable options as of March 31, 2018 was $0.

Common Stock Warrants

The following table presents the common stock warrant activity during the three months ended March 31, 2018:

		Weighted	Weighted
		Average	Average
	Warrants	Exercise Price	Remaining Term
Outstanding - December 31, 2017	7,343,192	$0.08	2.15
Granted	-	-	-
Forfeited/expired	-	-	-
Exercised	-	-	-
Outstanding – March 31, 2018	7,343,192	$0.08	1.90

Exercisable – March 31, 2018	7,343,192	$0.08	1.90

The intrinsic value of the exercisable warrants as of March 31, 2018 was $226,242.

NOTE 7: SUBSEQUENT EVENTS

In April 2018, following mediation with a vendor of an outstanding balance, the company successfully won the case and the balance of $320,000 was waived. The company had previously recognized this balance in their accounts and it will be reversed in Q2 2018.

In April 2018, the company secured a permanent location in Wyoming for its test facility at the Fort Union Industrial Park. The term of the lease is three years.

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

•
The Company has engaged in discussions and met with the Minister for Coal in India and a number of the Energy governmental bodies in India in December 2017. As at April 2018 they are performing due diligence on our technology.

•
The company has met with a number of the senior management of some of the largest Energy companies in India in December 2017.  As at April 2018 we continue to advance commercial terms with these parties. Upon completion of the reassembly of the test facility in Wyoming arrangements are being made for these companies to send 500 tons of their coal to the facility for testing. This is expected in Q2 – Q3 2018.

•	Discussions continue with the US DOE and Capitol Hill to further our technology to benefit US coal.

Employees

As of March 31, 2018, we had two full-time executives. President and CEO Robin Eves, Chief Operations Officer and Aiden Neary, Chief Financial Officer have written employment agreements. Messrs. Eves and Neary received no compensation for their participation on the Board of Directors.

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

Results of Operations

We had no direct revenues for the three months ended March 31, 2018 or the year ended December 31, 2017. In 2017, we received $100,000 as a non refundable deposit on a two million ton license agreement from Wyoming New Power, a related party. The definitive license agreement is expected to be completed in the second or third quarter of 2018.  In the year ended December 31, 2012, we have received an initial license fee of $375,000 from Jindal paid pursuant to the signing of our coal testing plant construction contract. The balance of $375,000 will be due upon the successful review and assessment of the testing completed in December 2017 at AES, currently anticipated in the third quarter of fiscal 2018. We do not anticipate any significant royalty fees for approximately 12 months thereafter.

For the Three Months Ended March 31, 2018 and March 31, 2017

Revenues

We have generated no revenues for the three months ended March 31, 2018 and 2017. During the third quarter of 2017, we received a customer deposit of $100,000 towards license revenues from Wyoming New Energy. At March 31, 2018, the $100,000 is recorded as a customer deposit payable until license acceptance and delivery.

Operating Expenses

Our operating expenses for the three months ended March 31, 2018 totaled $439,500 compared to $442,800 for the three month period in 2017. The primary component of the operating expenses for the three months ended March 31, 2018 was general and administrative expenses, recognizing $397,574 for the three months ended March 31, 2018, compared to $438,712 for the three months ended March 31, 2017. The decrease in general administrative is mainly due to decreases in expenses such as professional fees, as well as the recognition of $18,300 in sales of scrap metal. Consulting services expense were $10,025 for the three months ended March 31, 2018, compared to $4,088 for the three months ended March 31, 2017. We also recognized $50,201 in research and development expenses during the three months ended March 31, 2018, compared to none during the three months ended March 31, 2017.

Other Income and Expenses

During the three months ended March 31, 2018, we recognized total other expense of $941,701 compared to total other income of $8,320,897 for the three months ended March 31, 2017. The majority of the decrease is due to a $8,788,332 gain on change in fair value of derivative liabilities during the three months ended March 31, 2017. There were no such gains during the three months ended March 31, 2018. Interest expense increased as a result of new convertible notes payable and debt discount amortization during the three months ended March 31, 2018.

Net Income/Loss

For the three months ended March 31, 2018, we had net loss of $1,381,201, compared to net income of $7,878,097 for the three months ended March 31, 2017. The decrease in net income is mainly due to the decrease in other income from derivatives as discussed above.

We anticipate losses from operations will increase during the next three months due to costs associated with moving the test plant to a permanent location, as well as anticipated increased payroll expenses as we add necessary staff and increases in legal and accounting expenses associated with maintaining a reporting company. We expect that we will continue to have net losses from operations until revenues from operating facilities become sufficient to offset operating expenses, unless we are successful in the sale of licenses for our technology once the coal testing plant testing is complete.

Liquidity and Capital Resources

We have generated minimal revenues since inception. We have obtained cash for operating expenses through advances and/or loans from affiliates and stockholders, the sale of common stock, the issuance of loans and convertible debentures

Net Cash Used in Operating Activities. Our primary source of operating cash during the three months ended March 31, 2018, was borrowings on related party debt, third party debt and convertible debt. Our primary uses of funds in operations were the completion of the construction of the test facility including the testing of the plant, the payment of professional and consulting fees and general operating expenses.

Net cash used in operating activities, was $1,205,009 for the three months ended March 31, 2018 compared to net cash used of $380,244 for the same period in 2017. Adjustment items to reconcile net income to net cash used in operating activities for the three months ended March 31, 2018 consisted of amortization of debt discounts of $487,044 and a gain on the sale of assets of $18,300.

Net Cash Used In Investing Activities. Net cash used in investing activities for the three months ended March 31, 2018 and 2017 was $18,300 and $0, respectively. All cash from investing activities in 2018 is from the sale of assets.

Net Cash Provided by Financing Activities. Net cash provided by financing activities during the three months ended March 31, 2018 totaled $1,242,500 and was all from the issuance of convertible notes payable to a related party, compared to $217,490 in cash received from the issuance of related party convertible notes payable during the three months ended March 31, 2017. During the three months ended 2017, borrowings on related party notes was $ $130,010, offset by payments on related party notes of $5,000.

Cash Position and Outstanding Indebtedness

At March 31, 2018, we had $67,564 in current assets, consisting of all cash and $13,361,958 in liabilities which consist of $11,933,813 in current liabilities and $1,428,145 in long-term liabilities. Current liabilities consist primarily of accounts payable, accounts payable to related parties, accrued liabilities, short-term debt and related party debt.

At December 31, 2017, we had current assets of $11,773, consisting of all cash and $13,100,550 in liabilities, which consisted of $11,606,992 in current liabilities and $1,493,558 in long-term liabilities. Current liabilities consist primarily of accounts payable, accounts payable to related parties, accrued liabilities, short-term debt, convertible debt and related party debt.

Our working capital deficit at March 31, 2018 and December 31, 2017 was $11,866,249 and $11,595,219, respectively.

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

ITEM 4. CONTROLS AND PROCEDURES

As of March 31, 2018, we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Exchange Act Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended. Based on this evaluation, management concluded that our financial disclosure controls and procedures were not effective due to our limited internal resources and lack of ability to have multiple levels of transaction review. There is a lack of appropriate segregation of duties within the Company, there is no management oversight, no control documentation being produced, and no one to review control documentation if it was being produced. As of March 31, 2018, we had two full time officers of the company.

There were no changes in internal control over financial reporting that occurred during the period covered by this report that have materially affected, or are reasonably likely to materially effect, our internal controls and procedures. We do not expect to implement any changes to our controls and procedures until there is a significant change in our operations or capital resources.

PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

The Company is currently contesting a charge from a vendor claiming $320,000 in charges for work provided on its test facility.  It is the Company’s contention that they have been overcharged by a minimum of $205,000 based on evidence submitted by third parties and is seeking remediation for this overcharge. As at December 31, 2017 the full charge of $320,000 has been recognized in the company’s books and records. In April 2018, following a successful mediation the vendor agreed to waive the full $320,000 outstanding balance. This balance will be reversed in our accounts in Q2 2018.

As part of the separation agreement with Mr. Ponce de Leon, the ex COO of the Company, the Company agreed to pay him his accrued salary of $1,226,711 within two years but agreed to pay him $200,000 by November 2015 out of revenues earned. As the Company did not earn revenue in 2015 and as at December 2017 has still not earned revenue, the obligation to Mr. Ponce de Leon is currently in default. It is the Company’s intention to pay Mr. Ponce de Leon immediately upon receiving revenue including any interest that has been accrued. As of March 31, 2018, the Company has accrued a total of $1,422,987 in accrued salary and interest.

ITEM 1A. RISK FACTORS

For information regarding risk factors, see “Part I. Item 1A. Risk Factors,” in our Annual Report on Form 10-K for the year ended December 31, 2017.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

No shares were issued during Q1 2018.

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

Clean Coal Technologies

Date: April 30, 2018	By:	/s/ Aiden Neary
Aiden Neary
Chief Financial Officer