Form 10-Q
period 2018-06-30
Clean Coal Technologies Inc.
filed 2018-08-10
CIK 1445109

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: June 30, 2018

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

Large accelerated filer ☐           Accelerated filer ☐           Non-accelerated filer ☒           Smaller reporting company ☒           Emerging growth company ☐

If an emerging growth company, indicate by check mark if the registrant has elected to not use the extended transition period for complying with any new or revisited financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).   Yes  ☐    No  ☒

The number of shares outstanding of Registrant’s Common Stock as of August 10, 2018: 157,147,854

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

Clean Coal Technologies, Inc.

Balance Sheets

(Unaudited)

	June 30,	December 31,
	2018	2017
ASSETS
Current Assets
Cash	$15,328	$11,773
Total Current Assets	15,328	11,773

Property, plant and equipment, net of accumulated depreciation of $1,019 and $1,019, respectively	-	-
Right to use ground lease, net of accumulated amortization of $2,000	34,000	-

Total Assets	$49,328	$11,773

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current Liabilities
Accounts payable	$1,343,050	$2,268,507
Accrued liabilities	4,884,441	4,224,073
Notes payable	413,185	413,185
Notes payable – related party	51,600	50,000
Customer deposits – related party	100,000	100,000
Convertible debt, net of unamortized discounts – related party	5,146,481	4,551,227
Total Current Liabilities	11,938,757	11,606,992

Long-Term Liabilities
Convertible debt, net of unamortized discounts – related party	1,631,950	1,493,558

Total Liabilities	13,570,707	13,100,550

Stockholders’ Deficit:
Common stock, $0.00001 par value; 500,000,000 shares authorized, 157,147,854 and 148,972,419 shares issued and outstanding, respectively	1,571	1,489
Additional paid-in capital	257,308,161	255,321,698
Accumulated deficit	(270,831,111)	(268,411,964)
Total Stockholders’ Deficit	(13,521,379)	(13,088,777)
Total Liabilities and Stockholders’ Deficit	$49,328	$11,773

The accompanying notes are an integral part of these unaudited financial statements.

Clean Coal Technologies, Inc.

Statements of Operations

(Unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2018	2017	2018	2017

Operating Expenses:
General and administrative	$747,080	$480,417	1,144,654	$919,140
Research and development	174,523	177,300	224,724	177,300
Consulting services	40,545	6,505	50,570	10,583
Gain on settlement of accounts payable	(320,669)		(320,669)	(51,835)
Gain on sale of assets	-	-	(18,300)	-

Loss from Operations	(641,479)	(664,222)	(1,080,979)	(1,055,188)

Other Income (Expenses):
Interest expense	(396,467)	(689,128)	(1,338,168)	(1,134,549)
Debt default, standstill, settlement and transfer expenses	-	(179,830)	-	(253,679)
Gain (loss) on change in fair value of derivative liabilities	-	(3,962,645)	-	4,825,687
Total Other Income (Expenses)	(396,467)	(4,831,603)	(1,338,168)	3,437,459

Net Income (Loss)	$(1,037,946)	$(5,495,825)	(2,419,147)	2,382,271

Net income (loss) per share - basic	$(0.01)	$(0.04)	(0.02)	0.02

Weighted average shares outstanding - basic	152,716,878	125,641,642	150,854,992	111,394,174

Net loss per share - diluted	$(0.01)	$(0.04)	$(0.02)	$(0.01)

Weighted average shares outstanding - diluted	152,716,878	125,641,642	150,854,992	233,288,237

The accompanying notes are an integral part of these unaudited financial statements.

Clean Coal Technologies, Inc.

Statements of Cash Flows

(Unaudited)

	Six months Ended
	June 30,
	2018	2017
CASH FLOWS FROM OPERATING ACTIVITIES:
Net (loss) income	$(2,419,147)	$2,382,271
Adjustment to reconcile net (loss) income to net cash used in operating activities:
Amortization of debt discounts	724,675	629,353
Gain on sale of assets	(18,300)	-
Common stock issued for officer bonus	379,916	-
Common stock issued for consulting expense	33,300	127,400
Gain on change in fair value of derivative liabilities	-	(4,825,687)
(Gain) loss on settlement of debt – related party	-	27,430
(Gain) loss on settlement of accounts payable	(320,669)	(51,835)
Debt issued for default and standstill fees	-	98,849
Amortization of lease asset	2,000	-
Changes in operating assets and liabilities:
Decrease in accounts payable	(604,788)	(357,170)
Increase in accrued expenses	660,368	645,059
Net Cash Used in Operating Activities	(1,562,645)	(1,324,330)

CASH FLOWS FROM INVESTING ACTIVITIES:
Cash paid for lease asset	(36,000)	-
Proceeds from the sale of fixed assets	18,300	-
Net Cash Used in Investing Activities	(17,700)	-

CASH FLOWS FROM FINANCING ACTIVITIES:
Borrowings on convertible debt, net of original issue discounts – related party	1,582,300	1,215,943
Borrowings on related party debt	1,600	130,010
Payments on related party debt	-	(30,000)
Payment on convertible debt	-	(25,000)
Net Cash Provided by Financing Activities	1,583,900	1,290,953

NET CHANGE IN CASH AND CASH EQUIVALENTS	3,555	(33,377)
CASH AND CASH EQUIVALENTS - beginning of period	11,773	100,444
CASH AND CASH EQUIVALENTS - end of period	$15,328	$67,067

SUPPLEMENTAL DISCLOSURES:
Cash paid for interest	$-	$-
Cash paid for income taxes	$-	$-

NON-CASH INVESTING AND FINANCING ACTIVITIES:
Beneficial conversion feature on convertible debt – related party	$1,292,822	$-
Debt discounts due to derivative liabilities	$-	$1,105,486
Common stock issued for conversion of debt – related party	$280,507	$1,936,687
Common stock issued for settlement of related party debt	$-	$99,970
Reclassification of derivatives to equity upon conversion	$-	$1,655,656
Reclassification of derivatives to equity upon release from tainting	$-	$12,652,754
Accrued wages converted to common stock	$-	$1,000,000
Accrued cash restructuring fees	$-	$54,237

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

For the three and six months ended June 30, 2018, the Company realized a net loss, resulting in outstanding warrants, and outstanding convertible debt having an antidilutive effect. For the six months ended June 30, 2017, the dilutive effect of the outstanding warrant conversion options was 24,787,800 shares and the dilutive effect of the outstanding convertible debt was 97,106,263 shares, with a reduction to net income of $4,242,556. For the three months ended June 30, 2017, all potentially dilutive instruments were excluded from the calculation of diluted net loss per share as their inclusion would have been anti-dilutive.

Recent Accounting Pronouncements

In February 2016, the Financial Accounting Standards Board issued a new standard related to leases to increase transparency and comparability among organizations by requiring the recognition of Right Of Use (“ROU”) assets and lease liabilities on the balance sheet. Most prominent among the changes in the standard is the recognition of ROU assets and lease liabilities by lessees for those leases classified as operating leases. Under the standard, disclosures are required to meet the objective of enabling users of financial statements to assess the amount, timing, and uncertainty of cash flows arising from leases. We are also required to recognize and measure leases existing at, or entered into after, the beginning of the earliest comparative period presented using a modified retrospective approach, with certain practical expedients available.

We elected to early adopt the standard effective January 1, 2018 and have elected the available practical expedients. The standard did not have a material impact in our balance sheets or income statements.

NOTE 2: GOING CONCERN

The accompanying financial statements have been prepared on a going concern basis of accounting which contemplates continuity of operations, realization of assets, liabilities, and commitments in the normal course of business. The accompanying financial statements do not reflect any adjustments that might result if Clean Coal is unable to continue as a going concern. Clean Coal has an accumulated deficit and a working capital deficit as of June 30, 2018 with no significant revenues anticipated for the near term. Management believes Clean Coal will need to raise capital in order to operate over the next 12 months. As shown in the accompanying financial statements, Clean Coal has also incurred significant losses from operations since inception. Clean Coal’s continuation as a going concern is dependent upon its ability to generate sufficient cash flow to meet its obligations on a timely basis and ultimately to attain profitability. Clean Coal has limited capital with which to pursue its business plan. There can be no assurance that Clean Coal’s future operations will be significant and profitable, or that Clean Coal will have sufficient resources to meet its objectives. These conditions raise substantial doubt as to Clean Coal’s ability to continue as a going concern. Management may pursue either debt or equity financing or a combination of both, in order to raise sufficient capital to meet Clean Coal’s financial requirements over the next twelve months and to fund its business plan. There is no assurance that management will be successful in raising additional funds.

NOTE 3: RESEARCH AND DEVELOPMENT

Research and development consists of costs incurred related to the construction and testing of a 2-ton/hour test plant in Oklahoma and its move to Wyoming in the first quarter of 2018. In quarter four 2015, the test plant was commissioned and testing of the plant started. Testing was successfully completed in April 2016. Following discussions with the US Government and with both domestic and international clients the company decided to restart the test facility in order to run specific additional tests at clients and US governments request. The test facility was prepared for testing in August 2017 and testing commenced in October 2017. The test facility was restarted for three specific reasons. Firstly to complete additional detailed tests, secondly to upgrade aspects of the process to further increase the British Thermal Unit value of the beneficiated coal and finally to enable Kiewit, our EPC contractors, to use the process of running the test facility to enable them improve their design of a commercial unit.  The Company moved the facility to Wyoming in the first quarter of 2018 and has secured a location at Fort Union Industrial Park where permits have been obtained and site work and preparation completed. Reassembly is expected to start in Q3 2018. During the six months ended June 30, 2018 and 2017, we incurred $224,724 and $177,300 in research and development expenses, respectively.

NOTE 4: RELATED PARTY TRANSACTIONS

Wages and bonus payable to related parties

Accruals for salary and bonuses to officers and directors are included in accrued liabilities in the balance sheets and totaled $2,044,852 and $2,023,992 as of June 30, 2018 and December 31, 2017, respectively. As part of the separation agreement with Mr. Ponce de Leon, the Company agreed to pay him all his accrued salary within two years but agreed to pay him $200,000 by November 2015 out of revenues earned. As the Company did not earn revenue in 2015 and as at December 2017 has still not earned revenue, the obligation to Mr. Ponce de Leon of $1,447,521 is currently in default and the amount includes $220,807 in accrued interest. It is the Company’s intention to pay Mr. Ponce de Leon immediately upon receiving revenue.

Convertible Debt

During the six months ended June 30, 2018, the Company borrowed an aggregate of $1,582,300, net of beneficial conversion feature of $1,292,822, under convertible notes payable from a Company with an interest owned by a significant stockholder. As of June 30, 2018 and December 31, 2017, the Company had outstanding short-term convertible notes payable of $5,146,481 and $4,551,227, net of unamortized discounts of $357,747 and $310,428, respectively and outstanding long term convertible notes payable of $1,631,950 and $1,493,558, net of unamortized discounts of $3,102,903 and $2,582,075, respectively. The convertible notes payable are convertible at $0.06 per share, which was a discount to the market price on the date of issuance. Amortization expense related to debt discounts on convertible debt for the six months ended June 30, 2018 and 2017 was $724,675 and $629,353 respectively.

During the six months ended June 30, 2018, the holder of convertible debt elected to convert a total of $280,507 in principal into 3,506,333 shares of common stock, or $0.08 per share.

Nonconvertible Debt

As of June 30, 2018 and December 31, 2017, the Company had outstanding notes payable to former affiliates of the Company of $50,000. These notes payable of the Company are unsecured, bear no interest and are due on demand.

As of June 30, 2018 and December 31, 2017, the Company had outstanding advances payable to an officer of the Company of $1,600 and $0, respectively. The advances payable are unsecured, bear no interest and are due on demand.

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

NOTE 5: DEBT

As of June 30, 2018 and December 31, 2017, the Company had outstanding notes payable to former affiliates of the Company of $413,185. These notes payable of the Company are unsecured, bear no interest and are due on demand.

NOTE 6: STOCKHOLDERS’ EQUITY

Common Stock

During May 2018, the Company issued a total of 4,292,829 shares of common stock for officer bonuses valued at $379,916, or $0.09 per share.

During May 2018, the Company issued a total of 376,273 shares of common stock for services valued at $33,300, or $0.09 per share.

During the six months ended June 30, 2018, the holder of related party convertible debt elected to convert a total of $280,507 in principal into 3,506,333 shares of common stock, or $0.08 per share.

Common Stock Options

A summary of common stock option activity for the three months ended June 30, 2018 is as follows:

		Weighted	Weighted
		Average	Average
	Options	Exercise Price	Remaining Term
Outstanding - December 31, 2017	685,713	$4.52	0.78
Granted	-	-	-
Expired	(228,571)	7.00	-
Exercised	-	-	-
Outstanding – June 30, 2018	457,142	$3.28	0.43

Exercisable – June 30, 2018	457,142	$3.28	0.43

The intrinsic value of the exercisable options as of June 30, 2018 was $0.

Common Stock Warrants

The following table presents the common stock warrant activity during the three months ended June 30, 2018:

		Weighted	Weighted
		Average	Average
	Warrants	Exercise Price	Remaining Term
Outstanding - December 31, 2017	7,343,192	$0.08	2.15
Granted	-	-	-
Forfeited/expired	-	-	-
Exercised	-	-	-
Outstanding – June 30, 2018	7,343,192	$0.08	1.65

Exercisable – June 30, 2018	7,343,192	$0.08	1.65

The intrinsic value of the exercisable warrants as of June 30, 2018 was $202,089.

NOTE 7: SIGNIFICANT EVENTS

Gain on Debt Settlement

In April 2018, following mediation with a vendor of an outstanding balance, the company successfully won the case and the balance of $320,669 was waived. The company had previously recognized this balance in their accounts payable and it was reversed in Q2 2018.

Lease Asset

In April 2018, the company secured a permanent location in Wyoming for its test facility at the Fort Union Industrial Park. The term of the lease is three years and calls for rent of $36,000, prepaid. The $36,000 covering three years rent was paid in Q2 2018 and is being amortized to lease expense using the straight-line method over the three year term of the lease.

NOTE 8: SUBSEQUENT EVENTS

A total of $50,000 was advanced by Black Diamond Financial Group in July 2018 under Series E Convertible Notes.

In the matter entitled Soffin v Clean Coal Technologies, Inc Case No. 4D17-2751, the Fourth District Court of Appeal of the State of Florida issued a Non-final Opinion on July 12, 2018 unanimously affirming the Order Granting Defendants Motion for Judgment Notwithstanding the Verdict and Order Denying Plaintiff’s Motion for Additur entered by the Circuit Court for the Fifteenth Judicial Circuit, Palm Beach County, Florida Case No. 502010CA028706XXXXMB in favor of Clean Coal Technologies, Inc on August 1 2017. The fifteen day remedy period for the plaintiff to appeal expired on July 27, 2018 with no motion made. Clean Coal Technologies, Inc now views this case closed.

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

Our second process, called Pristine-M, is a low-cost coal dehydration technology. In tests, this process has succeeded in drying coal economically and stabilizing it using volatile matter released by the feed coal. Construction of our coal testing plant was completed in December 2015 and was successfully tested through April 2016 at AES Coal Power Utility in Oklahoma. Additional tests commenced and were completed in the fourth quarter of 2017. This test facility has been moved from AES to Wyoming where reassembly will commence and testing of international coal is expected in the third quarter of 2018.

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

Pristine-M. Testing of the Pristine M process on Powder River Basin coal at the AES facility in Oklahoma was completed in December 2017. The Pristine M process was successfully tested and the process, engineering and science were independently proven. The test facility was moved from the AES location to Wyoming where reassembly will commence and testing of international coal is expected in Q3 2018.

Pristine-SA process. Pristine SA process analysis is at a very early stage. Further research and development is expected using the test facility at its permanent location in Wyoming.

Business Outlook

•

Wyoming New Power, a related party company, has agreed to sign a two million ton per annum license agreement to use Pristine M at a location in Wyoming. They have paid a non-refundable $100,000 deposit on the license agreement. The definitive license agreement is expected to be signed within 30 days of their receipt of a commercial design that they are working on with their EPC contractor. The agreement is expected to be completed in Q3 2018. Wyoming New Power is a Related Party because it is controlled by a party that also controls the entity, which is the major lender and significant stockholder of the Company.

•

Jindal Steel & Power is expected to contract a commercial plant in Q3, 2018. Jindal is expected to send coal to be processed through our test facility immediately following its reassembly. The bespoke commercial facility design is expected after the testing.

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

•

The Company has engaged in discussions and met with the Minister for Coal in India and a number of the Energy governmental bodies in India in December 2017. As at August 2018 they are performing due diligence on our technology.

•

The company has met with a number of the senior management of some of the largest Energy companies in India in December 2017.  As at August 2018 we continue to advance commercial terms with these parties. Upon completion of the reassembly of the test facility in Wyoming arrangements are being made for these companies to send 500 tons of their coal to the facility for testing. This is expected in Q3 2018.

•	Discussions continue with the US DOE and Capitol Hill to further our technology to benefit US coal.

Employees

As of June 30, 2018, we had two full-time executives. President and CEO Robin Eves, Chief Operations Officer and Aiden Neary, Chief Financial Officer have written employment agreements. Messrs. Eves and Neary received no compensation for their participation on the Board of Directors.

Factors Affecting Results of Operations

Our operating expenses include the following:

●	Consulting expenses, which consist primarily of amounts paid for technology development and design and engineering services;
●	General and administrative expenses, which consist primarily of salaries, commissions and related benefits paid to our employees, as well as office and travel expenses;
●	Research and development expenses, which consist primarily of equipment and materials used in the development and testing of our technology; and
●	Legal and professional expenses, which consist primarily of amounts paid for patent protections, audit, disclosure, and reporting services.

Results of Operations

We had no direct revenues for the six months ended June 30, 2018 or the year ended December 31, 2017. In 2017, we received $100,000 as a non refundable deposit on a two million ton license agreement from Wyoming New Power, a related party. The definitive license agreement is expected to be completed in the second or third quarter of 2018.  In the year ended December 31, 2012, we have received an initial license fee of $375,000 from Jindal paid pursuant to the signing of our coal testing plant construction contract. The balance of $375,000 will be due upon the successful review and assessment of the testing completed in December 2017 at AES, currently anticipated in the third quarter of fiscal 2018. We do not anticipate any significant royalty fees for approximately 12 months thereafter.

For the Three Months Ended June 30, 2018 and June 30, 2017

Revenues

We have generated no revenues for the three months ended June 30, 2018 and 2017. During the third quarter of 2017, we received a customer deposit of $100,000 towards license revenues from Wyoming New Energy. At June 30, 2018, the $100,000 is recorded as a customer deposit payable until license acceptance and delivery.

Operating Expenses

Our operating expenses for the three months ended June 30, 2018 totaled $641,479 compared to $664,222 for the three month period in 2017. The primary component of the operating expenses for the three months ended June 30, 2018 was general and administrative expenses, recognizing $747,080, compared to $480,417 for the three months ended June 30, 2017. The increase in general administrative is mainly due to the issuance of common stock for officer bonuses totaling $379,916. We also recognized a $34,040 increase in consulting services, partially offset by a gain on forgiveness of accounts payable of $320,669 from the settlement of a lawsuit with a former vendor and a $2,777 decrease in research and development expenses compared to the three months ended June 30, 2017.

Other Income and Expenses

During the three months ended June 30, 2018, we recognized total other expense of $396,467 compared to total other expense of $4,831,603 for the three months ended June 30, 2017. The majority of the decrease is due to a $3,962,645 loss on change in fair value of derivative liabilities as well as the recognition of $179,830 in debt default, standstill, settlement and transfer expenses during the three months ended June 30, 2017, there were no such gains during the three months ended June 30, 2018. Interest expense decreased $292,661 as a result of the conversion of convertible notes payable and reduction of debt discount amortization during the three months ended June 30, 2018 compared to June 30, 2017.

Net Income/Loss

For the three months ended June 30, 2018, we had net loss of $1,037,946, compared to a net loss of $5,495,825 for the three months ended June 30, 2017. The decrease in net loss is mainly due to the decrease in other expense from derivatives as discussed above.

For the Six Months Ended June 30, 2018 and June 30, 2017

Revenues

We have generated no revenues for the six months ended June 30, 2018 and 2017. During the third quarter of 2017, we received a customer deposit of $100,000 towards license revenues from Wyoming New Energy. At June 30, 2018, the $100,000 is recorded as a customer deposit payable until license acceptance and delivery.

Operating Expenses

Our operating expenses for the six months ended June 30, 2018 totaled $1,080,979 compared to $1,055,188 for the six month period in 2017, or an increase of $25,791. The primary component of the increase was a $225,514 increase in general and administrative expenses mainly due to the issuance of common stock for officer bonuses totaling $379,916. We also recognized a $47,424 increase in research and development expenses and $39,987 increase in consulting services in the six months ended June 30, 2018 compared to the six months ended June 30, 2017. The increase was partially offset by an increase of $268,834 and $18,300 in gain on forgiveness of accounts payable and sale of assets, respectively, during the six months ended June 30, 2018 compared to the six month period in 2017.

Other Income and Expenses

During the six months ended June 30, 2018, we recognized total other expense of $1,338,168, compared to income of $3,437,459 for the six months ended June 30, 2017. The majority of the $4,775,627 decrease is due to a decrease in gain on change in fair value of derivative liabilities of $4,825,687 during the six months ended June 30, 2018, compared to the six months ended June 30, 2017. Additionally, there was an increase of $203,619 in interest expense, partially offset by a $253,679 decrease in debt extension and standstill expense for the six months ended June 30, 2018 compared to the six months ended June 30, 2017.

Net Income/Loss

For the six months ended June 30, 2018, we had net loss of $2,419,147, compared to net income of $2,382,271 for the six months ended June 30, 2017. The $4,801,418 decrease in net income is mainly due to the $4,775,627 decrease in other income, as discussed above.

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

Liquidity and Capital Resources

We have generated minimal revenues since inception. We have obtained cash for operating expenses through advances and/or loans from affiliates and stockholders, the sale of common stock, the issuance of loans and convertible debentures

Net Cash Used in Operating Activities. Our primary source of operating cash during the six months ended June 30, 2018, was borrowings on related party debt, third party debt and convertible debt. Our primary uses of funds in operations were the completion of the construction of the test facility including the testing of the plant, the payment of professional and consulting fees and general operating expenses.

Net cash used in operating activities, was $1,562,645 for the six months ended June 30, 2018 compared to net cash used of $1,324,330 for the same period in 2017. Adjustment items to reconcile net income to net cash used in operating activities for the six months ended June 30, 2018 consisted of amortization of debt discounts of $724,675, a gain on the sale of assets of $18,300, a gain on settlement of accounts payable of $320,669, common stock issued for officer bonus of $379,916 and consulting of $33,300.

Net Cash Used In Investing Activities. Net cash used in investing activities for the six months ended June 30, 2018 and 2017 was $17,700 and $0, respectively. Cash used in investing activities in 2018 is from $36,000 in cash paid for lease asset, partially offset by $18,300 from the sale of assets.

Net Cash Provided by Financing Activities. Net cash provided by financing activities during the six months ended June 30, 2018 totaled $1,583,900, $1,582,300 of which was all from the issuance of convertible notes payable to a related party, compared to $1,215,843 in cash received from the issuance of related party convertible notes payable during the three months ended June 30, 2017. During the three months ended 2017, borrowings on related party notes was $ $130,010, compared to $1,600 in the 2018 comparable period, offset by payments on related party notes of $30,000.

Cash Position and Outstanding Indebtedness

At June 30, 2018, we had $15,328 in current assets, consisting of all cash and $13,570,707 in liabilities which consist of $11,938,757 in current liabilities and $1,631,950 in long-term liabilities. Current liabilities consist primarily of accounts payable, accounts payable to related parties, accrued liabilities, short-term debt and related party debt.

At December 31, 2017, we had current assets of $11,773, consisting of all cash and $13,100,550 in liabilities, which consisted of $11,606,992 in current liabilities and $1,493,558 in long-term liabilities. Current liabilities consist primarily of accounts payable, accounts payable to related parties, accrued liabilities, short-term debt, convertible debt and related party debt.

Our working capital deficit at June 30, 2018 and December 31, 2017 was $11,923,429 and $11,595,219, respectively.

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

Construction of the coal testing plant was completed in 2015 and testing commenced in December 2015 at the AES Coal Power Utility in Oklahoma. The test facility was moved to Wyoming in Q1 2018.

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

ITEM 4. CONTROLS AND PROCEDURES

As of June 30, 2018, we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Exchange Act Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended. Based on this evaluation, management concluded that our financial disclosure controls and procedures were not effective due to our limited internal resources and lack of ability to have multiple levels of transaction review. There is a lack of appropriate segregation of duties within the Company, there is no management oversight, no control documentation being produced, and no one to review control documentation if it was being produced. As of June 30, 2018, we had two full time officers of the company.

There were no changes in internal control over financial reporting that occurred during the period covered by this report that have materially affected, or are reasonably likely to materially effect, our internal controls and procedures. We do not expect to implement any changes to our controls and procedures until there is a significant change in our operations or capital resources.

PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

The Company contested a charge from a vendor claiming $320,669 in charges for work provided on its test facility.  This claim was resolved in Q2 2018 via mediation and the vendor agreed to waive this entire charge. This charge was originally booked in our accounts in 2017 but was reversed in Q2 2018.

In the matter entitled Soffin v Clean Coal Technologies, Inc Case No. 4D17-2751, the Fourth District Court of Appeal of the State of Florida issued a Non-final Opinion on July 12
,
2018 unanimously affirming the Order Granting Defendants Motion for Judgment Notwithstanding the Verdict and Order Denying Plaintiff’s Motion for Additur entered by the Circuit Court for the Fifteenth Judicial Circuit, Palm Beach County, Florida Case No. 502010CA028706XXXXMB in favor of Clean Coal Technologies, Inc on August 1 2017. The fifteen day remedy period for the plaintiff to appeal expired on July 27, 2018 with no motion made. Clean Coal Technologies, Inc now views this case closed.

As part of the separation agreement with Mr. Ponce de Leon, the ex COO of the Company, the Company agreed to pay him his accrued salary of $1,226,711 within two years but agreed to pay him $200,000 by November 2015 out of revenues earned. As the Company did not earn revenue in 2015 and as at December 2017 has still not earned revenue, the obligation to Mr. Ponce de Leon is currently in default. It is the Company’s intention to pay Mr. Ponce de Leon immediately upon receiving revenue including any interest that has been accrued. As of June 30, 2018, the Company has accrued a total of $1,447,521 in accrued salary and interest.

ITEM 1A. RISK FACTORS

For information regarding risk factors, see “Part I. Item 1A. Risk Factors,” in our Annual Report on Form 10-K for the year ended December 31, 2017.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

During May 2018, the Company issued a total of 4,292,829 shares of common stock for officer bonuses valued at $379,916, or $0.09 per share.

During May 2018, the Company issued a total of 376,273 shares of common stock for services valued at $33,300, or $0.09 per share.

During April through June 2018, the holder of convertible debt elected to convert a total of $280,507 in principal into 3,506,333 shares of common stock, or $0.08 per share.

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

Clean Coal Technologies

Date: August 10, 2018	By:	/s/ Aiden Neary
Aiden Neary
Chief Financial Officer