Form 10-Q
period 2018-09-30
Clean Coal Technologies Inc.
filed 2018-11-13
CIK 1445109

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: September 30, 2018

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

(646) 727-4847

(Issuer’s telephone number)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), Yes ☒  and (2) has been subject to such filing requirements for the past 90 days.  No ☒

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes  ☒    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer”, “accelerated filer”, “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

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

The number of shares outstanding of Registrant’s Common Stock as of November 13, 2018: 157,147,854

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

Clean Coal Technologies, Inc.

Balance Sheets

(Unaudited)

	September 30,	December 31,
	2018	2017
ASSETS
Current Assets
Cash	$3,259	$11,773
Total Current Assets	3,259	11,773

Property, plant and equipment, net of accumulated depreciation of $1,019 and $1,019, respectively	-	-
Right to use ground lease, net of accumulated amortization of $5,000	31,000	-

Total Assets	$34,259	$11,773

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current Liabilities
Accounts payable	$1,279,474	$2,268,507
Accrued liabilities	5,350,809	4,224,073
Notes payable	420,685	413,185
Notes payable – related party	86,600	50,000
Customer deposits – related party	100,000	100,000
Convertible debt, net of unamortized discounts	151,123	-
Convertible debt, net of unamortized discounts – related party	5,484,060	4,551,227
Total Current Liabilities	12,872,751	11,606,992

Long-Term Liabilities
Convertible debt, net of unamortized discounts – related party	1,703,905	1,493,558

Total Liabilities	14,576,656	13,100,550

Stockholders’ Deficit:
Common stock, $0.00001 par value; 500,000,000 shares authorized, 157,147,854 and 148,972,419 shares issued and outstanding, respectively	1,571	1,489
Additional paid-in capital	257,358,827	255,321,698
Accumulated deficit	(271,902,795)	(268,411,964)
Total Stockholders’ Deficit	(14,542,397)	(13,088,777)
Total Liabilities and Stockholders’ Deficit	$34,259	$11,773

The accompanying notes are an integral part of these unaudited financial statements.

Clean Coal Technologies, Inc.

Statements of Operations

(Unaudited)

	Three Months Ended		Nine months Ended
	September 30,		September 30,
	2018	2017	2018	2017

Operating Expenses:
General and administrative	$342,339	$581,651	$1,486,993	$1,500,781
Research and development	8,019	626,131	232,743	803,431
Consulting services	3,972	3,031	54,542	13,624
Gain on sale of assets	-	-	(18,300)	-
Gain on settlement of accounts payable	-	(477,297)	(320,669)	(529,132)

Loss from Operations	(354,330)	(733,516)	(1,435,309)	(1,788,704)

Other Income (Expenses):
Interest expense	(717,354)	(565,412)	(2,055,522)	(1,699,961)
Debt default, standstill, settlement and transfer expenses	-	-	-	(253,679)
Gain on litigation settlement	-	121,000	-	121,000
Gain (loss) on change in fair value of derivative liabilities	-	-	-	4,825,687
Total Other Income (Expenses)	(717,354)	(444,412)	(2,055,522)	2,993,047

Net Income (Loss)	$(1,071,684)	$(1,177,928)	(3,490,831)	1,204,343

Net income (loss) per share - basic	$(0.01)	$(0.01)	(0.02)	0.01

Weighted average shares outstanding - basic	157,147,854	148,713,486	152,975,664	124,340,215

Net loss per share - diluted	$(0.01)	$(0.01)	$(0.02)	$(0.01)

Weighted average shares outstanding - diluted	157,147,854	148,713,486	152,975,664	221,446,478

The accompanying notes are an integral part of these unaudited financial statements.

Clean Coal Technologies, Inc.

Statements of Cash Flows

(Unaudited)

	Nine months Ended
	September 30,
	2018	2017
CASH FLOWS FROM OPERATING ACTIVITIES:
Net (loss) income	$(3,490,831)	$1,204,343
Adjustment to reconcile net (loss) income to net cash used in operating activities:
Amortization of debt discounts	1,075,998	956,321
Amortization of lease asset	5,000	-
Gain on sale of assets	(18,300)	-
Common stock issued for officer bonus	379,916	194,700
Common stock issued for consulting expense	33,300	127,400
Gain on change in fair value of derivative liabilities	-	(4,825,687)
(Gain) loss on settlement of debt – related party	-	27,430
(Gain) loss on settlement of accounts payable	(320,669)	(529,132)
Gain on settlement of litigation	-	(121,000)
Debt issued for default and standstill fees	-	98,849
Changes in operating assets and liabilities:
Increase in customer deposits		100,000
Increase in right to use assets	(36,000)	-
Decrease in accounts payable	(668,364)	(152,545)
Increase in accrued expenses	1,126,736	945,765
Net Cash Used in Operating Activities	(1,913,214)	(1,973,556)

CASH FLOWS FROM INVESTING ACTIVITIES:

Proceeds from the sale of fixed assets	18,300	-
Net Cash Used in Investing Activities	18,300	-

CASH FLOWS FROM FINANCING ACTIVITIES:
Borrowings on convertible debt, net of original issue discounts – related party	1,692,300	1,817,105
Borrowings on related party debt	36,600	130,010
Borrowings on notes payable	7,500	-
Borrowings on convertible debt, net of original issue discounts	150,000	-
Payments on related party debt	-	(40,000)
Payment on convertible debt	-	(25,000)
Net Cash Provided by Financing Activities	1,886,400	1,882,115

NET CHANGE IN CASH AND CASH EQUIVALENTS	(8,514)	(91,441)
CASH AND CASH EQUIVALENTS - beginning of period	11,773	100,444
CASH AND CASH EQUIVALENTS - end of period	$3,259	$9,003

SUPPLEMENTAL DISCLOSURES:
Cash paid for interest	$-	$-
Cash paid for income taxes	$-	$-

NON-CASH INVESTING AND FINANCING ACTIVITIES:
Beneficial conversion feature on convertible debt – related party	$1,343,488	$445,083
Debt discounts due to derivative liabilities	$-	$1,105,486
Common stock issued for conversion of debt – related party	$280,507	$1,936,687
Common stock issued for settlement of related party debt	$-	$99,970
Reclassification of derivatives to equity upon conversion	$-	$1,655,656
Reclassification of derivatives to equity upon release from tainting	$-	$12,652,754
Accrued wages converted to common stock	$-	$1,000,000
Accrued cash restructuring fees	$-	$80,490

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

For the three and nine months ended September 30, 2018, the Company realized a net loss, resulting in outstanding warrants, and outstanding convertible debt having an antidilutive effect. For the nine months ended September 30, 2017, the dilutive effect of the outstanding warrant conversion options was no shares and the dilutive effect of the outstanding convertible debt was 97,106,263 shares, with a reduction to net income of $3,146,147. For the three months ended September 30, 2017, all potentially dilutive instruments were excluded from the calculation of diluted net loss per share as their inclusion would have been anti-dilutive.

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

NOTE 2: GOING CONCERN

The accompanying financial statements have been prepared on a going concern basis of accounting which contemplates continuity of operations, realization of assets, liabilities, and commitments in the normal course of business. The accompanying financial statements do not reflect any adjustments that might result if Clean Coal is unable to continue as a going concern. Clean Coal has an accumulated deficit and a working capital deficit as of September 30, 2018 with no significant revenues anticipated for the near term. Management believes Clean Coal will need to raise capital in order to operate over the next 12 months. As shown in the accompanying financial statements, Clean Coal has also incurred significant losses from operations since inception. Clean Coal’s continuation as a going concern is dependent upon its ability to generate sufficient cash flow to meet its obligations on a timely basis and ultimately to attain profitability. Clean Coal has limited capital with which to pursue its business plan. There can be no assurance that Clean Coal’s future operations will be significant and profitable, or that Clean Coal will have sufficient resources to meet its objectives. These conditions raise substantial doubt as to Clean Coal’s ability to continue as a going concern. Management may pursue either debt or equity financing or a combination of both, in order to raise sufficient capital to meet Clean Coal’s financial requirements over the next twelve months and to fund its business plan. There is no assurance that management will be successful in raising additional funds.

NOTE 3: RESEARCH AND DEVELOPMENT

Research and development consists of costs incurred related to the construction and testing of a 2-ton/hour test plant in Oklahoma and its move to Wyoming in the first quarter of 2018. In quarter four 2015, the test plant was commissioned and testing of the plant started. Testing was successfully completed in April 2016. Following discussions with the US Government and with both domestic and international clients the company decided to restart the test facility in order to run specific additional tests at clients and US governments request. The test facility was prepared for testing in August 2017 and testing commenced in October 2017. The test facility was restarted for three specific reasons. First, to complete additional detailed tests, second, to upgrade aspects of the process to further increase the British Thermal Unit value of the beneficiated coal and finally to enable Kiewit, our EPC contractors, to use the process of running the test facility to enable them improve their design of a commercial unit.  The Company moved the facility to Wyoming in the first quarter of 2018 and has secured a location at Fort Union Industrial Park where permits have been obtained and site work and preparation completed. Following several months of process flow analysis by the University of Wyoming in collaboration with the EPC contractors a number of changes to the process has been identified. These changes are expected to result in a further increase in the end processed coal and also reduce the capital cost of a commercial unit. Reassembly of the test facility incorporating these changes is expected to start in Q4 2018 and continue to early Q1 2019 During the nine months ended September 30, 2018 and 2017, we incurred $232,743 and $803,431 in research and development expenses, respectively.

NOTE 4: RELATED PARTY TRANSACTIONS

Wages and bonus payable to related parties

Accruals for salary and bonuses to officers and directors are included in accrued liabilities in the balance sheets and totaled $2,279,807 and $2,023,992 as of September 30, 2018 and December 31, 2017, respectively. As part of the separation agreement with Mr. Ponce de Leon, the Company agreed to pay him all his accrued salary within two years but agreed to pay him $200,000 by November 2015 out of revenues earned. As the Company did not earn revenue in 2015 and as at December 2017 has still not earned revenue, the obligation to Mr. Ponce de Leon of $1,472,055 is currently in default and the amount includes $245,341in accrued interest. It is the Company’s intention to pay Mr. Ponce de Leon immediately upon receiving revenue.

Convertible Debt

During the nine months ended September 30, 2018, the Company borrowed an aggregate of $1,692,300, net of beneficial conversion feature of $1,343,488, under convertible notes payable from a Company with an interest owned by a significant stockholder. As of September 30, 2018 and December 31, 2017, the Company had outstanding short-term convertible notes payable of $5,484,060 and $4,551,227, net of unamortized discounts of $287,964 and $310,428, respectively and outstanding long term convertible notes payable of $1,703,905 and $1,493,558, net of unamortized discounts of $2,873,252 and $2,582,075, respectively. The convertible notes payable are convertible at $0.06 per share, which was a discount to the market price on the date of issuance. Amortization expense related to debt discounts on convertible debt for the nine months ended September 30, 2018 and 2017 was $1,074,876 and $956,321 respectively.

During the nine months ended September 30, 2018, the holder of convertible debt elected to convert a total of $280,507 in principal into 3,506,333 shares of common stock, or $0.08 per share.

Nonconvertible Debt

During the nine months ended September 30, 2018, the Company received $35,000 from the issuance of a related party note payable. The note is due on demand and does not accrue interest. As of September 30, 2018 and December 31, 2017, the Company had outstanding notes payable to former affiliates of the Company of $85,000 and $50,000, respectively. These notes payable of the Company are unsecured, bear no interest and are due on demand.

During the nine months ended September 30, 2018, the Company received $1,600 from a related party advance. The advance is due on demand and does not accrue interest. As of September 30, 2018 and December 31, 2017, the Company had outstanding advances payable to an officer of the Company of $1,600 and $0, respectively. The advances payable are unsecured, bear no interest and are due on demand.

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

NOTE 5: DEBT

During the nine months ended September 30, 2018, the Company received $7,500 from the issuance of a note payable. The note is due on demand and does not accrue interest. As of September 30, 2018 and December 31, 2017, the Company had outstanding notes payable to former affiliates of the Company of $420,685 and $413,185. The notes payable are unsecured, bear no interest and are due on demand.

NOTE 6: CONVERTIBLE DEBT

During August 2018, the Company issues a convertible note payable in the amount of $160,000. The convertible note payable is due one year from the date of issuance, has an original issuance discount of $10,000, accrues interest at the rate of 10% per annum, is unsecured and is convertible after 180 days into shares of the Company’s common stock at a discount of 65% of the lowest trading price for the Company’s common stock during the twenty trading days immediately preceding the conversion.

As of and during the nine months ended September 30, 2018, the balance of the note was $160,000 and the Company recognized $1,123 in debt discount amortization expense, leaving a net convertible note balance of 151,123.

NOTE 7: STOCKHOLDERS’ EQUITY

Common Stock

During May 2018, the Company issued a total of 4,292,829 shares of common stock for officer bonuses valued at $379,916, or $0.09 per share.

During May 2018, the Company issued a total of 376,273 shares of common stock for services valued at $33,300, or $0.09 per share.

During the nine months ended September 30, 2018, the holder of related party convertible debt elected to convert a total of $280,507 in principal into 3,506,333 shares of common stock, or $0.08 per share.

Common Stock Options

A summary of common stock option activity for the three months ended September 30, 2018 is as follows:

		Weighted	Weighted
		Average	Average
	Options	Exercise Price	Remaining Term
Outstanding - December 31, 2017	685,713	$4.52	0.78
Granted	-	-	-
Expired	(514,286)	3.69	-
Exercised	-	-	-
Outstanding – September 30, 2018	171,427	$4.08	0.70

Exercisable – September 30, 2018	171,427	$4.08	0.70

The intrinsic value of the exercisable options as of September 30, 2018 was $0.

Common Stock Warrants

The following table presents the common stock warrant activity during the three months ended September 30, 2018:

		Weighted	Weighted
		Average	Average
	Warrants	Exercise Price	Remaining Term
Outstanding - December 31, 2017	7,343,192	$0.08	2.15
Granted	-	-	-
Forfeited/expired	-	-	-
Exercised	-	-	-
Outstanding – September 30, 2018	7,343,192	$0.08	1.40

Exercisable – September 30, 2018	7,343,192	$0.08	1.40

The intrinsic value of the exercisable warrants as of September 30, 2018 was $188,616.

NOTE 8: SIGNIFICANT EVENTS

Gain on Debt Settlement

In April 2018, following mediation with a vendor of an outstanding balance, the Company successfully won the case and the balance of $320,669 was waived. The company had previously recognized the $320,669 balance in accounts payable, which was reversed in Q2 2018 and recognized as a gain on debt settlement.

Litigation Settlement

In the matter entitled Soffin v Clean Coal Technologies, Inc Case No. 4D17-2751, the Fourth District Court of Appeal of the State of Florida issued a Non-final Opinion on July 12, 2018 unanimously affirming the Order Granting Defendants Motion for Judgment Notwithstanding the Verdict and Order Denying Plaintiff’s Motion for Additur entered by the Circuit Court for the Fifteenth Judicial Circuit, Palm Beach County, Florida Case No. 502010CA028706XXXXMB in favor of Clean Coal Technologies, Inc on August 1 2017. The fifteen day remedy period for the plaintiff to appeal expired on July 27, 2018 with no motion made. Clean Coal Technologies, Inc now views this case closed and is working to seek legal costs from the plaintiff.

Lease Asset

In April 2018, the company secured a permanent location in Wyoming for its test facility at the Fort Union Industrial Park. The term of the lease is three years and calls for rent of $36,000, prepaid. The $36,000 covering three years rent was paid in Q2 2018 and is being amortized to lease expense using the straight-line method over the three-year term of the lease. During the nine months ended September 30, 2018, the Company recognized $5,000 in amortization of right to use assets.

NOTE 9: SUBSEQUENT EVENTS

 In October, 2018 the company entered into a $345,000 promissory note with a third party for 3 months. The OID was $45,000 and the interest rate is 7%.

In October 2018 the company entered into a $25,000 loan with a third party. The loan was payable on demand at 0% interest. This loan along with a loan of $7,500 made to the company in September 2018 was repaid in full in October 2018.

In October 2018 the company received an additional $467,500 from Black Diamond Financial Group under Series E.

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

Our second process, called Pristine-M, is a low-cost coal dehydration technology. In tests, this process has succeeded in drying coal economically and stabilizing it using volatile matter released by the feed coal. Construction of our coal testing plant was completed in December 2015 and was successfully tested through April 2016 at AES Coal Power Utility in Oklahoma. Additional tests commenced and were completed in the fourth quarter of 2017. This test facility has been moved from AES to Wyoming where reassembly will commence and testing of international coal is expected in the first quarter of 2019. Changes identified to the process by the University of Wyoming and our EPC contractors will be included in the reassembly and it is expected to provide a higher quality end product with a lower capital cost for a commercial unit.

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

Development Status:

Pristine process. Pristine process successfully lab tested on small scale and through advanced computer modeling. As at November, 2018, various aspects of the Pristine process has been tested at our test facility at the AES coal Power plant in Oklahoma as part of the overall testing of Pristine M.

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

Business Outlook

•

Wyoming New Power, a related party company, has agreed to sign a two million ton per annum license agreement to use Pristine M at a location in Wyoming. They have paid a non-refundable $100,000 deposit on the license agreement. The definitive license agreement is expected to be signed within 30 days of their receipt of a commercial design that they are working on with their EPC contractor. The agreement is expected to be completed in Q1 2019. Wyoming New Power is a Related Party because it is controlled by a party that also controls the entity, which is the major lender and significant stockholder of the Company.

•

Jindal Steel & Power is expected to contract a commercial plant in Q1, 2019. Jindal is expected to send coal to be processed through our test facility immediately following its reassembly. The bespoke commercial facility design is expected after the testing.

•

The Company entered into a partnership with the University of Wyoming with the sole focus of using our suite of technologies to increase the use of and value of Wyoming Powder River Basin coal. Primary focus is on utilizing our technology to extract valuable derivative products from coal. Changes to the process have been identified by the University and will be incorporated in the reassembly of the facility in Wyoming.

•

The Company has been engaged with AusTrade (The Australian Trade and Investment Commission) and through that relationship has partnered with three separate universities in Australia. Like the University of Wyoming these Universities have a focus on their local coal both from a beneficiation perspective and also extracting derivative by products from coal using our technology.

•

The Company has engaged in discussions and met with the Minister for Coal in India and a number of the Energy governmental bodies in India in December 2017. As at November 2018 they are performing due diligence on our technology in light of the proposed changes to the process. A return visit to India is scheduled for December 2018

•

The company has met with a number of the senior management of some of the largest Energy companies in India in December 2017 and September 2018.  As at November 2018 we continue to advance commercial terms with these parties. Upon completion of the reassembly of the test facility in Wyoming arrangements are being made for these companies to send 500 tons of their coal to the facility for testing. This is expected in Q1 2019.

•	Discussions continue with the US DOE and Capitol Hill to further our technology to benefit US coal.

Employees

As of September 30, 2018, we had two full-time executives. President and CEO Robin Eves, Chief Operations Officer and Aiden Neary, Chief Financial Officer have written employment agreements. Messrs. Eves and Neary received no compensation for their participation on the Board of Directors.

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

Results of Operations

We had no direct revenues for the nine months ended September 30, 2018 or the year ended December 31, 2017. In 2017, we received $100,000 as a non-refundable deposit on a two million ton license agreement from Wyoming New Power, a related party. The definitive license agreement is expected to be completed in the first quarter of 2019.  In the year ended December 31, 2012, we have received an initial license fee of $375,000 from Jindal paid pursuant to the signing of our coal testing plant construction contract. The balance of $375,000 will be due upon the successful review and assessment of the testing completed in December 2017 at AES, currently anticipated in the first quarter of fiscal 2019. We do not anticipate any significant royalty fees for approximately 12 months thereafter.

For the Three Months Ended September 30, 2018 and September 30, 2017

Revenues

We have generated no revenues for the three months ended September 30, 2018 and 2017. During the third quarter of 2017, we received a customer deposit of $100,000 towards license revenues from Wyoming New Energy. At September 30, 2018, the $100,000 is recorded as a customer deposit payable until license acceptance and delivery.

Operating Expenses

Our operating expenses for the three months ended September 30, 2018 totaled $354,330 compared to $733,516 for the three-month period in 2017. The primary component of the operating expenses for the three months ended September 30, 2018 was general and administrative expenses, recognizing $342,339, compared to $581,651 for the three months ended September 30, 2017. The decrease in general administrative is mainly due to the issuance of common stock for officer bonuses totaling $194,700 in the prior period. We also recognized a $618,112 decrease in research and development expenses compared to the three months ended September 30, 2017 as a result of reaching development milestones in late 2017 and 2018. Consulting services went up slightly to $3,972 during the three months ended September 30, 2018, from $3,031 during the three months ended September 30, 2017. The Company also recognized $477,297 as a gain on forgiveness of accounts payable from the settlement of a lawsuit with a former vendor during the three months ended September 30, 2017 and had no such gain in the current period.

Other Income and Expenses

During the three months ended September 30, 2018, we recognized total other expense of $717,354 compared to total other expense of $444,412 for the three months ended September 30, 2017. The majority of the increase is due to a $151,942 increase in interest expense during the three months ended September 30, 2018 as a result of the increase in borrowings and amortization of debt discounts on convertible notes payable compared to the three months ended September 30, 2017. The Company also recognized a gain of $121,000 from the settlement of litigation during the three months ended September 30, 2017, and had no such gain in the current period.

Net Income/Loss

For the three months ended September 30, 2018, we had net loss of $1,071,684, compared to a net loss of $1,177,928 for the three months ended September 30, 2017. The decrease in net loss is mainly due to the $379,186 net reduction in operating expenses as partially offset by the $272,942 net increase in interest and other expenses as discussed above.

For the Nine months Ended September 30, 2018 and September 30, 2017

Revenues

We have generated no revenues for the nine months ended September 30, 2018 and 2017. During the third quarter of 2017, we received a customer deposit of $100,000 towards license revenues from Wyoming New Energy. At September 30, 2018, the $100,000 is recorded as a customer deposit payable until license acceptance and delivery.

Operating Expenses

Our operating expenses for the nine months ended September 30, 2018 totaled $1,435,309 compared to $1,788,704 for the nine month period in 2017. The primary component of the $353,395 decrease was a $570,688 decrease in research and development expenses, partially offset by a $208,463 decrease in gains on forgiveness of accounts payable. We also recognized a $18,300 decrease in gains on sale of assets, a $13,788 decrease in general and administrative expense and a $40,918 increase in consulting services in the nine months ended September 30, 2018 compared to the nine months ended September 30, 2017.

Other Income and Expenses

During the nine months ended September 30, 2018, we recognized total other expense of $2,055,522, compared to income of $2,993,047 for the nine months ended September 30, 2017. The majority of the $5,048,569 decrease is due to a decrease in gain on change in fair value of derivative liabilities of $4,825,687 during the nine months ended September 30, 2018, compared to the nine months ended September 30, 2017. Additionally, there was an increase of $355,561 in interest expense, partially offset by a $253,679 decrease in debt extension and standstill expense for the nine months ended September 30, 2018 compared to the nine months ended September 30, 2017. We also recognized $121,000 from the settlement of litigation during the nine months ended September 30, 2017 and had no such gain in the current period.

Net Income/Loss

For the nine months ended September 30, 2018, we had net loss of $3,490,831, compared to net income of $1,204,343 for the nine months ended September 30, 2017. The $4,695,174 decrease in net income is mainly due to the $5,048,569 decrease in other income, partially offset by the $353,395 net reduction in loss from operations as discussed above.

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

Liquidity and Capital Resources

We have generated minimal revenues since inception. We have obtained cash for operating expenses through advances and/or loans from affiliates and stockholders, the sale of common stock, the issuance of loans and convertible debentures

Net Cash Used in Operating Activities. Our primary source of operating cash during the nine months ended September 30, 2018, was borrowings on related party debt, third party debt and convertible debt. Our primary uses of funds in operations were the completion of the construction of the test facility including the testing of the plant, the payment of professional and consulting fees and general operating expenses.

Net cash used in operating activities, was $1,913,214 for the nine months ended September 30, 2018 compared to net cash used of $1,973,556 for the same period in 2017. Adjustment items to reconcile net income to net cash used in operating activities for the nine months ended September 30, 2018 consisted of amortization of debt discounts of $1,075,998, a gain on the sale of assets of $18,300, a gain on settlement of accounts payable of $320,669, common stock issued for officer bonus of $379,916 and consulting of $33,300.

Net Cash Used In Investing Activities. Net cash provided by investing activities for the nine months ended September 30, 2018 and 2017 was $18,300 and $0, respectively. Cash provided by investing activities in 2018 is from $18,300 in proceeds from the sale of assets.

Net Cash Provided by Financing Activities. Net cash provided by financing activities during the nine months ended September 30, 2018 totaled $1,886,400, $1,692,300 of which was all from the issuance of convertible notes payable to a related party, compared to $1,817,105 in cash received from the issuance of related party convertible notes payable during the nine months ended September 30, 2017. During the nine months ended 2018, borrowings on related party notes was $36,600, compared to $130,010 in the 2017 comparable period offset by payments on related party notes of $40,000. During the nine months ended 2018, borrowings on convertible notes payable was $150,000, compared to $0 in the 2017 comparable period offset by payments on convertible notes of $25,000.

Cash Position and Outstanding Indebtedness

At September 30, 2018, we had $3,259 in current assets, consisting of all cash and $14,576,656 in liabilities which consist of $12,872,751 in current liabilities and $1,703,905 in long-term liabilities. Current liabilities consist primarily of accounts payable, accounts payable to related parties, accrued liabilities, short-term debt and related party debt.

At December 31, 2017, we had current assets of $11,773, consisting of all cash and $13,100,550 in liabilities, which consisted of $11,606,992 in current liabilities and $1,493,558 in long-term liabilities. Current liabilities consist primarily of accounts payable, accounts payable to related parties, accrued liabilities, short-term debt, convertible debt and related party debt.

Our working capital deficit at September 30, 2018 and December 31, 2017 was $12,869,222 and $11,595,219, respectively.

Contractual Obligations and Commitments

 We lease office space in New York, NY on a month to month basis, at a monthly rate of $200 per month.

Our engineering consultants has tentatively estimated construction costs for each one million short ton coal complete cleaning facility of approximately $250 million (excluding land costs) or costs and for a similar size Pristine-M-only facility of approximately $35-40 million (excluding land costs). This number is expected to be reduced given proposed changes to the process design. All intellectual property rights associated with new art developed by our engineering consultants remain our property.

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

Based on our current operational costs and including the capital requirements for our project deployments, we estimate we will need a total of approximately $2,000,000 to fund the Company for the fiscal year 2018 and an additional $4,500,000 to continue for the following fiscal year (2019) or until we start to receive license fees.

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

ITEM 4. CONTROLS AND PROCEDURES

As of September 30, 2018, we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Exchange Act Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended. Based on this evaluation, management concluded that our financial disclosure controls and procedures were not effective due to our limited internal resources and lack of ability to have multiple levels of transaction review. There is a lack of appropriate segregation of duties within the Company, no control documentation being produced, and no one to review control documentation if it was being produced. As of September 30, 2018, we had two full time officers of the company.

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

In the matter entitled Soffin v Clean Coal Technologies, Inc Case No. 4D17-2751, the Fourth District Court of Appeal of the State of Florida issued a Non-final Opinion on July 12, 2018 unanimously affirming the Order Granting Defendants Motion for Judgment Notwithstanding the Verdict and Order Denying Plaintiff’s Motion for Additur entered by the Circuit Court for the Fifteenth Judicial Circuit, Palm Beach County, Florida Case No. 502010CA028706XXXXMB in favor of Clean Coal Technologies, Inc on August 1, 2017. The fifteen day remedy period for the plaintiff to appeal expired on July 27, 2018 with no motion made. Clean Coal Technologies, Inc now views this case closed.

As part of the separation agreement with Mr. Ponce de Leon, the ex COO of the Company, the Company agreed to pay him his accrued salary of $1,226,711 within two years but agreed to pay him $200,000 by November 2015 out of revenues earned. As the Company did not earn revenue in 2015 and as at December 2017 has still not earned revenue, the obligation to Mr. Ponce de Leon is currently in default. It is the Company’s intention to pay Mr. Ponce de Leon immediately upon receiving revenue including any interest that has been accrued. As of September 30, 2018, the Company has accrued a total of $1,472,055 in accrued salary and interest.

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

No shares were issued during Q1 or Q3 2018.

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

Clean Coal Technologies

Date: November 13, 2018	By:	/s/ Aiden Neary
Aiden Neary
Chief Financial Officer