Form 10-K
period 2018-12-31
Clean Coal Technologies Inc.
filed 2019-03-08
CIK 1445109

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the year ended: December 31, 2018

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

Title of class
Common Stock

Indicate by check mark if the Registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. YES  ☐  NO  ☒

Indicate by check mark if the Registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Exchange Act. YES  ☐  NO  ☒

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES  ☒  NO  ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).   YES  ☒   NO  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the Registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

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

The market value of the voting and non-voting common stock is $11,802,561 based on 118,025,611 shares held by non-affiliates. The shares were valued at $0.10 per share, that being the closing price on June 30, 2018, the last business day of the registrant’s most recently completed second quarter.

As of December 31, 2018 the total number of outstanding common shares was 174,427,854 and as of March 7, 2019 the total number was 174,427,854.

Documents Incorporated by Reference

None.

CLEAN COAL TECHNOLOGIES, INC.

2018 ANNUAL REPORT ON FORM 10-K

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

Our second process, called Pristine-M, is a low-cost coal dehydration technology. In tests, this process has succeeded in drying coal economically and stabilizing it using volatile matter released by the feed coal. Construction of our coal testing plant was completed in December 2015 and was successfully tested through April 2016 at AES Coal Power Utility in Oklahoma. Additional tests commenced and were completed in the fourth quarter of 2017. This test facility has been moved from AES to Wyoming. Working in partnership with the University of Wyoming and our engineers a number of enhancements to the existing test facility were identified. These additional changes are being built and we expect the assembly of the second generation facility to be completed by the second quarter of 2019 to commence testing of international coal in the third quarter of 2019. These additional changes are expected to further increase the Btu of the processed coal in excess of what the company obtained from the first generation facility and reduce the cost of a commercial unit. It will also enable the automated extraction of by-products from the coal for research and testing.

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

Development Status:

Pristine process. Pristine process successfully lab tested on small scale and through advanced computer modeling. As at February, 2018, various aspects of the Pristine process has been successfully tested at our test facility at the AES coal Power plant in Oklahoma as part of the overall testing of Pristine M. More detailed testing is expected from the second generation test facility following assembly in Wyoming.

Pristine-M. Testing of the Pristine M process on Powder River Basin coal at the AES facility in Oklahoma was completed in December 2017. The Pristine M process was successfully tested and the process, engineering and science were independently proven. The test facility was moved from the AES location to Wyoming where assembly of the second generation test facility will commence in the second quarter of 2019 and testing of international coal is expected in third quarter of 2019.

Pristine-SA process. Pristine SA process analysis is at a very early stage. Further research and development is expected using the test facility at its permanent location in Wyoming upon assembly of the second generation facility in the second quarter of 2019.

Business Outlook

•     Wyoming New Power, a related party company, has agreed to sign a two million ton per annum license agreement to use Pristine M at a location in Wyoming. They have paid a non-refundable $100,000 deposit on the license agreement. The definitive license agreement is expected to be signed within 30 days of their receipt of a commercial design that they are working on with their EPC contractor. The agreement is expected to be completed in the second or third quarter of 2019. Wyoming New Power is a Related Party because it is controlled by a party that also controls the entity, which is the major lender and significant stockholder of the Company.

•     Jindal Steel & Power is expected to begin discussions with the Company to contract a commercial plant in in the second or third quarter of 2019, subject to a favorable outcome of the testing of its coal at our test facility which is expected to occur immediately following its reassembly in Wyoming. A bespoke commercial facility design will be undertaken after Jindals coal has been tested.

•     The Company entered into a partnership with the University of Wyoming with the objective of using our suite of technologies to increase the use of and value of Wyoming Powder River Basin coal. The primary focus is on utilizing our technology to extract valuable derivative products from coal. The university spent most of 2018 working with our engineers to streamline our original test facility design in order to optimize the processed coal. The second generation test facility will enable the automatic extraction of byproducts including rare earth minerals, which will underpin further research on byproduct extraction.

•     The Company has been engaged with AusTrade (The Australian Trade and Investment Commission) and through that relationship has partnered with three separate universities in Australia. Like the University of Wyoming these Universities have a focus on their local coal both from a beneficiation perspective and also to extract derivative byproducts from coal using our technology.

•     The Company met with and has engaged in discussions with the Minister for Coal in India and Coal India Limited, a government-owned coal mining company. As at March 2019 they are awaiting the assembly of the second generation test facility so they can send coal to Wyoming for testing.

•     The company continues negotiations with a number of the senior management of some of the largest Energy companies in India, Russia and Indonesia. As at March 2019 we continue to advance commercial terms with these parties. Upon completion of the reassembly of the test facility in Wyoming arrangements are being made for these companies to send 500 tons of their coal each to the facility for testing. This is expected in the second or third quarter of 2019. We are also closely watching the Indonesian national elections scheduled for April 2019 which could result in a more positive approach to coal production and usage in their country.

•     Discussions continue with the US DOE and DOD to further our technology to benefit US coal.

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

Our technology has been tested and proven under laboratory and pilot scale conditions in Pittsburg, PA, and the results studied by LEIDOS (previously SAIC) as well as certain potential strategic partners as part of their due diligence on CCTI and the CCTI technology.   To date, testing of about 40 coal types from all over the world has been completed.  We have also benchmarked our technology against the Carnegie Mellon simulation model with excellent results. Testing has shown no evidence of coal dusting, self-combustion, moisture re-absorption, or other technical concerns that might hinder commercialization. As at December 2017 we have successfully tested Powder River Basin coal at out testing facility at AES Oklahoma. The test facility was moved to Wyoming where assembly of the second generation test facility is expected in the second quarter of 2019.

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

Initial designs have been completed for both the Pristine and the Pristine-M processes.  The Pristine design provides for the deployment of standard operational modules, each with annual capacity of 166,000 metric tons, providing the flexibility to be configured in accordance with customers’ individual production capacity requirements. The coal cleaning process will typically be energy self-sufficient, relying upon captured methane and other byproducts to fuel the coal cleaning process. Since the first quarter of 2017 Kiewit Engineering group have been employed to further enhance the process and update the commercial designs that were previously produced. Following nine months of work with the University of Wyoming and our engineers we have identified changes to the original test facility that is expected to further increase the beneficiated processed coal.

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

Increased flexibility in feedstock: Our process eliminates both the moisture and volatile matter in raw coal, increasing the heat capacity of standard sub-bituminous low-rank raw coal from approximately 8,800 BTUs to between 11,000-12,000 BTUs. We believe the process can increase heat capacity of lignite raw coal ranging from 4,000-7,000 BTUs to a range of 9,000-10,000 BTUs. As the worldwide supply of high-BTU bituminous coal dwindles, our technology may enable coal-fired plants to effectively utilize the abundance of low-rank coal. Results will differ depending on the coal being processed.

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

Potential tax benefits: This will be clearer under the new US Administration and the new laws being passed

Competition

At this filing, the coal upgrade industry globally, excluding coking processes, remains in its infancy.  The penetration rate of technologies focused on de-watering coal is well under 1% based on annual production of thermal coals measured in the billions of tons.  There are numerous competitors in the pre-combustion, upgrade segment but many of these have failed, are inactive, or in pilot mode.  The Company believes that given its successful testing of its Pristine M process it will be able to enjoy early-mover advantage in 2019.

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

From a commercial perspective, Pristine-M is proving to be attractive to clients not only because of its characteristics, but because the industrial design is simple, elegant and inexpensive.  We estimate that operating costs based on US labor rates is $3.50 per to which includes $2.00 per ton on-going maintenance.  The cost of the commercial plant is expected to be highly competitive, based on preliminary estimates. Changes being incorporated to the second generation test facility is expected to reduce the capital cost of a commercial unit.

A new provisional patent application Serial No. 61/829,006 was filed by the Company in May, 2013 directed to the treatment of coal. Counterpart foreign patents has been filed based on that technology. In the second quarter of 2013, we filed a provisional patent application for a new process to be called Pristine-SA. The new process is designed to produce a coal product that is devoid of all volatiles and comes together with a solution for ensuring efficient and clean combustion on a level with natural gas. Now that the application on the basic concept has been filed, we expect to continue further research and development to address Pristine-SA’s potential application in various fuel and non-fuel product areas.

We expect to file for additional patents as we continue the commercialization of our technology and factory design. We intend to continue to seek worldwide protection for all our technology. The following table provides a summary of our technology to date.

COUNTRY	APPLN NO	APPLN DATE	GRANT DATE	STATUS
CHIN - (China P.R.)	00818174.8	11/02/2000	02/03/2016	G - (Granted)
USA - (United States)	09/704,738	11/03/2000	09/10/2002	G - (Granted)
CANA - (Canada)	2,389,970	11/02/2000	03/27/2012	G - (Granted)
EPC - (European Patent Convention)	00992027.3	11/02/2000	10/02/2013	G - (Granted)
TURK - (Turkey)	2002/01914	11/02/2000	06/21/2005	I - (Inactive)
PCT - (Patent Cooperation Treaty)	PCT/US2008/060364	04/15/2008		I - (Inactive)
INDO - (Indonesia)	W-00200201274	11/02/2000		F - (Pending)
USA - (United States)	11/344,179	02/01/2006	02/01/2011	G - (Granted)
HONG - (Hong Kong)	03107833.3	10/30/2003		I - (Inactive)
USA - (United States)	12/926,944	12/20/2010		I - (Inactive)
INDI - (India)	7426/DELNP/2010	04/15/2008	02/15/2016	G - (Granted)
CHIN - (China P.R.)	200880129212.2	04/15/2008	12/25/2013	G - (Granted)
INDO - (Indonesia)	W00201003932	04/15/2008		F - (Pending)
ASTL - (Australia)	2008354703	04/15/2008		I - (Inactive)
SAFR - (South Africa)	2010/07455	04/15/2008	04/25/2012	G - (Granted)
COLO - (Colombia)	10-142509	04/15/2008	11/24/2017	G - (Granted)
BRAZ - (Brazil)	PI0822577-0	04/15/2008	08/15/2017	G - (Granted)
CHIL - (Chile)	01145-2010	10/19/2010	01/05/2017	G - (Granted)
MONG - (Mongolia)	4510	04/15/2008	10/25/2010	G - (Granted)
USA - (United States)	12/736,535	04/15/2008		I - (Inactive)
CHIN - (China P.R.)	201110142494.3	11/02/2000	10/14/2015	G - (Granted)
USA - (United States)	61/531,791	09/07/2011		I - (Inactive)
HONG - (Hong Kong)	11110274.3	09/29/2011	08/15/2014	G - (Granted)

HONG - (Hong Kong)	12102379.3	03/08/2012	10/21/2016	G - (Granted)
PCT - (Patent Cooperation Treaty)	PCT/US2012/054160	09/07/2012		I - (Inactive)
EPC - (European Patent Convention)	13153292.1	01/30/2013		F - (Pending)
USA - (United States)	61/829,006	05/30/2013		I - (Inactive)
USA - (United States)	13/940,026	07/11/2013		I - (Inactive)
ALBA - (Albania)	AL//P/2013/0342	11/02/2000	10/02/2013	G - (Granted)
ATRA - (Austria)	00992027.3	11/02/2000	10/02/2013	G - (Granted)
CYPR - (Cyprus)	CY20131101169	11/02/2000	10/02/2013	G - (Granted)
GERM - (Germany)	00992027.3	11/02/2000	10/02/2013	G - (Granted)
SPAI - (Spain)	00992027.3	11/02/2000	10/02/2013	G - (Granted)
GBRI - (Great Britain)	00992027.3	11/02/2000	10/02/2013	G - (Granted)
GREC - (Greece)	00992027.3	11/02/2000	10/02/2013	G - (Granted)
IREL - (Ireland)	00992027.3	11/02/2000	10/02/2013	G - (Granted)
ITAL - (Italy)	502013902221416	11/02/2000	10/02/2013	G - (Granted)
LATV - (Latvia)	00992027.3	11/02/2000	10/02/2013	G - (Granted)
MACE - (Macedonia)	00992027.3	11/02/2000	10/02/2013	G - (Granted)
PORT - (Portugal)	00992027.3	11/02/2000	10/02/2013	G - (Granted)
ROMA - (Romania)	00992027.3	11/02/2000	10/02/2013	G - (Granted)
SWED - (Sweden)	00992027.3	11/02/2000	10/02/2013	G - (Granted)
SLOV - (Slovenia)	00992027.3	11/02/2000	10/02/2013	G - (Granted)
TURK - (Turkey)	00992027.3	11/02/2000	10/02/2013	G - (Granted)
USA - (United States)	14/282,558	05/20/2014	10/25/2016	G - (Granted)
EPC - (European Patent Convention)	12845210.9	09/07/2012		F - (Pending)
EURA - (Eurasian Patent Convention)	201490565	09/07/2012	07/31/2017	G - (Granted)
ASTL - (Australia)	2012333101	09/07/2012	10/27/2016	G - (Granted)
CANA - (Canada)	2,848,068	09/07/2012		F - (Pending)
INDI - (India)	1722/DELNP/2014	09/07/2012		F - (Pending)
PHIL - (Philippines)	1-2014-500512	09/07/2012		F - (Pending)
USA - (United States)	14/343,568	09/07/2011		F - (Pending)
SAFR - (South Africa)	2014/02154	09/07/2012	06/28/2017	G - (Granted)
COLO - (Colombia)	14068729	09/07/2012	11/23/2015	G - (Granted)
MEXI - (Mexico)	MX/a/2014/002717	09/07/2012	10/18/2018	G - (Granted)
PANA - (Panama)	90134-01	09/07/2012		F - (Pending)
JAPA - (Japan)	2014-529896	09/07/2012	12/05/2017	G - (Granted)
KORS - (Republic of Korea)	10-2014-7008281	09/07/2012		F - (Pending)
INDO - (Indonesia)	P00201401962	09/07/2012		F - (Pending)
MONG - (Mongolia)	5304	03/25/2014	04/09/2015	G - (Granted)
MAYS - (Malaysia)	PI2014000646	09/07/2012		F - (Pending)
SRIL - (Sri Lanka)	17613	09/07/2012	02/26/2015	G - (Granted)
AU – (Australia)	2018282423	12/20/2018		F - (Pending)
HONG - (Hong Kong)	15100135.9	01/07/2015		F - (Pending)
ASTL - (Australia)	2015202493	05/08/2015	09/14/2017	G - (Granted)
USA - (United States)	14/891,893	05/30/2014		F - (Pending)
ASTL - (Australia)	2014273996	05/30/2014	02/14/2019	G - (Granted)
CANA - (Canada)	2,912,824	05/30/2014		F - (Pending)
CHIN - (China P.R.)	201480030985.0	05/30/2014		F - (Pending)

COLO - (Colombia)	15-304594	05/30/2014		F - (Pending)
EPC - (European Patent Convention)	14803703.9	05/30/2014		F - (Pending)
HONG - (Hong Kong)	16112584.9	11/02/2016		F - (Pending)
INDI - (India)	11109/DELNP/2015	05/30/2014		F - (Pending)
INDO - (Indonesia)	P00201508659	05/30/2014		F - (Pending)
JAPA - (Japan)	2016-517043	05/30/2014	11/30/2018	G - (Granted)
NEWZ - (New Zealand)	714208	05/30/2014		F - (Pending)
RUSS - (Russian Federation)	2015155730	05/30/2014	04/10/2018	G - (Granted)
SAFR - (South Africa)	2015/08515	05/30/2014		F - (Pending)
KORS - (Republic of Korea)	10-2015-7037018	05/30/2014		F - (Pending)
CHIN - (China P.R.)	201610015312.9	01/11/2016	04/10/2018	G - (Granted)
INDI - (India)	201618002729	01/25/2016		F - (Pending)
USA - (United States)	15/297,210	10/19/2016		F - (Pending)
HONG - (Hong Kong)	16113567.8	11/29/2016		F - (Pending)

Governmental Regulations

Environmental Regulation Affecting our Potential Market

We believe that under the Obama administration legislation and regulations had a negative impact on fossil fuel-fired, and specifically coal-fired, power generating facilities nationally and internationally. According to the U.S. Environmental Protection Agency, or EPA, power generation emits substantial levels of sulfur dioxide, nitrogen oxides, mercury and carbon dioxide into the environment. Regulation of these emissions affected the potential market for coal processed using our technology by imposing limits and caps on fossil fuel emissions. The most significant, existing national legislation and regulations affecting our potential market include the Clean Air Act, the Clean Air Interstate Rule and the Clean Air Mercury Rule, which are described further below. However, since the start of the Trump Administration all Obama era regulations implemented by the EPA are under review and it is widely expected that most of them will be repealed.

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

Research and Development

In association with our engineering consultants and the University of Wyoming we have identified a number of changes to the original test facility.  While our budget does not currently allow us to allocate a specific funding for Research and Development (“R&D”), we will incorporate these changes to the assembly of the second generation test facility in Wyoming in the second quarter of 2019. During 2011 we invented the new Pristine M technology which following its successful testing in 2016 and 2017 we believe has already put us at the forefront of the global moisture removal technologies. The second generation test facility is expected to enable the extraction of by-products and Rare Earth Minerals for testing and research in partnership with the University of Wyoming.

In the future, we anticipate a growing R&D budget that seeks to fully develop the potential of our three main processes. We will continue to evaluate our progress in new and existing technologies and will seek to fund additional needs as they arise.

Employees

As of December 31, 2018, we had two full-time executives, President and CEO Robin Eves, Chief Operations Officer and Chief Financial Officer, Aiden Neary, who both have written employment agreements. Messrs. Eves and Neary received no compensation for their participation on the Board of Directors.

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

We have received only limited licensing revenues from operations to date. We have generated operational funding in fiscal 2018 from private debt and equity offerings to use for operating expenses or research and development. Since inception, we have been able to cover our operating losses from debt and equity financing. These sources of funds may not be available to cover future operating losses. If we are not able to obtain adequate sources of funds to operate our business we may not be able to continue as a going concern.

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

We have been granted several global patents in 2018 and have several patents applications pending as noted in the table above. Our ability to license our technology is substantially dependent on the validity and enforcement of these patents and patents pending. We cannot assure you that our patents will not be invalidated, circumvented or challenged, that patents will be issued for our patents pending, that the rights granted under the patents will provide us competitive advantages or that our current and future patent applications will be granted.

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

We do not yet know whether coal processed using our technology can be produced and sold on a commercial basis in a cost effective manner after taking into account the cost of the feedstock, processing costs, license and royalty fees and the costs of transportation. Because we have not experienced any full scale commercial operations, we have not yet developed a guaranteed efficient cost structure. Initial indications show commercial viability. We are currently using the estimates for anticipated pricing and costs, as well as the qualities of the coal processed in the laboratory and our test facility at AES setting to make such estimates. We may experience technical problems that could make the processed coal more expensive than anticipated. Failure to address both known and unforeseen technical challenges may materially and adversely affect our business, results of operations and financial condition. Initial indications based on actual test results show a positive impact on the quality of the processed coal and based on current prices appear economically attractive.

We have experienced large net losses, have little liquidity and need to obtain funds for operations or we may not be able to continue.

We have incurred net losses since inception. The net losses to date include large non-cash expenses recorded for share-based compensation for consultants and officer compensation. However, in addition to the non-cash expenses, we had other operating expenses, funded in large part through loans from existing shareholders. In order to meet our current operating budget and anticipated contractual obligations, we estimate that we will need an additional $5,000,000 for 2019, based on our current contractual obligations. At December 31, 2018, we had total liabilities of $14,703,444 and cash of $25,745. If we cannot obtain adequate financing from new funding sources, we will be unable to continue operations or meet our contractual obligations.

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

A significant factor in expanding the potential U.S. market for coal processed using our technology is the numerous federal, state and local environmental regulations, which provide various air emission requirements for power generating facilities and industrial coal users. The Trump Administration has revoked a number of regulations and restrictions which had an adverse impact on the market for our products and services, and the revocation of such regulations and restrictions is expected to continue. However, the Trump Administration could change its supportive stance toward coal processing technology, and no assurance can be given as to the stance of any future US Government administrations.

ITEM 1B. UNRESOLVED STAFF COMMENTS

None.

ITEM 2. PROPERTIES

We have a leased satellite office at 295 Madison Avenue, New York, NY 10017 with a monthly cost of $200 per month. We lease the land at our test facility in Gillette, Wyoming. It is a three year lease at $1,000 per month. The Company paid the three year lease payment of $36,000 in advance.

ITEM 3. LEGAL PROCEEDINGS

In the matter entitled Soffin v Clean Coal Technologies, Inc Case No. 4D17-2751, the Fourth District Court of Appeal of the State of Florida issued a Non-final Opinion on July 12, 2018 unanimously affirming the Order Granting Defendants Motion for Judgment Notwithstanding the Verdict and Order Denying Plaintiff’s Motion for Additur entered by the Circuit Court for the Fifteenth Judicial Circuit, Palm Beach County, Florida Case No. 502010CA028706XXXXMB in favor of Clean Coal Technologies, Inc on August 1 2017. The fifteen day remedy period for the plaintiff to appeal expired on July 27, 2018 with no motion made. This case is now closed.

In April 2018, following mediation with a vendor of an outstanding balance, the Company successfully won the case and the balance of $320,669 was waived. The company had previously recognized the $320,669 balance in accounts payable, which was reversed in April 2018 and recognized as a gain on debt settlement.

As part of the separation agreement with Mr. Ponce de Leon, the ex COO of the Company, the Company agreed to pay him his accrued salary of $1,226,711 within two years but agreed to pay him $200,000 by November 2015 out of revenues earned. As the Company did not earn revenue in 2015 and as at December 2018 has still not earned revenue, the obligation to Mr. Ponce de Leon is currently in default and as at December 31, 2018 has accrued interest of $269,878 and totals $1,496,589 at December 31, 2018. It is the Company’s intention to pay Mr. Ponce de Leon these amounts as soon as possible after receiving revenue sufficient to cover such a payment.

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

Quarter Ended	Low	High
31-Dec-18	$0.08	$0.29
30-Sep-18	$0.07	$0.10
30-Jun-18	$0.07	$0.10
31-Mar-18	$0.09	$0.12
31-Dec-17	$0.08	$0.13
30-Sep-17	$0.08	$0.13
30-Jun-17	$0.08	$0.15
31-Mar-17	$0.09	$0.19

The closing price of our common stock as quoted on the OTC Markets on March 01, 2019 was $0.08 per share. As of March 01, 2019, there were approximately 2,205 holders of record of our common stock and 174,427,854 shares of common stock outstanding based on information provided by our transfer agent, Worldwide Stock Transfer, LLC.

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

Issuer Purchases of Equity Securities

During the year ended December 31, 2018, we did not purchase any of our own equity securities.

Recent Issues and Sales of Unregistered Securities

The total number of common shares issued and outstanding as of December 31, 2018 was 174,427,854.

The above securities were issued in reliance on the exemption from registration pursuant to Section 4(2) of the Securities Act of 1933, as amended, and the regulations promulgated thereunder. The issuances were for investment received, the transactions were privately negotiated and none involved any kind of public solicitation.

Issued for Services

During the year ended December 31, 2018, Clean Coal issued an aggregate of 6,269,102 common shares for services rendered valued at $556,216 to consultants and employees.

The above shares were issued in reliance on the exemption from registration pursuant to Section 4(2) of the Securities Act of 1933, as amended, and the regulations promulgated there under. The transactions were issuances for services performed, the transactions were all privately negotiated and none involved any kind of public solicitation.

Issued for Convertible Debt

During the year ended December 31, 2018, Clean Coal issued an aggregate of 19,186,333 common shares for convertible notes payable valued at $1,534,907.

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

For the Years Ended December 31, 2018, and 2017.

We had no direct revenues for the years ended December 31, 2018 and 2017. In the fourth quarter of 2017 we received $100,000 as a non- refundable deposit on a two million ton license agreement from Wyoming New Power, a related party. The definitive license agreement is expected to be completed in 2019 following the assembly of the second generation test facility.  In the year ended December 31, 2012, we have received an initial license fee of $375,000 from Jindal paid pursuant to the signing of our coal testing plant construction contract. The balance of $375,000 will be due upon the successful testing of Jindal coal in our second generation test facility in Wyoming. We do not anticipate any significant royalty fees for approximately 12-18 months thereafter.

Operating Expenses

Our operating expenses for the year ended December 31, 2018 totaled $2,745,129 compared to $3,693,713 for the prior year. The $948,584 decrease is mainly due to a $1,890,286 decrease in R&D expenses during 2018 as a result of winding down the development of our Pristine M technology in late 2017 and early 2018 and an $18,300 gain on sale of assets. The decrease in R&D is partially offset by a $685,980 increase in general and administrative expenses, a $206,999 decrease in gain on forgiveness of accounts payable and a $67,023 increase in consulting services.

Other Income and Expenses

Total other expense for the year ended December 31, 2018 consisted of $2,814,571 in interest expense on convertible debt and related amortization of debt discounts.

Total other income for the year ended December 31, 2017 was $1,879,961, mainly due to $4,620,866 in gain on derivative valuation, partially offset by interest expenses of $2,487,226 from the issuance of convertible debt and related amortization of debt discounts, $226,249 from debt standstill and settlement expenses and $27,430 in loss on debt extinguishment.

Net Income/Loss

For the year ended December 31, 2018, we recognized a net loss of $5,559,700, compared to a net loss of $1,813,752 for the year ended December 31, 2017. The net loss for 2018 is mainly due to $2,814,571 in interest expense on convertible debt and related debt discount amortization and $2,745,129 in operating expenses as discussed above. The net loss for 2017 is mainly due to operating expenses of $3,693,713, partially offset by other income of $1,879,961 as discussed above.

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

Net Cash Used in Operating Activities.

During the years ended December 31, 2018 and 2017, we used $2,775,728 and $2,982,271 in cash from operations, mainly due to the net losses discussed above, net of non-cash operating expenses of $1,769,793 in 2018 and non-cash operating gains of $3,377,354 in 2017. Our primary uses of funds in operations were payments made to our consultants and employees, legal and professional costs as well as travel and office expenses.

Net Cash Provided By Investing Activities.

During the year ended December 31, 2018, we received $18,300 in proceeds from the sale of fixed assets. We had no cash flows from investing activities in 2017.

Net Cash Provided by Financing Activities.

Net cash provided by financing activities during the years ended December 31, 2018 and 2017 totaled $2,771,400 and $2,893,600, respectively. We received $2,284,800 and $2,836,680 from the issuance of convertible debt from related parties, $36,600 and $130,010 from the issuance of notes payable to related parties and $482,500 and $0 from the issuance of notes payable during the years ended December 31, 2018 and 2017, respectively. We repaid $32,500 on notes payable during the year ended December 31, 2018 and repaid $25,000 on convertible debt and $48,090 of notes payable during the year ended December 31, 2017.

Cash Position and Outstanding Indebtedness.

Our total indebtedness at December 31, 2018 and 2017 was $14,703,444 and $13,100,550, respectively, which consists of $12,830,656 and $11,606,992 of current liabilities and $1,872,788 and $1,493,558 of long-term debt, respectively. Current liabilities consist primarily of accounts payable, accounts payable to related parties, short-term debt, related party convertible debt and accrued liabilities. At December 31, 2018, we had current assets of $37,745, consisting of $25,745 of cash and $12,000 of prepaid assets. At December 31, 2017 we had current assets of $11,773 in cash. Our working capital deficit at December 31, 2018 and 2017 was $12,816,911 and $11,595,219, respectively.

Employees

As of December 31, 2018, we have two full-time executives, President and CEO Robin Eves and Chief Operations Officer and Chief Financial Officer Aiden Neary, who have written employment agreements. Mr. Eves and Neary received no compensation for their participation on the Board of Directors.

On July 1, 2017, we entered into two year employment agreements with Robin Eves as President and Chief Executive Officer and Aiden Neary as Chief Operating Officer, Chief Financial Officer and director. Mr. Eves receives an annual salary of $519,750. Mr. Neary receives an annual salary of $450,000. Each officer was also granted 750,000 common shares upon signing the contract.

The terms of the agreements described above were negotiated by and between the individuals and our Board of Directors based on the qualifications and requirements of each individual and the needs of the company.

Contractual Obligations and Commitments

We secured a permanent location in Gillette, Wyoming for our test facility. The term of the lease is three years and calls for rent of $36,000, prepaid.

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

Construction of the coal testing plant was completed in 2015 and testing commenced in December 2015 at the AES Coal Power Utility in Oklahoma. As of December 31, 2018, we have paid $10,014,946 in development costs. The facility was moved to Wyoming in the first quarter of 2018. We anticipate that there will be an additional cost of approximately $2 million to build the additional parts required for the second generation test facility and for its assembly.

Based on our current operational costs and including the capital requirements for our project deployments, we estimate we will need a total of approximately $5,000,000 to fund the Company for the fiscal year 2019 and an additional $4,000,000 to continue for the following fiscal year (2020) or until an initial commercial plant is up and running.

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

FINANCIAL STATEMENTS INDEX

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Stockholders and Board of Directors of

Clean Coal Technologies, Inc.

Opinion on the Financial Statements

We have audited the accompanying balance sheets of Clean Coal Technologies, Inc. (the “Company”) as of December 31, 2018 and 2017, and the related statements of operations, changes in stockholders’ deficit, and cash flows for the years then ended, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2018 and 2017, and the results of its operations and its cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

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

Houston, Texas

March 7, 2019

Clean Coal Technologies, Inc.

Balance Sheets

	December 31,
	2018	2017
ASSETS

Current Assets
Cash	$25,745	$11,773
Total Current Assets	25,745	11,773

Property, plant and equipment, net of accumulated depreciation of $1,019 and $1,019, respectively	-	-
Right to use ground lease, net of accumulated amortization of $8,000	28,000	-

Total Assets	$53,745	$11,773

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current Liabilities
Accounts payable	$1,149,467	$2,268,507
Accrued liabilities	6,071,160	4,224,073
Customer deposit – related party	100,000	100,000
Notes payable – related parties	86,600	50,000
Notes payable, net of unamortized discounts	903,025	413,185
Convertible debt, net of unamortized discounts – related party	4,520,404	4,551,227
Total Current Liabilities	12,830,656	11,606,992

Long-Term Liabilities
Convertible debt, net of unamortized discounts – related party	1,872,788	1,493,558
Total Liabilities	14,703,444	13,100,550

Stockholders’ Deficit
Common stock, $0.00001 par value 500,000,000 shares authorized, 174,427,854 and 148,972,419 shares issued and outstanding, respectively	1,745	1,489
Additional paid-in capital	259,320,220	255,321,698
Accumulated deficit	(273,971,664)	(268,411,964)
Total Stockholders’ Deficit	(14,649,699)	(13,088,777)
Total Liabilities and Stockholders’ Deficit	$53,745	$11,773

The accompanying notes are an integral part of these unaudited financial statements.

Clean Coal Technologies, Inc.

Statements of Operations

	Years Ended
	December 31,
	2018	2017

Operating Expenses:
General and administrative	$2,690,062	$2,004,082
Consulting services	88,349	21,326
Gain on sale of assets	(18,300)	-
Gain on settlement of accounts payable	(322,133)	(529,132)
Research and development	307,151	2,197,437

Loss from Operations	(2,745,129)	(3,693,713)

Other Income (Expenses):

Gain on change in fair value of derivative liabilities	-	4,620,866
Loss on extinguishment of debt	-	(27,430)
Interest expense	(2,814,571)	(2,487,226)
Debt default, standstill, settlement and transfer expenses	-	(226,249)
Total Other Income (Expenses)	(2,814,571)	1,879,961)

Net (loss)	$(5,559,700)	$(1,813,752)

Net (loss) per share - basic	$(0.04)	$(0.01)

Weighted average common shares outstanding - basic	156,878,353	130,511,894

Net (loss) per share – diluted	$(0.04)	$(0.02)

Weighted average common shares outstanding – diluted	156,878,353	235,437,542

The accompanying notes are an integral part of these unaudited financial statements.

Clean Coal Technologies, Inc.

Statements of Changes in Stockholders’ Deficit

Years Ended December 31, 2018 and 2017

			Additional		Stockholders’
	Common Stock		Paid-In	Accumulated	Equity
	Shares	Amount	Capital	Deficit	(Deficit)
Balances at December 31, 2016	101,068,451	1,011	235,702,112	(266,598,212)	(30,895,089)
Common stock issued for services	1,000,000	10	127,390	-	127,400
Common stock issued for conversion of debt and interest	36,403,968	362	2,496,324	-	2,496,686
Common stock issued for conversion of wages payable	8,000,000	80	999,920	-	1,000,000
Common stock issued for related party debt	1,000,000	10	127,390		127,400
Common stock issued for officer bonus	1,500,000	16	194,684		194,700
Reclassification of derivative to equity upon conversion	-	-	1,655,656	-	1,655,656
Derivative liabilities settled to equity	-	-	12,847,304		12,847,304
Beneficial conversion feature on convertible debt	-	-	1,170,918	-	1,170,918
Net loss	-	-	-	(1,813,752)	(1,813,752)
Balances at December 31, 2017	148,972,419	1,489	255,321,698	(268,411,964)	(13,088,777)
Common stock issued for conversion of debt and interest	19,186,333	192	1,534,715	-	1,534,907
Common stock issued for officer bonus	5,792,829	59	514,857		514,916
Common stock issued for services	376,273	4	33,296	-	33,300
Common stock issued for board of director services	100,000	1	7,999	-	8,000
Beneficial conversion feature on convertible debt	-	-	1,907,655	-	1,907,655
Net loss				(5,559,700)	(5,559,700)
Balances at December 31, 2018	174,427,854	$1,745	$259,320,220	$(273,971,664)	$(14,649,699)

The accompanying notes are an integral part of these unaudited financial statements.

Clean Coal Technologies, Inc.

Statements of Cash Flows

	Years Ended
	December 31,
	2018	2017
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(5,559,700)	$(1,813,752)
Adjustment to reconcile net loss to net cash used in operating activities:
Amortization of debt discounts	1,546,009	1,324,265
Amortization of lease asset	8,000	-
Common stock issued for officer bonus	514,916	194,700
Common stock issued for consulting expense	33,300	127,400
Common stock issued for board of director services	8,000	-
Loan default and standstill fees added to loan principal	-	98,849
Gain on settlement of accounts payable	(322,133)	(529,132)
Gain on sale of assets	(18,300)	-
Loss on extinguishment of debt	-	27,430
Gain on change in fair value of derivative liabilities	-	(4,620,866)
Changes in operating assets and liabilities:
Customer deposits from related party	-	100,000
Increase in right to use assets	(36,000)	-
Increase (decrease) in accounts payable	(796,908)	840,896
Increase in accrued expenses	1,847,087	1,267,939
Net Cash Used in Operating Activities	(2,775,728)	(2,982,271)

CASH FLOWS FROM INVESTING ACTIVITIES:
Proceeds from the sale of fixed assets	18,300	-
Net Cash Provided by Investing Activities	18,300	-

CASH FLOWS FROM FINANCING ACTIVITIES:
Borrowings on notes payable	482,500	-
Borrowings on related party convertible debt, net of face discounts and lender fees	2,284,800	2,836,680
Payments on convertible debt	-	(25,000)
Borrowings on related party debt	36,600	130,010
Payments on related party debt	(32,500)	(48,090)
Net Cash Provided by Financing Activities	2,771,400	2,893,600

NET CHANGE IN CASH	13,972	(88,671)
CASH - beginning of period	11,773	100,444
CASH - end of period	$25,745	$11,773

The accompanying notes are an integral part of these unaudited financial statements.

Clean Coal Technologies, Inc.

Statements of Cash Flows

(continued)

	Years Ended
	December 31,
	2018	2017

SUPPLEMENTAL DISCLOSURES:
Cash paid for interest	$-	$-
Cash paid for income taxes	$-	$-

NON-CASH INVESTING AND FINANCING ACTIVITIES:
Beneficial conversion feature on convertible debt – related party	$1,907,655	$1,170,918
Derivative liabilities recorded as debt discounts	$-	$1,095,215
Common stock issued for conversion of debt and accrued interest– related party	$1,534,907	$1,705,679
Common stock issued for conversion of debt and accrued interest	$-	791,007
Common stock issued for related party note payable	$-	$99,970
Third party convertible debt assigned to related party	$-	$907,100
Reclassification of derivatives to equity upon conversion	$-	$1,655,656
Reclassification of derivatives to equity upon release from tainting	$-	$12,847,304
Accrued wages and debt converted to common stock	$-	$1,000,000
Accrued cash structuring fees		$124,760

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

Revenue Recognition

On January 1, 2018, the Company adopted ASU 2014-09 Revenue from Contracts with Customers (ASU 2014-09) and all subsequent amendments to the ASU, which (i) creates a single framework for recognizing revenue from contracts with customers that fall within its scope and (ii) revises when it is appropriate to recognize a gain (loss) from the transfer of nonfinancial assets. The core principle of ASU 2014-09 is that revenue is recognized when the transfer of goods or services to customers occurs in an amount that reflects the consideration to which the Company expects to be entitled in exchange for those goods or services. ASU 2014-09 requires the disclosure of sufficient information to enable readers of the Company’s financial statements to understand the nature, amount, timing and uncertainty of revenue and cash flows arising from customer contracts. ASU 2014-09 also requires disclosure of information regarding significant judgments and changes in judgments, and assets recognized from costs incurred to obtain or fulfill a contract. ASU 2014-09 provides two methods of retrospective application, full and modified retrospective. Full retrospective requires companies to apply ASU 2014-09 to each prior reporting period presented while modified retrospective requires companies to retrospectively apply ASU 2014-09 with the cumulative effect recognized at the date of initial application. The Company elected to adopt ASU 2014-09 using the modified retrospective application effective for the quarter ending March 31, 2018, with no impact the Company’s financial statements as it has no current contracts for revenue generating activities and a limited history of generating revenue from operations as discussed below.

The Company generated revenue in 2012 related to license fees received for the use of its technology. The license fee revenue requires no continuing performance on the Company’s part and is recognized upon receipt of the licensing fee and grant of the license.

During 2012, the Company granted a 25-year technology license agreement for a one-time license fee of $750,000. The first installment of the license fee of $375,000 has been collected pursuant to the signing of a coal testing plant construction contract and the balance of $375,000 will be due upon the successful testing of the coal testing plant, estimated sometime in fiscal 2019. In addition, under the technology license agreement, the Company will receive an on-going royalty fee of $1 per metric ton on all coal processed using the technology, up to $4,000,000 per annum. No revenue has been earned in 2018 or 2017.

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

The calculation of basic and diluted net loss per share for the years ended December 31, 2018 and 2017 are as follows:

	2018	2017
Basic Net Loss Per Share:
Numerator:
Net loss	$(5,559,700)	$(1,813,752)
Denominator:
Weighted-average common shares outstanding	156,878,353	130,511,894

Basic net loss per share	$(0.04)	$(0.01)

Diluted Net Loss Per Share:
Numerator:
Net loss	$(5,559,700)	$(1,813,752)
Gains on fair value and interest expense on convertible debt	-	(2,133,640)
Diluted net loss	$(5,559,700)	$(3,947,392)
Denominator:
Weighted-average common shares outstanding	156,878,353	130,511,894
Common stock warrants	-	-
Convertible debt	-	104,925,648
Weighted average shares used in computing diluted net loss per share	156,878,353	235,437,542

Diluted net loss per share	$(0.04)	$(0.02)

The following table summarizes the potential shares of common stock that were excluded from the computation of diluted net loss per share for the years ended December 31, 2018 and 2017 as such shares would have had an anti-dilutive effect:

	2018	2017
Common stock warrants	7,146,616	7,871,555
Convertible notes payable	120,187,899	-
Total	127,334,515	7,781,555

Cash and Cash Equivalents

Clean Coal considers all highly liquid investments with an original maturity of three months or less to be cash equivalents for purposes of preparing its Statements of Cash Flows. There are no cash equivalents at December 31 2018 and 2017.

Fair Value of Financial Instruments

The fair values of the Company’s financial instruments including cash, accounts payable, accrued expenses, convertible debt and notes payable approximate their carrying amounts.

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

Net deferred tax assets consist of the following components as of December 31, 2018 and 2017:

	2018	2017
Deferred tax assets:
Net operating loss carryforward	$7,485,004	$6,692,117
Valuation allowance	(7,485,004)	(6,692,117)
	$-	$-

The federal income tax provision differs from the amount of income tax determined by applying the U.S. federal income tax rate of 21% to pretax income from continuing operations for the years ended December 31, 2018 and 2017 due to the following:

	2018	2017
Pre-tax book loss	$(1,167,537)	$(380,888)
Meals	830	1,576
Common stock, options and warrants issued for services and debt discount	116,805	250,887
Debt discount amortization	324,662	278,145
Gain on debt settlement	(67,647)	-
Loss on derivative liability	-	(970,382)
Valuation allowance	792,887	820,662
	$-	$-

The Company had net operating losses of approximately $35,642,879 that begin to expire in 2028.  Due to the change in ownership provisions of the Tax Reform Act of 1986, net operating loss carryforwards for Federal income tax reporting purposes are subject to annual limitations. Should a change in ownership occur, net operating loss carryforwards may be limited as to use in future years. In accordance with the statute of limitations for federal tax returns, the Company’s federal tax returns for the years 2014 through 2017 are subject to examination.

Property and Equipment

Property and equipment consists of furniture and fixtures and computer equipment, recorded at cost, depreciated upon placement in service over estimated useful lives ranging from three to five years on a straight-line basis. As of December 31, 2018 and 2017, Clean Coal had property and equipment with no net book value. Expenditures for normal repairs and maintenance are charged to expense as incurred.

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

Research and Development Costs

Research and development expenses include salaries, related employee expenses, research expenses and consulting fees. All costs for research and development activities are expensed as incurred. Clean Coal expenses the costs of licenses of patents and the prosecution of patents until the issuance of such patents and the commercialization of related products is reasonably assured. During the years ended December 31, 2018 and 2017, the Company recognized $307,151 and $2,197,437 of research and development costs, respectively.

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

The carrying values of cash, accounts payable, and accrued liabilities approximate fair value. Pursuant to ASC 820 and 825, the fair value of cash is determined based on “Level 1” inputs, which consist of quoted prices in active markets for identical assets. As of December 31, 208 and 2017, the recorded values of all other financial instruments approximate their current fair values because of their nature and respective maturity dates or durations.

Derivative Instruments

The Company accounts for derivative instruments in accordance with ASC Topic 815, Derivatives and Hedging (ASC 815) and all derivative instruments are reflected as either assets or liabilities at fair value in the balance sheet.

The Company uses estimates of fair value to value its derivative instruments. Fair value is defined as the price to sell an asset or transfer a liability in an orderly transaction between willing and able market participants. In general, The Company’s policy in estimating fair values is to first look at observable market prices for identical assets and liabilities in active markets, where available. When these are not available, other inputs are used to model fair value such as prices of similar instruments, yield curves, volatilities, prepayment speeds, default rates and credit spreads (including for The Company’s liabilities), relying first on observable data from active markets. Additional adjustments may be made for factors including liquidity, credit, bid/offer spreads, etc., depending on current market conditions. Transaction costs are not included in the determination of fair value. When possible, The Company seeks to validate the model’s output to market transactions. Depending on the availability of observable inputs and prices, different valuation models could produce materially different fair value estimates. The values presented may not represent future fair values and may not be realizable. The Company categorizes its fair value estimates in accordance with ASC 820 based on the hierarchical framework associated with the three levels of price transparency utilized in measuring financial instruments at fair value as discussed above. As of December 31, 2018 and 2017, the Company did not have any derivative instruments.

Recently Issued Accounting Pronouncements

The Company has implemented all new accounting pronouncements that are in effect and that may impact its financial statements. The Company does not believe that there are any other new accounting pronouncements that have been issued that might have a material impact on its financial position or results of operations.

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

In February 2016, the FASB issued ASC 842, Leases (“ASC 842”). ASC 842 related to leases to increase transparency and comparability among organizations by requiring the recognition of right of use assets and lease liabilities on the balance sheet. Most prominent among the changes in the standard is the recognition of ROU assets and lease liabilities by lessees for those leases classified as operating leases. Under the standard, disclosures are required to meet the objective of enabling users of financial statements to assess the amount, timing, and uncertainty of cash flows arising from leases. The Company is also required to recognize and measure leases existing at, or entered into after, the beginning of the earliest comparative period presented using a modified retrospective approach, with certain practical expedients available.

The Company elected to early adopt ASC 842 effective January 1, 2018 and have elected all available practical expedients. The standard did not have a material impact on our financial statements.

In May 2017, the FASB issued ASU 2017-09, Compensation—Stock Compensation (Topic 718): Scope of Modification Accounting (“ASU 2017-09”) which clarifies when to account for a change to the terms or conditions of a share-based payment award as a modification. Under the new standard, modification accounting is required only if the fair value, the vesting conditions, or the classification of the award (as equity or liability) changes as a result of the change in terms or conditions. ASU 2017-09 is effective for fiscal years, and interim periods within those years, beginning after December 15, 2017.  The Company adopted this new standard on January 1, 2018 without a material impact on our financial statements.

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

NOTE 3: GOING CONCERN

The accompanying financial statements have been prepared on a going concern basis of accounting which contemplates continuity of operations, realization of assets, liabilities, and commitments in the normal course of business. The accompanying financial statements do not reflect any adjustments that might result if Clean Coal is unable to continue as a going concern. Clean Coal has a working capital deficit as of December 31, 2018 and has generated recurring net losses since inception. Management believes Clean Coal will need to raise capital in order to operate over the next 12 months. Clean Coal’s continuation as a going concern is dependent upon its ability to generate sufficient cash flow to meet its obligations on a timely basis and ultimately to attain profitability. Clean Coal has limited capital with which to pursue its business plan. There can be no assurance that Clean Coal’s future operations will be significant and profitable, or that Clean Coal will have sufficient resources to meet its objectives. These conditions raise substantial doubt as to Clean Coal’s ability to continue as a going concern. Management may pursue either debt or equity financing or a combination of both, in order to raise sufficient capital to meet Clean Coal’s financial requirements over the next twelve months and to fund its business plan. There is no assurance that management will be successful in raising additional funds.

NOTE 4: RELATED PARTY TRANSACTIONS

Wages and bonus payable to related parties

Accruals for salary and bonuses to officers and directors are included in accrued liabilities in the balance sheets and totaled $2,719,653 and $2,042,992 as of December 31, 2018 and 2017, respectively. As part of the separation agreement with Mr. Ponce de Leon, the Company agreed to pay him all his accrued salary within two years but agreed to pay him $200,000 by November 2015 out of revenues earned. As the Company did not earn revenue in 2015 and as at December 2018 has still not earned revenue, the obligation to Mr. Ponce de Leon of $1,496,589 is currently in default and the amount includes $269,875 in accrued interest. It is the Company’s intention to pay Mr. Ponce de Leon immediately upon receiving revenue.

Nonconvertible Debt

During the year ended December 31, 2018, the Company received $35,000 from the issuance of a related party note payable. The note is due on demand and does not accrue interest. As of December 31, 2018 and 2017, the Company had outstanding notes payable to former affiliates of the Company of $85,000 and $50,000, respectively. These notes payable of the Company are unsecured, bear no interest and are due on demand.

During the year ended December 31, 2018, the Company received $1,600 from a related party advance. The advance is due on demand and does not accrue interest. As of December 31, 2018 and 2017, the Company had outstanding advances payable to an officer of the Company of $1,600 and $0, respectively. The advances payable are unsecured, bear no interest and are due on demand.

During the year ended December 31, 2017, the Company borrowed $130,010 from officers and directors. The loans were unsecured, bore no interest and was due on demand. The Company repaid $48,090 of the loans. The remaining principal of $99,970 was converted into 1,000,000 shares of common stock during 2017, resulting in a loss on settlement of $27,430.

Convertible Debt

2018

During the year ended December 31, 2018, the Company borrowed an aggregate of $2,284,800, net of beneficial conversion feature of $1,907,655, under convertible notes payable from a Company with an interest owned by a significant stockholder. As of December 31, 2018, the Company had outstanding short-term convertible notes payable of $4,660,381, net of unamortized discounts of $139,977 and outstanding long term convertible notes payable of $5,026,800, net of unamortized discounts of $3,154,012. The convertible notes payable mature between May 2019 and December 2021 and are convertible at $0.06 per share, which was a discount to the market price on the date of issuance. Amortization expense related to debt discounts on convertible debt for the years ended December 31, 2018 and 2017 was $1,506,170.

During the year ended December 31, 2018, the holder of convertible debt elected to convert a total of $1,534,907 in principal into 19,186,333 shares of common stock, or $0.08 per share.

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

Outstanding notes payable and convertible notes payable to related parties consisted of the following as of December 31, 2018 and 2017:

	December 31,
Name	2018	2017
Convertible Debt:
Convertible notes payable, interest at 12%, convertible at $0.08 per share, unsecured, due May 25, 2019	$1,452,566	$2,987,473
Convertible note payable, interest at 12%, convertible at $0.12 per share, unsecured, due between May 25, 2019 and August 1, 2019	1,630,073	1,630,073
Convertible notes payable, interest at 12%, convertible at $0.15 per share, unsecured, due between May 25, 2019 and March 31, 2020	1,799,742	1,799,742
Convertible notes payable, interest at 12%, convertible at $0.06 per share, unsecured, due between April 20, 2020 and December 27, 2020	4,804,800	2,520,000
Total	9,687,181	8,937,288
Less: short-term debt	(4,520,404)	(4,861,655)
Total long-term debt	5,166,777	4,075,633
Less: Long-term unamortized discounts	(3,293,989)	(2,582,075)
Net long-term debt	$1,872,788	$1,493,588

Nonconvertible Debt:
Notes payable, no interest, unsecured, due upon demand	$86,600	$50,000
Total	$86,600	$50,000

Principal payments on debt to related parties for each of the following five years is as follows:

2019	$4,746,981
2020	2,742,000
2021	2,284,800
2022	-
2023	-
Thereafter	-
Total	$9,773,781

Common Stock Issued to Related Parties

During the year ended December 31, 2018, the Company issued a total of 5,792,829 common shares for compensation to two officers, fair value of $514,916 is recognized as expense during 2018.

During the year ended December 31, 2018, the Company issued 100,000 common shares for compensation to a member of the board of directors, fair value of $8,000 is recognized as expense during 2018.

During the year ended December 31, 2018, the Company issued an aggregate of 19,186,333 common shares to a related party convertible note holder for conversion of $1,534,907 in principal.

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

During July 2017, the Company entered into a non-binding agreement to explore the opportunity of engaging in a license of Clean Coal Pristine M technology. As part of the non-binding agreement, in September 2017, the Company received a non-refundable deposit of $100,000, subject to application to any future license agreement, from Wyoming New Power. The license agreement is for two million tons per annum. The remainder of the license fee will be due upon the signing of a definitive license agreement expected in the second quarter of 2019. Wyoming New Power is a related party because it is controlled by an entity that has a significant interest in Clean Coal Technologies, Inc.

NOTE 5: DEBT

Convertible Debt

During August 2018, the Company borrowed an aggregate of $160,000, net of an original issue discount of $10,000, under a convertible note payable. The Company recognized $3,644 in amortization of related debt discount. The convertible note payable bears interest at 10% per annum, matures on August 20, 2019 and is convertible after 180 days, or February 16, 2019, at a 65% discount of the quoted market price of the Company’s common stock. This note was repaid in full in February 2019.

Nonconvertible Debt

During October 2018, the Company borrowed $345,000, net of original debt discount of $45,000 under a note payable. The note payable bears interest at 7% per annum, is due January 8, 2019 and was unsecured. As of December 31, 2018, the balance on the note payable was $345,000 and the Company recognized $36,196 in amortization of the debt discount, leaving a balance of $8,804 as of December 31, 2018.

Outstanding notes payable and convertible notes payable to third parties consisted of the following as of December 31, 2018 and 2017:

	December 31,
Name	2018	2017
Nonconvertible Debt:
Notes payable, no interest, unsecured, past due	$35,000	$35,000
Notes payable, no interest, unsecured, past due	378,185	378,185
Note payable, interest at 7% per annum, unsecured, due January 18, 2019	345,000	-
Convertible note payable, convertible beginning February 16, 2019 at a 65% discount to market, interest at 10%, unsecured, due August 20, 2019	160,000	-
Total current debt	918,185	413,185
Less: Unamortized discount	(15,160)	-
Net, current debt	$903,025	$413,185

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

As of and for the years ended December 31, 2018 and 2017, the aggregate fair value of the outstanding derivative liabilities was $0 and $0 and the Company recognized a net gain on the change of fair value of $0 and $4,620,866, respectively.

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

The Company estimated the fair value of the derivative liabilities using the Black-Scholes option pricing model and the following key assumptions during the year ended December 31, 2017:

December 31, 2017
Expected dividends	-%
Expected term (years)	0.25 – 5.00
Volatility	48% - 353%
Risk-free rate	0.50% - 1.93%

The below table presents the change in the fair value of the derivative liability during the year ended December 31, 2017:

Fair value as of December 31, 2016	$18,028,611
Fair value on the date of issuance recorded as debt discounts	1,095,215
Extinguishment of liability to equity due to conversions	(1,655,656)
Extinguishment of liability to equity due to release from ASC 815	(12,847,304)
Gain on change in fair value of derivatives	(4,620,866)
Fair value as of December 31, 2017	$-

NOTE 7: EQUITY TRANSACTIONS

Common Stock

2018

During the year ended December 31, 2018, the Company issued a total of 5,792,829 common shares for compensation to two officers, fair value of $514,916 is recognized as expense during 2018.

During the year ended December 31, 2018, the Company issued an aggregate of 19,186,333 common shares to a related party convertible note holder for conversion of $1,534,907 in principal.

During the year ended December 31, 2018, the Company issued 100,000 common shares for services to a member of the board of directors, fair value of $8,000 is recognized as expense during 2018.

 During the year ended December 31, 2018, the Company issued a total of 376,273 common shares for services to consultants, fair value of $33,300 is recognized as expense during 2018.

2017

During the year ended December 31, 2017, the Company issued 1,000,000 common shares for a debt transfer fee rendered valued at $127,400.

During the year ended December 31, 2017, the Company issued an aggregate of 36,403,968 common shares to convertible note holders for conversion of $2,494,195 in principal and $2,491 in accrued interest.

Options

There were no common stock options issued and no unamortized options expense during the years ended and as of December 31, 2018 and 2017.

The following table presents the stock option activity during the years ended December 31, 2018 and 2017:

		Weighted	Weighted
		Average	Average
	Options	Exercise Price	Remaining Term
Outstanding - December 31, 2016	685,713	$4.52	2.62
Granted	-	-	-
Expired	-	-	-
Exercised	-	-	-
Outstanding - December 31, 2017	685,713	$4.52	0.78
Granted	-	-	-
Expired	(571,428)	3.50	-
Exercised	-	-	-
Outstanding – December 31, 2018	114,285	$9.63	0.75

Exercisable – December 31, 2018	114,285	$9.63	0.75

The intrinsic value of the exercisable options as of December 31, 2018 and 2017 was $0 and $0, respectively.

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

During the year ended December 31, 2017, the Company granted 72,497 warrants with convertible debt. The fair value of these warrants associated with the notes was determined to be $6,820 as of December 2017, of which $6,820 was recorded as a discount to the related notes. There were no warrants issued during 2018.

The following table presents the stock warrant activity during the years ended December 31, 2018 and 2017:

		Weighted	Weighted
		Average	Average
	Warrants	Exercise Price	Remaining Term
Outstanding - December 31, 2016	7,314,432	$0.41	2.62
Granted	67,340	0.15	3.00
Forfeited/expired	(38,571)	1.75	-
Exercised	-	-	-
Outstanding - December 31, 2017	7,343,192	$0.08	2.15
Granted	-	-	-
Forfeited/expired	(310,863)	0.06	-
Exercised	-	-	-
Outstanding – December 31, 2018	7,032,329	$0.08	1.21

Exercisable – December 31, 2018	7,032,329	$0.08	1.21

The intrinsic value of the exercisable warrants as of December 31, 2018 was $264,021.

NOTE 8: COMMITMENTS AND CONTINGENCIES

Litigation

In the matter entitled Soffin v Clean Coal Technologies, Inc Case No. 4D17-2751, the Fourth District Court of Appeal of the State of Florida issued a Non-final Opinion on July 12, 2018 unanimously affirming the Order Granting Defendants Motion for Judgment Notwithstanding the Verdict and Order Denying Plaintiff’s Motion for Additur entered by the Circuit Court for the Fifteenth Judicial Circuit, Palm Beach County, Florida Case No. 502010CA028706XXXXMB in favor of Clean Coal Technologies, Inc on August 1 2017. The fifteen day remedy period for the plaintiff to appeal expired on July 27, 2018 with no motion made. This case is now closed.

In April 2018, following mediation with a vendor of an outstanding balance, the Company successfully won the case and the balance of $320,669 was waived. The company had previously recognized the $320,669 balance in accounts payable, which was reversed in April 2018 and recognized as a gain on debt settlement.

Separation Agreement

As part of the separation agreement with Mr. Ponce de Leon, the ex COO of the Company, the Company agreed to pay him his accrued salary of $1,226,711 within two years but agreed to pay him $200,000 by November 2015 out of revenues earned. As the Company did not earn revenue in 2015 and as at December 2018 has still not earned revenue, the obligation to Mr. Ponce de Leon is currently in default and has accrued interest of $269,878 and the balance is $1,496,589 at December 31, 2018. It is the Company’s intention to pay Mr. Ponce de Leon immediately upon receiving revenue including any interest that has been accrued.

Operating Leases

Clean Coal has an operating lease for its executive offices in Manhattan, New York. Effective February 1, 2014, the lease is month to month, at a monthly rate of $200 per month.

In April 2018, the company secured a permanent location in Wyoming for its test facility at the Fort Union Industrial Park. The term of the lease is three years and calls for rent of $36,000, prepaid. The $36,000 covering three years rent was paid in April 2018 and is being amortized to lease expense using the straight-line method over the three-year term of the lease. During the year ended December 31, 2018, the Company recognized $8,000 in amortization of right to use assets.

NOTE 9: SUBSEQUENT EVENTS

During January 2019, the Company raised a net $25,000 in financing from the issuance of related party convertible debt and $75,000 from a related party loan.

During February 2019, the Company raised a net $50,000 in financing from the issuance of related party convertible debt and $7,000 from a related party management loan, which was repaid in full in February 2019. The Company raised $210,000 from a related party loan which bears no interest and is payable on demand.

On February 25, 2019, the Company borrowed an aggregate of $300,000, net of an original issue discount of $15,000, under a convertible note payable. The convertible note payable bears interest at 6% per annum, matures on August 25, 2019 and is convertible at a 65% discount of the lowest closing bid price of the Company’s common stock during the 10 prior trading days.

During February 2019, the Company repaid a convertible note payable totaling $160,000 in full, including interest and prepayment penalties of $76,000, or a total of $236,000.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

There have been no changes in our independent accountants, MaloneBailey, LLP, or disagreements with them on matters of accounting or financial disclosure.

ITEM 9A. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

As of December 31, 2018, we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Exchange Act Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our financial disclosure controls and procedures were not effective due to our limited internal resources and lack of ability to have multiple levels of transaction review.

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

Management has assessed our internal control system in relation to criteria for effective internal control over financial reporting described in “Internal Control-Integrated Framework” issued in 2013 by the Committee of Sponsoring Organizations (“COSO”) of the Treadway Commission. Based upon these criteria, we believe that, as of December 31, 2018, our system of internal control over financial reporting was not effective due to material weaknesses that were identified. The material weaknesses are caused by our limited internal resources and limited personnel.  We presently have only two officers. The material weaknesses include 1.) no segregation of duties within the Company, 2.) there is no management oversight or multiple levels of supervision and review, no control documentation being produced, no one to review control documentation if it was being produced, 3.) a lack of expertise in the application of generally accepted accounting principles in regard to the accounting and reporting of our derivative transactions.

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

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The executive officers and directors of the Company are as follows:

Name	Age	Position	Held Since
Robin T. Eves	68	CEO, President, Director	August 2010
Thomas Shreve	67	Director	November 2015
Robert Liscouski	64	Director	September 2018
Scott Younger	76	Director	November 2013
Aiden Neary	47	COO, CFO, Director	February 2016

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

Mr. Liscouski was appointed to the board in September, 2018. He is recognized as a security industry leader, thought leader and subject matter expert in Enterprise Risk Management; assessing, mitigating and managing physical and cyber security risk. Superior track record of developing critical and sensitive programs to protect national security interests and critical infrastructure. Extensive leadership and operational experience in working enterprise wide, to include Internal and External Stakeholders to formulate and implement Risk Management strategies, programs and metrics to successfully mitigate and manage physical, cyber and converged risk. Innovator and thought leader in identifying emerging security technologies and providing guidance in areas such as crisis management, best practices, organizational development and strategic planning.

Mr. Liscouski was appointed by President George W. Bush as the first Assistant Secretary for Infrastructure Protection when the U.S. Department of Homeland Security was founded in 2003. During his tenure as Assistant Secretary for Infrastructure Protection, Mr. Liscouski was responsible for the design, development, implementation and oversight of the Office of Infrastructure, including:

●     The National Cyber Security Division – The nation’s first coordinated civilian effort to work coordinate the US Government and private sector cyber security efforts.

●     Expansion of the Information Sharing Analysis Centers (ISACs) and the Creation the National Infrastructure Coordination Center a Public-Private Partnership to protect critical infrastructure

●     The design, development and implementation of the National Infrastructure Protection Plan (NIPP) and the development of DHS’ Risk Management Framework for Infrastructure Protection

●     Chemical Security Legislation – The Chemical Facility Anti-Terrorism Standards (CFATS)

●   Committee of Foreign Investment in the US (CFIUS) Matters  Mr. Liscouski served as President and Director of Implant Sciences Corporation, a leading manufacturer of Explosive Trace Detection equipment and was Director of Information Assurance at the Coca-Cola Company and Vice President of the Law Enforcement Division of Orion Scientific Systems, a developer of advanced analytic software tools.

Earlier in his career, he served as a Diplomatic Security Service Special Agent with the U.S. Department of State and a Homicide and Undercover Investigator for the Bergen County (New Jersey) Prosecutors Office.

Mr. Liscouski is also currently a visiting fellow at the Center for Strategic and International Studies as Washington DC based think tank and served as a board member of the Intelligence Science Board supporting the Director of the Central Intelligence Agency and the Director of National Intelligence. Mr. Liscouski is a frequent contributor to business and security media on Homeland Security and Cyber Security issues. Mr. Liscouski received his BS degree from John Jay College of Criminal Justice and his Master of Public Administration from the John F. Kennedy School of Government, Harvard University.

We believe that Mr. Liscouski’s qualifications to serve on the Board of Directors include his extensive business investment experience.

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

We believe that Mr. Neary’s qualifications to serve on the Board of Directors include his over 15 years of professional experience working in Investment Banking and his over two years of working with Clean Coal Technologies Inc.

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

We believe that Mr. Shreve’s qualifications to serve on the Board of Directors include his strong legal and business connections across Asia and in particular in Indonesia where he currently resides.

All directors will hold office until the next annual meeting of stockholders (currently expected to be held in the second quarter of 2019) and until their successors have been duly elected and qualified. There are no agreements with respect to the election of directors. Vacancies on the Board of Directors during the year may be filled by the majority vote of the directors in office at the time of the vacancy without action by the stockholders.

Board Committees

At this filing date, we have an audit committee, but no compensation committee or nominating committee. Our full Board currently performs the duties and responsibilities of such committees. Due to the size of the Company and due to the small number of directors that we had for 2018, we believed it was appropriate for the full Board to handle the responsibilities of these committees. It is our intention through 2019, as our Board increases in size, to introduce a number of committees.

Audit Committee Financial Expert

We created an Audit Committee in December 2017 comprising of three independent board of director members, Thomas Shreve, Scott Younger and Robert Liscouski and two internal board of director members Aiden Neary and Robin Eves.

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

Meetings of our Board of Directors

Our Board of Directors held 4 meetings during the fiscal year ended December 31, 2018 (including meetings conducted by telephone conferencing).  No director attended less than 75% of all board meetings during the fiscal year ended December 31, 2018. All current Board members and all nominees for election to the Board of Directors are encouraged to attend our annual meetings of stockholders, either in person or by teleconference.

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

Directors’ Compensation

In 2018, all meetings were via telephone conference. The Board plans one regularly scheduled meeting each fiscal quarter and may schedule additional meetings as necessary. For fiscal 2018 and 2019, Dr. Younger, Mr. Shreve and Mr. Liscouski will each receive annual compensation as a director of $25,000 which will be paid only upon available cash flow. In addition, Dr. Younger received 28,572 common shares upon his appointment as a director and Mr. Shreve and Mr. Liscouski received 100,000 common shares.

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

Components of Future Executive Compensation

We anticipate that our future executive employment agreements will provide that employees will be compensated by salary and bonus, with bonuses potentially including cash and equity components. The specific elements of the future compensation program are not determined but will most likely include base salary, an annual cash performance bonus and long-term equity incentives. Our compensation program will be designed to provide our executives with incentives to achieve our short and long-term performance goals and to pay competitive base salaries. Each executive officer’s current and prior compensation will be considered in setting future compensation.

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

Other Key Employees and Consultants

As at December 31, 2018 we have no other employees in the company.

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

SUMMARY COMPENSATION TABLE

Officers Name & Principal Position	Year	Salary ($)	Bonus ($)	Stock ($)	Option Awards ($)	All Other Compensation ($)	Total ($)
Robin Eves, Pres and CEO (1)	2018	519,750	259,875	271,121	-	-	1,050,746
	2017	507,350	100,612	-	-	-	607,962

Aiden Neary, COO/CFO (2)	2018	450,000	237,500	243,795			931,295
	2017	412,500	100,612	-			513,112

(1) On July 8, 2013, Robin Eves was issued 28,571 common shares in lieu of interest on loans made to the company. The value for these shares was $19,747. As a bonus for forbearance on payment of monthly fees, Mr. Eves was approved to receive 57,143 common shares on October 7, 2013. These shares had a value of $80,000 based upon $1.40 on the day that the shares were approved. Mr. Eves also received an approval for bonus shares for the year 2013 on December 4, 2013. The amount of shares approved was 142,857 shares with a value of $165,000 based upon $1.15 per share on the date of the approval. Through December 31, 2014, Robin eves returned 1,273,360 common shares back to the Company. Mr. Eves also returned 457,143 options back to the company that were previously awarded. Mr. Eves signed a two year contract on July 1, 2017 at an annual salary of $519,750. He was also awarded 750,000 common shares upon signing and received an additional 750,000 shares, valued at $67,500 on July 1, 2018. Mr. Eves was issued 2,300,797 common shares as a bonus on May 1, 2018, valued at $203,621.

(2) On November 26, 2013 Aiden Neary signed a two year Executive Employment Agreement which called for 142,857 shares to be issued at the time of signing his agreement and 142,857 that vest 1 year after the date of grant. These shares were approved to be issued and the issuance was deferred until after the Company completes its planned common stock reverse.  The fair value of this award was determined to be $300,000 based upon $1.05 on the date of grant. Mr. Neary was approved to receive 28,571 shares of stock as a bonus for 2013 on December 4, 2013. These shares had a value of $33,000 based upon $1.15 per shares on the date of the approval. Through year ended December 31, 2015 Mr. Neary returned 497,527 common shares back to the company. Mr. Neary also forfeited his right of the second tranche of 142,857 shares before vested. Mr. Neary signed a two year contract on July 1, 2017 at an annual salary of $450,000. He was also awarded 750,000 common shares upon signing and received an additional 750,000 shares, valued at $67,500 on July 1, 2018. Mr. Neary was issued 1,992,032 common shares as a bonus on May 1, 2018, valued at $176,295.

OUTSTANDING EQUITY AWARDS AT FISCAL YEAR-END

The following table shows outstanding grants of stock options and grants of unvested stock awards outstanding on the last day of the fiscal year ended December 31, 2018, to each of the executive officers named in the Summary Compensation Table.

	Option Awards				Stock Awards
Name	Number of Securities Underlying Unexercised Options Exercisable (#)	Number of Securities Underlying Unexercised Options Unexercisable (#)	Option Exercise Price ($)	Option Expiration Date	Number of Shares or Units of Stock That Have Not Vested (#)	Market Value of Shares or Units of Stock That Have Not Vested ($)
Robin Eves	285,714		$1.05	8/1/2020

The following table sets forth, for the current year, the dollar value of all cash and non-cash compensation for the Company’s directors.

DIRECTOR COMPENSATION

Name	Year	Fees Earned or Paid in Cash ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Non Qualified Deferred Compensation Earnings	All Other Compensation ($)	Total ($)
Robin Eves	2018	-	-	-	-	-	-	-
Aiden Neary	2018	-	-	-	-	-	-	-
Rob Liscouski (1)	2018	25,000	8,000	-	-	-	-	37,000
Scott Younger(2)	2018	25,000	-	-	-	-	-	25,000
Thomas Shreve(3)	2018	25,000						25,000

(1) Mr. Liscouski’s directors fees have been accrued and he was issued 100,000 shares of common stock value at $8,000

(2) Mr. Younger’s directors fees have been accrued

(3) Mr. Shreve directors fees have been accrued

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth information, as of December 31, 2018, with respect to each person known by the Company to own beneficially more than 5% of the 174,427,854 shares of our issued and outstanding common stock, as well as the beneficial ownership of each director and officer and all directors and officers as a group. We are not aware of any present arrangements that could result in a change of control of the Company.  Except as otherwise indicated, each of the stockholders listed below has sole voting and investment power over the shares beneficially owned. Except as otherwise indicated, addresses are c/o Clean Coal Technologies, Inc., 295 Madison Avenue (12th Floor) New York, NY 10017.

Officers and Directors	Amount and Nature of Beneficial Ownership(1)	Percent of Class

Robin Eves, President, CEO, Director	16,112,497	9.2%
Aiden Neary, COO/CFO	20,936,213	12.0%
Thomas Shreve, Director	100,000	0%
Robert Liscouski, Director	100,000	0%
Scott Younger, Director	372,858	0%
All directors and officers as a group (5 persons)	37,621,568	21.5%

Independent holders of more than 5%
Tacho Sandoval	15,875,512	10.7%

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Wages and bonus payable to related parties

Accruals for salary and bonuses to officers and directors totaled $2,719,653 and $2,042,992 as of December 31, 2018 and 2017, respectively. As part of the separation agreement with Mr. Ponce de Leon, the Company agreed to pay him all his accrued salary within two years but agreed to pay him $200,000 by November 2015 out of revenues earned. As the Company did not earn revenue in 2015 and as at December 2018 has still not earned revenue, the obligation to Mr. Ponce de Leon of $1,496,589 is currently in default and the amount includes $269,875 in accrued interest.

Nonconvertible Debt

During the year ended December 31, 2018, the Company received $35,000 from the issuance of a related party note payable. The note is due on demand and does not accrue interest. As of December 31, 2018 and 2017, the Company had outstanding notes payable to former affiliates of the Company of $85,000 and $50,000, respectively. These notes payable of the Company are unsecured, bear no interest and are due on demand.

During the year ended December 31, 2018, the Company received $1,600 from a related party advance. The advance is due on demand and does not accrue interest. As of December 31, 2018 and 2017, the Company had outstanding advances payable to an officer of the Company of $1,600 and $0, respectively. The advances payable are unsecured, bear no interest and are due on demand.

Convertible Debt

During the year ended December 31, 2018, the Company borrowed an aggregate of $2,284,800, net of beneficial conversion feature of $1,907,655, under convertible notes payable from a Company with an interest owned by a significant stockholder. As of December 31, 2018 and December 31, 2017, the Company had outstanding short-term convertible notes payable of $4,660,381 and $5,484,060, net of unamortized discounts of $139,977 and $287,964, respectively and outstanding long term convertible notes payable of $5,026,800 and $1,703,905, net of unamortized discounts of $3,154,012 and $2,873,252, respectively. The convertible notes payable matured between November 2018 and December 2021 and are convertible at $0.06 per share, which was a discount to the market price on the date of issuance. Amortization expense related to debt discounts on convertible debt for the years ended December 31, 2018 and 2017 was $1,506,169 and $1,074,876 respectively.

During the year ended December 31, 2018, the holder of convertible debt elected to convert a total of $280,507 in principal into 3,506,333 shares of common stock, or $0.08 per share.

Common Stock Issued to Related Parties

During the year ended December 31, 2018, the Company issued a total of 5,792,829 common shares for compensation to two officers, fair value of $514,916 is recognized as expense during 2018.

During the year ended December 31, 2018, the Company issued an aggregate of 19,186,333 common shares to a related party convertible note holder for conversion of $1,534,907 in principal.

During the year ended December 31, 2018, the Company issued 100,000 common shares for services to a member of the board of directors, fair value of $8,000 is recognized as expense during 2018.

Non-Binding License Agreement – related party

During July 2017, the Company entered into a non-binding agreement to explore the opportunity of engaging in a license of Clean Coal Pristine M technology. As part of the non-binding agreement, in September 2017, the Company received a non-refundable deposit of $100,000, subject to application to any future license agreement, from Wyoming New Power. The license agreement is for two million tons per annum. The remainder of the license fee will be due upon the signing of a definitive license agreement expected in the second/third quarter of 2019. Wyoming New Power is a related party because it is controlled by an entity that has a significant interest in Clean Coal Technologies, Inc.

Director Independence

Our Board is not subject to any independence requirements. However, our Board has reviewed the independence of its directors under the requirements set forth by the NASDAQ Stock Market. Messrs. Eves and Neary are officers of the Company and therefore not deemed independent directors.  Mr. Liscouski, Dr. Younger and Mr. Shreve are deemed to be independent directors.

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES

Fees billed to the Company by MaloneBailey, LLP

	2018	2017
(1) Audit Fees	$48,000	$51,000
(2) Tax Fees	$-	$-
(3) Other Fees	$-	$-

All audit and non-audit services and fees are approved by the Board of Directors.

PART IV

ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a) Documents filed with this report.

1. Financial Statements:

See Index to Financial Statements on page 20.

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

/s/Robin Eves
Dated: March 7, 2019	Robin Eves CEO, President, Principal Executive Officer

Dated: March 7, 2019	/s/Aiden Neary
Aiden Neary CFO, Principal Financial Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities indicated on the 7th day of March 2019.

/s/Robin Eves	/s/Scott Younger
Robin Eves, CEO, President and Director	Scott Younger, Director

/s/Robert Liscouski	/s/Thomas Shreve
Robert Liscouski, Director	Thomas Shreve, Director

/s/Aiden Neary
Aiden Neary, COO, CFO and Director