Form 10-Q
period 2019-03-31
Clean Coal Technologies Inc.
filed 2019-05-10
CIK 1445109

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: March 31, 2019

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

The number of shares outstanding of Registrant’s Common Stock as of Date: May 10, 2019: 174,427,854

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

Clean Coal Technologies, Inc.

Balance Sheets

(Unaudited)

	March 31,	December 31,
	2019	2018
ASSETS
Current Assets
Cash	$24,888	$25,745
Total Current Assets	24,888	25,745

Right to use ground lease, net of accumulated amortization of $11,000 and $8,000, respectively	25,000	28,000

Total Assets	$49,888	$53,745

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current Liabilities
Accounts payable	$1,064,165	$1,149,467
Accrued liabilities	6,376,058	6,071,160
Convertible debt, net of unamortized discounts – related party	4,759,728	4,520,404
Notes payable – related party	378,600	86,600
Customer deposit – related party	100,000	100,000
Convertible notes payable, net of unamortized discount	301,356	-
Notes payable, net of unamortized discounts	813,185	903,025
Total Current Liabilities	13,793,092	12,830,656

Long-Term Liabilities
Convertible debt, net of unamortized discounts – related party	1,997,404	1,872,788

Total Liabilities	15,790,496	14,703,444

Stockholders’ Deficit:
Common stock, $0.00001 par value; 500,000,000 shares authorized, 174,427,854 and 174,427,854 shares issued and outstanding, respectively	1,745	1,745
Additional paid-in capital	259,371,212	259,320,220
Accumulated deficit	(275,113,565)	(273,971,664)
Total Stockholders’ Deficit	(15,740,608)	(14,649,699)
Total Liabilities and Stockholders’ Deficit	$49,888	$53,745

The accompanying notes are an integral part of these unaudited financial statements.

Clean Coal Technologies, Inc.

Statements of Operations

(Unaudited)

	Three Months Ended
	March 31,
	2019	2018

Operating Expenses:
General and administrative	$377,494	$397,574
Research and development	3,000	50,201
Consulting services	4,498	10,025
Gain on sale of assets	-	(18,300)
Loss from Operations	(384,992)	(439,500)

Other Expenses:
Interest expense	637,909	941,701
Debt prepayment and default expense	119,000	-
Total Other Expenses	(756,909)	(941,701)

Net Loss	$(1,141,901)	$(1,381,201)

Weighted average shares outstanding – basic and diluted	174,427,854	148,972,419

Net loss per share basic and diluted	$(0.01)	$(0.01)

The accompanying notes are an integral part of these unaudited financial statements.

Clean Coal Technologies, Inc.

Unaudited Statements of Changes in Stockholders’ Deficit

For the Three Months Ended March 31, 2018 and 2019

			Additional		Total
	Common Stock		Paid-In	Accumulated	Stockholders’
	Shares	Amount	Capital	Deficit	Deficit
Balance, December 31, 2017	148,972,419	$1,489	$255,321,698	$(268,411,964)	$(13,088,777)
Beneficial conversion feature on convertible debt	-	-	1,175,584	-	1,175,584
Net loss for the three months ended March 31, 2018				(1,381,201)	(1,381,201)
Balance, March 31, 2018	148,972,419	$1,489	$256,497,282	$(269,793,165)	$(13,294,394)

Balance, December 31, 2018	174,427,854	$1,745	$259,320,220	$(273,971,664)	$(14,649,699)
Beneficial conversion feature on convertible debt	-	-	50,992	-	50,992
Net loss for the three months ended March 31, 2019	-	-	-	(1,141,901)	(1,141,901)
Balance, March 31, 2019	174,427,854	$1,745	$259,371,212	$(275,113,565)	$(15,740,608)

The accompanying notes are an integral part of these unaudited financial statements.

Clean Coal Technologies, Inc.

Statements of Cash Flows

(Unaudited)

	Three Months Ended
	March 31,
	2019	2018
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(1,141,901)	$(1,381,201)
Adjustment to reconcile net loss to net cash used in operating activities:
Amortization of debt discounts	306,448	487,044
Gain on sale of assets	-	(18,300)
Amortization of lease asset	3,000	-
Debt extension expense	55,000	-
Changes in operating assets and liabilities:
Decrease in accounts payable	(85,302)	(696,646)
Increase in accrued expenses	304,898	404,094
Net Cash Used in Operating Activities	(557,857)	(1,205,009)

CASH FLOWS FROM INVESTING ACTIVITIES:
Proceeds from the sale of fixed assets	-	18,300
Net Cash Provided by Operating Activities	-	18,300

CASH FLOWS FROM FINANCING ACTIVITIES:
Borrowings on convertible debt, net of original issue discounts – related party	125,000	1,242,500
Borrowings on notes payable – related party	292,000	-
Borrowings on notes payable	300,000	-
Payments on notes payable	(160,000)	-
Net Cash Provided by Financing Activities	557,000	1,242,500

NET CHANGE IN CASH AND CASH EQUIVALENTS	(857)	55,791
CASH AND CASH EQUIVALENTS - beginning of period	25,745	11,773
CASH AND CASH EQUIVALENTS - end of period	$24,888	$67,564

SUPPLEMENTAL DISCLOSURES:
Cash paid for interest	$-	$-
Cash paid for income taxes	$-	$-

NON-CASH INVESTING AND FINANCING ACTIVITIES:
Beneficial conversion feature on convertible debt – related party	$50,992	$1,175,584

The accompanying notes are an integral part of these unaudited financial statements.

Clean Coal Technologies, Inc.

Notes to Financial Statements

(Unaudited)

NOTE 1: BASIS OF PRESENTATION

The accompanying unaudited interim financial statements of Clean Coal Technologies, Inc. (“Clean Coal”, the “Company”) have been prepared in accordance with accounting principles generally accepted in the United States of America and the rules of the Securities and Exchange Commission, and should be read in conjunction with the audited financial statements and notes thereto contained in Clean Coal’s Annual Report on Form 10-K filed with the SEC. In the opinion of management, the accompanying unaudited interim financial statements reflect all adjustments, consisting of normal recurring adjustments, necessary to present fairly the financial position and the results of operations for the interim period presented herein. The results of operations for interim periods are not necessarily indicative of the results to be expected for the full year or for any future period. Notes to the financial statements which would substantially duplicate the disclosure contained in the audited financial statements for fiscal 2018 as reported in the Form 10K have been omitted.

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

For the three months ended March 31, 2019 and 2018, the Company realized net losses, resulting in outstanding warrants and convertible debt having an antidilutive effect. All potentially dilutive instruments were excluded from the calculation of diluted net loss per share as their inclusion would have been anti-dilutive.

The following table summarizes the potential shares of common stock that were excluded from the computation of diluted net loss per share for the three months ended March 31, 2019 and 2018 as such shares would have had an anti-dilutive effect:

	March 31,
	2019	2018
Common stock warrants	4,180,000	6,193,233
Convertible notes payable	145,088,981	125,633,981
Total	149,268,981	131,827,214

Recent Accounting Pronouncements

The Company has implemented all new accounting pronouncements that are in effect and that may impact its financial statements. The Company does not believe that there are any other new accounting pronouncements that have been issued that might have a material impact on its financial position or results of operations.

NOTE 2: GOING CONCERN

The accompanying financial statements have been prepared on a going concern basis of accounting which contemplates continuity of operations, realization of assets, liabilities, and commitments in the normal course of business. The accompanying financial statements do not reflect any adjustments that might result if Clean Coal is unable to continue as a going concern. Clean Coal has an accumulated deficit and a working capital deficit as of March 31, 2019 with no significant revenues anticipated for the near term. Management believes Clean Coal will need to raise capital in order to operate over the next 12 months. As shown in the accompanying financial statements, Clean Coal has also incurred significant losses from operations since inception. Clean Coal’s continuation as a going concern is dependent upon its ability to either raise capital or generate sufficient cash flow to meet its obligations on a timely basis and ultimately to attain profitability. Clean Coal has limited capital with which to pursue its business plan. There can be no assurance that Clean Coal’s future operations will be significant and profitable, or that Clean Coal will have sufficient resources to meet its objectives. These conditions raise substantial doubt as to Clean Coal’s ability to continue as a going concern. Management may pursue either debt or equity financing or a combination of both, in order to raise sufficient capital to meet Clean Coal’s financial requirements over the next twelve months and to fund its business plan. There is no assurance that management will be successful in raising additional funds.

NOTE 3: RESEARCH AND DEVELOPMENT

Research and development expenses include salaries, related employee expenses, facility lease expense, research expenses and consulting fees. All costs for research and development activities are expensed as incurred. In addition, the Company expenses the costs of licenses of patents and the prosecution of patents until the issuance of such patents and the commercialization of related products is reasonably assured. During the three months ended March 31, 2019 and 2018, the Company recognized $3,000 and $50,201 of research and development costs, respectively.

NOTE 4: RELATED PARTY TRANSACTIONS

Wages and bonus payable to related parties

Accruals for salary and bonuses to officers and directors are included in accrued liabilities in the balance sheets and totaled $2,544,542 and $2,719,653 as of March 31, 2019 and December 31, 2018, respectively. As part of the separation agreement with Mr. Ponce de Leon, the Company agreed to pay him all his accrued salary within two years but agreed to pay him $200,000 by November 2015 out of revenues earned. As the Company did not earn revenue in 2015 and as at March 31, 2019 has still not earned revenue, the obligation to Mr. Ponce de Leon of $1,521,123 is currently in default and the amount includes $294,423 in accrued interest. It is the Company’s intention to pay Mr. Ponce de Leon immediately upon receiving revenue.

Convertible Debt

During the three months ended March 31, 2019, the Company borrowed an aggregate of $125,000, net of beneficial conversion features of $50,992, under convertible notes payable from a Company with an interest owned by a significant stockholder. The convertible notes are secured by assets and the common stock of the Company, bear interest at 12% per annum and are due three years from the dates of issuance. As of March 31, 2019 and December 31, 2018, the Company had outstanding short-term convertible notes payable of $4,882,384 and $4,660,381, net of unamortized discounts of $122,656 and $139,977, respectively and outstanding long-term convertible notes payable of $4,929,800 and $5,026,800, net of unamortized discounts of $2,932,396 and $3,154,012, respectively. The convertible notes payable are convertible at $0.06 per share, which was a discount to the market price on the date of issuance. Amortization expense related to debt discounts on convertible debt for the three months ended March 31, 2019 and 2018 was $289,932 and $487,044, respectively.

IP collateral

Nonconvertible Debt

During the three months ended March 31, 2019, the Company received $285,000 from the issuance of related party notes payable. The notes are due on demand and do not accrue interest. As of March 31, 2019 and December 31, 2018, the Company had outstanding notes payable of $370,000 and $85,000, respectively. These notes payable of the Company are unsecured, bear no interest and are due on demand.

During the three months ended March 31, 2019, the Company received $7,000 from an officer. The advance is due on demand and does not accrue interest. As of March 31, 2019 and December 31, 2018, the Company had outstanding advances payable to an officer of the Company of $8,600 and $1,600, respectively. The advances payable are unsecured, bear no interest and are due on demand.

Customer Deposit

During July 2017, the Company entered into a non-binding agreement to explore the opportunity of engaging in a license of Clean Coal Pristine M technology. As part of the non-binding agreement, in September 2017, the Company received a non-refundable deposit of $100,000, subject to application to any future license agreement, from Wyoming New Power. The license agreement is for 2 million ton per annum agreement. The remainder of the license fee will be due upon the signing of a definitive license agreement expected in the second half of 2019. Wyoming New Power is a related party because it is controlled by an entity that has a significant interest in Clean Coal Technologies, Inc.

NOTE 5: DEBT

Notes Payable

During October 2018, the Company borrowed $345,000, net of original debt discount of $45,000 under a note payable. The note payable bears interest at 7% per annum, was due January 18, 2019 and is unsecured. The notes was extended until April 19, 2019 in exchange for a $55,000 debt extension fee added to the principal of the note. As of March 31, 2019 and December 31, 2018, the balance on the note payable was $400,000 and $345,000, respectively. During the three months ended March 31, 2019, the Company recognized the remaining $8,804 in amortization of the debt discount.

As of March 31, 2019 and December 31, 2018, the Company had outstanding notes payable to former affiliates of the Company of $413,185 and $413,185, respectively. The notes payable are unsecured, bear no interest and are due on demand.

Convertible Debt

During August 2018, the Company issued a convertible note payable in the amount of $160,000. The convertible note payable is due one year from the date of issuance, has an original issuance discount of $10,000, accrues interest at the rate of 10% per annum, is unsecured and is convertible after 180 days into shares of the Company’s common stock at a discount of 65% of the lowest trading price for the Company’s common stock during the twenty trading days immediately preceding the conversion.

During the three months ended March 31, 2019, the entire balance of the note was repaid and the Company recognized the remaining $6,356 in debt discount amortization expense.

During February 2019, the Company issued a convertible note payable in the amount of $315,000. The convertible note payable is due one year from the date of issuance, has an original issuance discount of $15,000, accrues interest at the rate of 6% per annum, is unsecured and is convertible after 180 days into shares of the Company’s common stock at a discount of 65% of the lowest trading price for the Company’s common stock during the ten trading days immediately preceding the conversion.

During the three months ended March 31, 2019, the Company recognized $1,356 in debt discount amortization expense related to the issuance of the convertible note payable.

NOTE 6: STOCKHOLDERS’ EQUITY

Common Stock Options

A summary of common stock option activity for the three months ended March 31, 2019 is as follows:

		Weighted	Weighted
		Average	Average
	Options	Exercise Price	Remaining Term
Outstanding - December 31, 2018	114,285	$9.63	0.75
Granted	-	-	-
Expired	-	-	-
Exercised	-	-	-
Outstanding – March 31, 2019	114,285	$9.63	0.50

Exercisable – March 31, 2019	114,285	$9.63	0.50

The intrinsic value of the exercisable options as of March 31, 2019 was $0.

Common Stock Warrants

The following table presents the common stock warrant activity during the three months ended March 31, 2019:

		Weighted	Weighted
		Average	Average
	Warrants	Exercise Price	Remaining Term
Outstanding - December 31, 2018	7,032,329	$0.08	1.21
Granted	-	-	-
Forfeited/expired	-	-	-
Exercised	-	-	-
Outstanding – March 31, 2019	7,032,329	$0.08	0.96

Exercisable – March 31, 2019	7,032,329	$0.08	0.96

The intrinsic value of the exercisable warrants as of March 31, 2019 was $83,600.

NOTE 7: SUBSEQUENT EVENTS

 In April, 2019 the Company received a loan of $50,000 from a related party. It is at 0% interest and payable upon demand.

In April, 2019, the company repaid $15,000 off the $345,000 Promissory Note dated October 18, 2018. They also agreed to pay $10,000 to extend the maturity of the note to May 31, 2019.

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

Our second process, called Pristine-M, is a low-cost coal dehydration technology. In tests, this process has succeeded in drying coal economically and stabilizing it using volatile matter released by the feed coal. Construction of our coal testing plant was completed in December 2015 and was successfully tested through April 2016 at AES Coal Power Utility in Oklahoma. Additional tests commenced and were completed in the fourth quarter of 2017. This test facility has been moved from AES to Wyoming where reassembly will commence and testing of international coal is expected in the second and third quarter of 2019. Changes identified to the process by the University of Wyoming and our EPC contractors will be included in the reassembly and it is expected to provide a higher quality end product with a lower capital cost for a commercial unit.

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

Pristine-M. Testing of the Pristine M process on Powder River Basin coal at the AES facility in Oklahoma was completed in December 2017. The Pristine M process was successfully tested and the process, engineering and science were independently proven. The test facility was moved from the AES location to Wyoming where reassembly will commence and testing of international coal is expected in Q2 – Q3 2019.

Pristine-SA process. Pristine SA process analysis is at a very early stage. Further research and development is expected using the test facility at its permanent location in Wyoming.

Business Outlook

•

Wyoming New Power, a related party company, has agreed to sign a two million ton per annum license agreement to use Pristine M at a location in Wyoming. They have paid a non-refundable $100,000 deposit on the license agreement. The definitive license agreement is expected to be signed following the receipt of commercial design which will incorporate the suggested changes proposed by the University of Wyoming and our EPC contractor. Wyoming New Power is a Related Party because it is controlled by a party that also controls the entity, which is the major lender and significant stockholder of the Company.

•

Jindal Steel & Power is expected to contract a commercial plant in Q3 2019. Jindal is expected to send coal to be processed through our test facility immediately following its reassembly. The bespoke commercial facility design is expected after the testing.

•

The Company entered into a partnership with the University of Wyoming with the sole focus of using our suite of technologies to increase the use of and value of Wyoming Powder River Basin coal. Primary focus is on utilizing our technology to extract valuable derivative products from coal. Changes to the process have been identified by the University and will be incorporated in the reassembly of the facility in Wyoming. The University confirmed in Q2, 2019 that they had successfully validated the Pristine M process.

•

The Company has been engaged with AusTrade (The Australian Trade and Investment Commission) and through that relationship has partnered with three separate universities in Australia. Like the University of Wyoming these Universities have a focus on their local coal both from a beneficiation perspective and also extracting derivative by products from coal using our technology. The Company received full Australian patents in Q2, 2019 so the company plans to move forward with this relationship through 2019.

•

The Company continues in discussions with the Minister for Coal in India and a number of the Energy governmental bodies in India. Coal samples are expected to be sent for testing once the Second Generation Test Facility is assembled which is expected in Q2 –Q3, 2019.

•	Discussions continue with the US DOE and Capitol Hill to further our technology to benefit US coal.

Employees

As of March 31, 2019, we had two full-time executives. President and CEO Robin Eves, Chief Operations Officer and Aiden Neary, Chief Financial Officer have written employment agreements. Messrs. Eves and Neary received no compensation for their participation on the Board of Directors.

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

Results of Operations

We had no direct revenues for the three months ended March 31, 2019 or the year ended December 31, 2018. In 2017, we received $100,000 as a non-refundable deposit on a two million ton license agreement from Wyoming New Power, a related party. The definitive license agreement is expected to be completed in the first quarter of 2019.  In the year ended December 31, 2012, we have received an initial license fee of $375,000 from Jindal paid pursuant to the signing of our coal testing plant construction contract. The balance of $375,000 will be due upon the successful review and assessment of the testing completed in December 2017 at AES, currently anticipated in the third quarter of fiscal 2019. We do not anticipate any significant royalty fees for approximately 12 months thereafter.

For the Three Months Ended March 31, 2019 and March 31, 2018

Revenues

We have generated no revenues for the three months ended March 31, 2019 and 2018. During the third quarter of 2017, we received a customer deposit of $100,000 towards license revenues from Wyoming New Energy. At March 31, 2019, the $100,000 is recorded as a customer deposit payable until license acceptance and delivery.

Operating Expenses

Our operating expenses for the three months ended March 31, 2019 totaled $384,992 compared to $439,500 for the three-month period in 2018. The primary component of the operating expenses for the three months ended March 31, 2019 was general and administrative expenses, recognizing $377,494, compared to $397,574 for the three months ended March 31, 2018. We recognized a $47,201 decrease in research and development expenses from $50,201 during the three months ended March 31, 2018 compared to $3,000 during the three months ended March 31, 2019 due to decreasing research and development activities. Consulting services decreased slightly to $4,498 during the three months ended March 31, 2019, from $10,025 during the three months ended March 31, 2018. The Company also recognized $18,300 from the one-time sale of assets during the three months ended March 31, 2018 and had no such gain in the current period.

Other Income and Expenses

During the three months ended March 31, 2019, we recognized total other expense of $756,909 compared to 941,701 for the three months ended March 31, 2018. The majority of the decrease is due to a $303,792 decrease in interest expense during the three months ended March 31, 2019 from interest accruals and amortization of debt discounts on convertible notes payable compared to the three months ended March 31, 2018. The Company also recognized a total of $119,000 in debt extension and repayment penalties during the three months ended March 31, 2019, and had no such charges in the prior period.

Net Income/Loss

For the three months ended March 31, 2019, we had net loss of $1,141,901, compared to a net loss of $1,381,201 for the three months ended March 31, 2018. The decrease in net loss is mainly due to the $184,792 net reduction in interest and other expenses as well as the $54,508 decrease in loss from operations as discussed above.

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

Liquidity and Capital Resources

We have generated minimal revenues since inception. We have obtained cash for operating expenses through advances and/or loans from affiliates and stockholders, the sale of common stock, the issuance of loans and convertible debentures

Net Cash Used in Operating Activities. Our primary source of operating cash during the three months ended March 31, 2019, was borrowings on related party debt, third party debt and convertible debt. Our primary uses of funds in operations were the completion of the construction of the test facility including the testing of the plant, the payment of professional and consulting fees and general operating expenses.

Net cash used in operating activities, was $557,857 for the three months ended March 31, 2019 compared to $1,205,009 for the same period in 2018. The decrease is mainly a result of the $239,300 decrease in net loss during the three months ended March 31, 2019 compared to the 2018 period. Adjustment items to reconcile net income to net cash used in operating activities for the three months ended March 31, 2019 consisted of amortization of debt discounts of $306,448, amortization of lease assets of $3,000 and debt extension fees of $55,000.

Net Cash Used In Investing Activities. Net cash provided by investing activities for the three months ended March 31, 2019 and 2018 was $0 and $18,300, respectively. Cash provided by investing activities in 2018 is from $18,300 in proceeds from the sale of assets.

Net Cash Provided by Financing Activities. Net cash provided by financing activities during the three months ended March 31, 2019 totaled $557,000, compared to $1,242,500 during the three months ended March 31, 2018. We received $125,000 and $1,242,500 from the issuance of convertible notes payable to a related party during the three months ended March 31, 2019 and 2018, respectively. During the three months ended March 31, 2019, borrowings on related party notes was $292,000, we had no related party borrowings in the 2018 comparable period. During the three months ended March 31, 2019, cash from borrowings on convertible notes payable was $300,000, we had no convertible note borrowings in the 2018 comparable period. During the three months ended March 31, 2019, we repaid $160,000 in note principal, we had no note repayments in the 2018 comparable period.

Cash Position and Outstanding Indebtedness

At March 31, 2019, we had $24,888 in current assets consisting of cash and $15,790,496 in liabilities which consist of $13,793,092 in current liabilities and $1,997,404 in long-term liabilities. Current liabilities consist primarily of accounts payable, accrued liabilities, short-term convertible and non-convertible debt and related party convertible and non-convertible debt.

At December 31, 2018, we had current assets of $25,745 consisting of cash and $14,703,444 in liabilities, which consisted of $12,830,656 in current liabilities and $1,872,788 in long-term liabilities. Current liabilities consist primarily of accounts payable, accrued liabilities, short-term convertible and non-convertible debt and related party convertible and non-convertible debt.

Our working capital deficit at March 31, 2019 and December 31, 2018 was $13,768,204 and $12,804,911, respectively.

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

Based on our current operational costs and including the capital requirements for our project deployments, we estimate we will need a total of approximately $3,000,000 to fund the Company for the fiscal year 2019 and an additional $4,500,000 to continue for the following fiscal year (2020) or until we start to receive license fees.

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

ITEM 4. CONTROLS AND PROCEDURES

As of March 31, 2019, we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Exchange Act Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended. Based on this evaluation, management concluded that our financial disclosure controls and procedures were not effective due to our limited internal resources and lack of ability to have multiple levels of transaction review. There is a lack of appropriate segregation of duties within the Company, no control documentation being produced, and no one to review control documentation if it was being produced. As of March 31, 2019, we had two full time officers of the company.

There were no changes in internal control over financial reporting that occurred during the period covered by this report that have materially affected, or are reasonably likely to materially effect, our internal controls and procedures. We do not expect to implement any changes to our controls and procedures until there is a significant change in our operations or capital resources.

PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

As part of the separation agreement with Mr. Ponce de Leon, the ex COO of the Company, the Company agreed to pay him his accrued salary of $1,226,711 within two years but agreed to pay him $200,000 by November 2015 out of revenues earned. As the Company did not earn revenue in 2015 and as at December 2017 has still not earned revenue, the obligation to Mr. Ponce de Leon is currently in default. It is the Company’s intention to pay Mr. Ponce de Leon immediately upon receiving revenue including any interest that has been accrued. As of March 31, 2019, the Company has accrued a total of $1,521,123 in accrued salary and interest.

ITEM 1A. RISK FACTORS

For information regarding risk factors, see “Part I. Item 1A. Risk Factors,” in our Annual Report on Form 10-K for the year ended December 31, 2018.

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

Clean Coal Technologies

Date: May 10, 2019	By:	/s/ Aiden Neary
Aiden Neary
Chief Financial Officer