Form 10-Q
period 2019-06-30
Clean Coal Technologies Inc.
filed 2019-08-12
CIK 1445109

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: June 30, 2019

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ____________________ to ____________________.

Commission file number:  000-50053

CLEAN COAL TECHNOLOGIES, INC.

 (Exact name of small business issuer as specified in its charter)

NEVADA	26-1079442
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

295 Madison Avenue (12th Floor), New York, NY	10017
(Address of principal executive offices)	(Zip Code)

(646) 727-4847

(Issuer’s telephone number)

Securities registered pursuant to Section 12(b) of the Act:

Title of Class	Trading Symbol	Name of Exchange on Which Registered
Common	CCTC	OTCQB

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

The number of shares outstanding of Registrant’s Common Stock as of Date: August 12, 2019: 179,472,218

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

The accompanying unaudited financial statements have been prepared in accordance with the instructions to Form 10-Q pursuant to the rules and regulations of the Securities and Exchange Commission and, therefore, do not include all information and footnotes necessary for a complete presentation of our financial position, results of operations, cash flows, and stockholders’ deficit in conformity with generally accepted accounting principles. In the opinion of management, all adjustments considered necessary for a fair presentation of the results of operations and financial position have been included and all such adjustments are of a normal recurring nature.

Clean Coal Technologies, Inc.

Balance Sheets

(Unaudited)

	June 30,	December 31,
	2019	2018
ASSETS
Current Assets
Cash	$5,229	$25,745
Total Current Assets	5,229	25,745

Right to use ground lease, net of accumulated amortization of $11,000 and $8,000, respectively	22,000	28,000

Total Assets	$27,229	$53,745

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current Liabilities
Accounts payable	$1,042,105	$1,149,467
Accrued liabilities	6,770,724	6,071,160
Convertible debt, net of unamortized discounts – related party	5,495,487	4,520,404
Notes payable – related party	482,600	86,600
Customer deposit – related party	100,000	100,000
Convertible notes payable, net of unamortized discount	898,884	-
Notes payable, net of unamortized discounts	413,185	903,025
Total Current Liabilities	15,202,985	12,830,656

Long-Term Liabilities
Convertible debt, net of unamortized discounts – related party	1,545,879	1,872,788

Total Liabilities	16,748,864	14,703,444

Stockholders’ Deficit:
Common stock, $0.00001 par value; 500,000,000 shares authorized, 179,472,218 and 174,427,854 shares issued and outstanding, respectively	1,796	1,745
Additional paid-in capital	259,902,765	259,320,220
Accumulated deficit	(276,626,196)	(273,971,664)
Total Stockholders’ Deficit	(16,721,635)	(14,649,699)
Total Liabilities and Stockholders’ Deficit	$27,229	$53,745

The accompanying notes are an integral part of these unaudited financial statements.

Clean Coal Technologies, Inc.

Statements of Operations

(Unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2019	2018	2019	2018
Operating Expenses:
General and administrative	$809,419	$747,080	$1,186,913	$1,144,654
Research and development	36,182	174,523	39,182	224,724
Consulting services	17,873	40,545	22,371	50,570
Gain on sale of assets	-	-	-	(18,300)
Gain on settlement of accounts payable	-	(320,669)	-	(320,669)
Loss from Operations	(863,474)	(641,479)	(1,248,466)	(1,080,979)

Other Expenses:
Interest expense	(629,157)	(396,467)	(1,267,066)	(1,338,168)
Debt prepayment and default expense	(20,000)	-	(139,000)	-
Total Other Expenses	(649,157)	(396,467)	(1,406,066)	(1,338,168)

Net Loss	$(1,512,631)	$(1,037,946)	$(2,654,532)	$(2,419,147)

Net loss per share basic and diluted	$(0.01)	$(0.01)	$(0.02)	$(0.02)

Weighted average shares outstanding – basic and diluted	176,277,454	152,716,878	175,347,545	150,854,992

The accompanying notes are an integral part of these unaudited financial statements.

 Clean Coal Technologies, Inc.

Unaudited Statements of Changes in Stockholders’ Deficit

For the Three Months Ended June 30, 2018 and 2019

			Additional		Total
	Common Stock		Paid-In	Accumulated	Stockholders’
	Shares	Amount	Capital	Deficit	Deficit
Balance, March 31, 2018	148,972,419	$1,489	$256,497,282	$(269,793,165)	$(13,294,394)
Common stock issued for conversion of debt and interest	3,506,333	35	280,472	-	280,507
Common stock issued for officer bonus	4,292,829	43	379,873	-	379,916
Common stock issued for services	376,273	4	33,296	-	33,300
Beneficial conversion feature on convertible debt	-	-	117,238	-	117,238
Net loss for the three months ended June 30, 2018	-	-	-	(1,037,946)	(1,037,946)
Balance, June 30, 2018	157,147,854	$1,571	$257,308,161	$(270,831,111)	$(13,521,379)

Balance, March 31, 2019	174,427,854	$1,745	$259,371,212	$(275,113,565)	$(15,740,608)
Common stock issued for officer bonus	4,408,000	44	440,756	-	440,800
Common stock issued for services	636,364	7	63,630		63,637
Beneficial conversion feature on convertible debt	-	-	27,167	-	27,167
Net loss for the three months ended June 30, 2019	-	-	-	(1,512,631)	(1,512,631)
Balance, June 30, 2019	179,472,218	$1,796	$259,902,765	$(276,626,196)	$(16,721,635)

The accompanying notes are an integral part of these unaudited financial statements.

Clean Coal Technologies, Inc.

Unaudited Statements of Changes in Stockholders’ Deficit

For the Six Months Ended June 30, 2018 and 2019

			Additional		Total
	Common Stock		Paid-In	Accumulated	Stockholders’
	Shares	Amount	Capital	Deficit	Deficit
Balance, December 31, 2017	148,972,419	$1,489	$255,321,698	$(268,411,964)	$(13,088,777)
Common stock issued for conversion of debt and interest	3,506,333	35	280,472	-	280,507
Common stock issued for officer bonus	4,292,829	43	379,873	-	379,916
Common stock issued for services	376,273	4	33,296	-	33,300
Beneficial conversion feature on convertible debt	-	-	1,292,822	-	1,292,822
Net loss for the six months ended June 30, 2018	-	-	-	(2,419,147)	(2,419,147)
Balance, June 30, 2018	157,147,854	$1,571	$257,308,161	$(270,831,111)	$(13,521,379)

Balance, December 31, 2018	174,427,854	$1,745	$259,320,220	$(273,971,664)	$(14,649,699)
Common stock issued for officer bonus	4,408,000	44	440,756	-	440,800
Common stock issued for services	636,364	7	63,630		63,637
Beneficial conversion feature on convertible debt	-	-	78,159	-	78,159
Net loss for the six months ended June 30, 2019	-	-	-	(2,654,532)	(2,654,532)
Balance, June 30, 2019	179,472,218	$1,796	$259,902,765	$(276,626,196)	$(16,721,635)

The accompanying notes are an integral part of these unaudited financial statements.

Clean Coal Technologies, Inc.

Statements of Cash Flows

(Unaudited)

	Six months Ended
	June 30,
	2019	2018
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(2,654,532)	$(2,419,147)
Adjustment to reconcile net loss to net cash used in operating activities:
Amortization of debt discounts	605,377	724,675
Gain on sale of assets	-	(18,300)
Gain on settlement of accounts payable	-	(320,669)
Common stock issued for officer bonus	440,800	379,916
Common stock issued for consulting	63,637	33,300
Amortization of lease asset	6,000	2,000
Debt extension expense	55,000	-
Changes in operating assets and liabilities:
Decrease in accounts payable	(107,362)	(604,788)
Increase in accrued expenses	699,564	660,368
Net Cash Used in Operating Activities	(891,516)	(1,562,645)

CASH FLOWS FROM INVESTING ACTIVITIES:
Cash paid for lease asset	-	(36,000)
Proceeds from the sale of fixed assets	-	18,300
Net Cash Used in Investing Activities	-	(17,700)

CASH FLOWS FROM FINANCING ACTIVITIES:
Borrowings on convertible debt, net of original issue discounts	550,000	-
Payments on convertible debt	(215,000)	-
Borrowings on convertible debt, net of original issue discounts – related party	165,000	1,582,300
Payments on convertible debt – related party	(25,000)	-
Borrowings on notes payable – related party	411,000	1,600
Payments on notes payable – related party	(15,000)	-
Net Cash Provided by Financing Activities	871,000	1,583,900

NET CHANGE IN CASH AND CASH EQUIVALENTS	(20,516)	3,555
CASH AND CASH EQUIVALENTS - beginning of period	25,745	11,773
CASH AND CASH EQUIVALENTS - end of period	$5,229	$15,328

SUPPLEMENTAL DISCLOSURES:
Cash paid for interest	$-	$-
Cash paid for income taxes	$-	$-

NON-CASH INVESTING AND FINANCING ACTIVITIES:
Beneficial conversion feature on convertible debt – related party	$78,159	$1,292,822
Common stock issued for conversion of debt – related party	$-	$280,507

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

For the six months ended June 30, 2019 and 2018, the Company realized net losses, resulting in outstanding warrants and convertible debt having an antidilutive effect. All potentially dilutive instruments were excluded from the calculation of diluted net loss per share as their inclusion would have been anti-dilutive.

The following table summarizes the potential shares of common stock that were excluded from the computation of diluted net loss per share for the six months ended June 30, 2019 and 2018 as such shares would have had an anti-dilutive effect:

	June 30,
	2019	2018
Common stock warrants	1,290,708	1,793,346
Convertible notes payable	145,755,648	131,297,315
Total	147,046,356	133,090,660

Recent Accounting Pronouncements

The Company has implemented all new accounting pronouncements that are in effect and that may impact its financial statements. The Company does not believe that there are any other new accounting pronouncements that have been issued that might have a material impact on its financial position or results of operations.

NOTE 2: GOING CONCERN

The accompanying financial statements have been prepared on a going concern basis of accounting which contemplates continuity of operations, realization of assets, liabilities, and commitments in the normal course of business. The accompanying financial statements do not reflect any adjustments that might result if Clean Coal is unable to continue as a going concern. Clean Coal has an accumulated deficit and a working capital deficit as of June 30, 2019 with no significant revenues anticipated for the near term. Management believes Clean Coal will need to raise capital in order to operate over the next 12 months. As shown in the accompanying financial statements, Clean Coal has also incurred significant losses from operations since inception. Clean Coal’s continuation as a going concern is dependent upon its ability to generate sufficient cash flow to meet its obligations on a timely basis and ultimately to attain profitability. Clean Coal has limited capital with which to pursue its business plan. There can be no assurance that Clean Coal’s future operations will be significant and profitable, or that Clean Coal will have sufficient resources to meet its objectives. These conditions raise substantial doubt as to Clean Coal’s ability to continue as a going concern. Management may pursue either debt or equity financing or a combination of both, in order to raise sufficient capital to meet Clean Coal’s financial requirements over the next twelve months and to fund its business plan. There is no assurance that management will be successful in raising additional funds.

NOTE 3: RESEARCH AND DEVELOPMENT

Research and development expenses include salaries, related employee expenses, facility lease expense, research expenses and consulting fees. All costs for research and development activities are expensed as incurred. In addition, the Company expenses the costs of licenses of patents and the prosecution of patents until the issuance of such patents and the commercialization of related products is reasonably assured. During the six months ended June 30, 2019 and 2018, the Company recognized $39,182 and $224,724 of research and development costs, respectively.

NOTE 4: RELATED PARTY TRANSACTIONS

Wages and bonus payable to related parties

Accruals for salary and bonuses to officers and directors are included in accrued liabilities in the balance sheets and totaled $2,818,596 and $2,719,653 as of June 30, 2019 and December 31, 2018, respectively. As part of the separation agreement with Mr. Ponce de Leon, the Company agreed to pay him all his accrued salary within two years but agreed to pay him $200,000 by November 2015 out of revenues earned. As the Company did not earn revenue in 2015 and as at June 30, 2019 has still not earned revenue, the obligation to Mr. Ponce de Leon of $1,545,657 is currently in default and the amount includes $318,957 in accrued interest. It is the Company’s intention to pay Mr. Ponce de Leon immediately upon receiving revenue.

During May 2019, the Company issued two of its officers a total of 4,408,000 shares of common stock for services valued at $440,800. The shares are not forfeitable and considered to be earned as of the date of issuance.

Convertible Debt

During the six months ended June 30, 2019, the Company borrowed an aggregate of $165,000, net of beneficial conversion features of $78,159, under convertible notes payable from a Company with an interest owned by a significant stockholder. The convertible notes are secured by assets and the common stock of the Company, bear interest at 12% per annum and are due three years from the dates of issuance. As of June 30, 2019 and December 31, 2018, the Company had outstanding short-term convertible notes payable of $5,495,487 and $4,660,381, net of unamortized discounts of $339,231 and $139,977, respectively and outstanding long-term convertible notes payable of $1,545,879 and $5,026,800, net of unamortized discounts of $2,446,584 and $3,154,012, respectively. The convertible notes payable are convertible at $0.06 per share, which was a discount to the market price on the date of issuance. Amortization expense related to debt discounts on convertible debt for the six months ended June 30, 2019 and 2018 was $589,000 and $724,675, respectively.

Nonconvertible Debt

During the six months ended June 30, 2019, the Company received $385,000 from the issuance of related party notes payable. The notes are unsecured, due on demand and do not accrue interest. As of June 30, 2019 and December 31, 2018, the Company had outstanding notes payable of $470,000 and $85,000, respectively.

During the six months ended June 30, 2019, the Company received $26,000 from an officer and repaid $15,000. The advances are unsecured, due on demand and do not accrue interest. As of June 30, 2019 and December 31, 2018, the Company had outstanding advances payable to an officer of the Company of $12,600 and $1,600, respectively.

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

NOTE 5: DEBT

Notes Payable

As of June 30, 2019 and December 31, 2018, the Company had outstanding notes payable to former affiliates of the Company of $413,185 and $413,185, respectively. The notes payable are unsecured, bear no interest and are due on demand.

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

During the six months ended June 30, 2019, the Company incurred $64,000 in debt extension fees, the entire balance of the note was repaid and the Company recognized the remaining $6,356 in debt discount amortization expense.

During October 2018, the Company borrowed $345,000, net of original debt discount of $45,000 under a note payable bearing interest at 7% per annum, unsecured and due January 18, 2019. During January 2019, the due date on the note was extended to April 18, 2019 in exchange for a $55,000 debt extension fee added to the principal of the note and the addition of a conversion feature. The conversion feature allowed the holder to convert the principal and accrued interest into shares of the Company’s common stock at a discount of 70% of the lowest trading price for the Company’s common stock during the twenty trading days immediately preceding the conversion. During April 2019, the note and conversion right were extended until May 31, 2019 in exchange for a $10,000 extension fee and a $15,000 principal payment. During May 2019, the note and conversion right were extended until June 30, 2019 in exchange for a $10,000 extension fee and a $40,000 principal payment. During July and August 2019, the note was extended through August 30, 2019 (see Note 7).

As of June 30, 2019 and December 31, 2018, the balance on the convertible note payable was $345,000 and $345,000, respectively. During the six months ended June 30, 2019, the Company recognized the remaining $8,804 in amortization of the debt discount.

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

During the six months ended June 30, 2019, the Company recognized $2,548 in debt discount amortization expense related to the issuance of the convertible note payable.

During May 2019, the Company issued a convertible note payable in the amount of $262,500. The convertible note payable is due one year from the date of issuance, has an original issuance discount of $12,500, accrues interest at the rate of 6% per annum, is unsecured and is convertible after 180 days into shares of the Company’s common stock at a discount of 65% of the lowest trading price for the Company’s common stock during the ten trading days immediately preceding the conversion.

During the six months ended June 30, 2019, the Company recognized $1,336 in debt discount amortization expense related to the issuance of the convertible note payable.

NOTE 6: STOCKHOLDERS’ EQUITY

Common Stock

During the six months ended June 30, 2019, the Company issued 636,364 shares of its common stock to consultants for services valued at $0.10 per share, or $63,637.

During the six months ended June 30, 2019, the Company issued 4,408,000 shares of its common stock to officers for bonuses at $0.10 per share, or $440,800.

Common Stock Options

A summary of common stock option activity for the six months ended June 30, 2019 is as follows:

		Weighted	Weighted
		Average	Average
	Options	Exercise Price	Remaining Term
Outstanding - December 31, 2018	114,285	$9.63	0.75
Granted	-	-	-
Expired	-	-	-
Exercised	-	-	-
Outstanding – June 30, 2019	114,285	$9.63	0.25

Exercisable – June 30, 2019	114,285	$9.63	0.25

The intrinsic value of the exercisable options as of June 30, 2019 was $0.

Common Stock Warrants

The following table presents the common stock warrant activity during the six months ended June 30, 2019:

		Weighted	Weighted
		Average	Average
	Warrants	Exercise Price	Remaining Term
Outstanding - December 31, 2018	7,032,329	$0.08	1.21
Granted	-	-	-
Forfeited/expired	-	-	-
Exercised	-	-	-
Outstanding – June 30, 2019	7,032,329	$0.08	0.71

Exercisable – June 30, 2019	7,032,329	$0.08	0.71

The intrinsic value of the exercisable warrants as of June 30, 2019 was $421,037.

NOTE 7: SUBSEQUENT EVENTS

During July 2019, the note and conversion rights on a convertible note payable due June 30, 2019 were extended until July 30, 2019 in exchange for a $10,000 extension fee and a $40,000 principal payment (see Note 5).

During August 2019, the note and conversion rights on a convertible note payable due July 30, 2019 were extended until August 30, 2019 in exchange for a $10,000 extension fee and a $40,000 principal payment (see Note 5).

Management advanced a total of $50,000 as a loan to the company. The loan does not accrue interest and is payable on demand.

In August the company entered into a convertible note for $157,500 of which $7,500 is OID, with an existing debt holder. The note is for a duration of one year and has interest of 6%.

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

Our second process, called Pristine-M, is a low-cost coal dehydration technology. In tests, this process has succeeded in drying coal economically and stabilizing it using volatile matter released by the feed coal. Construction of our coal testing plant was completed in December 2015 and was successfully tested through April 2016 at AES Coal Power Utility in Oklahoma. Additional tests commenced and were completed in the fourth quarter of 2017. This test facility has been moved from AES to Wyoming where reassembly has commenced and testing of international coal is expected in the fourth quarter of 2019. Changes identified to the process by the University of Wyoming and our EPC contractors will be included in the reassembly and it is expected to provide a higher quality end product with a lower capital cost for a commercial unit.

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

•

Cost savings and environmental impact reduction. Our pre-combustion solution is expected to be significantly less expensive than post-combustion solutions such as emissions scrubbers.  Not only are the latter prohibitively expensive, they produce coal ash containing the “scrubbed” compounds, which is dumped in toxic waste disposal sites where it may pose continuing environmental risk.  Coal treated using our processes may eliminate the need for post-combustion emissions scrubbers and the resulting toxic ash. By beneficiating the coal it requires less coal to be consumed to achieve the same energy output. This will save on transportation and handling costs.

•

Potential use of compounds removed from treated coal. Volatile matter captured in the Pristine process is removed in the form of hydrocarbon liquids that we believe will be easily blended with crude oil or used as feedstock for various products.  For example, sulfur, which can be removed using the Pristine process, is a basic feedstock for fertilizer.  The harvesting of hydrocarbon liquids from abundant, cheaper coal is a potentially lucrative side benefit of our processes. All coal by-products including Rare Earth Minerals extraction will be tested in the second-generation facility.

Successful testing of the Pristine M process resulted in an increase in BTU of the processed coal and a reduction in moisture content making it less expensive to transport (as moisture has been removed) with the end product being a dust free stabilized enhanced coal which we believe will address the issue of coal dust pollution during transportation.

•

Energy Independence.  To the extent that volatile matter is removed from coal, coal’s use as an energy resource is greatly improved, enabling the United States and other coal-rich countries to move towards energy independence owing to coal’s greater abundance. Extraction of by-products including Rare Earth Minerals is also expected to provide coal derivative product independence.

Development Status:

Pristine process. Pristine process successfully lab tested on small scale and through advanced computer modeling. As at August, 2019, various aspects of the Pristine process were successfully tested at our test facility at the AES coal Power plant in Oklahoma as part of the overall testing of Pristine M. The second-generation facility in Wyoming is expected to perform a more detailed testing of the Pristine process.

Pristine-M. Testing of the Pristine M process on Powder River Basin coal at the AES facility in Oklahoma was completed in December 2017. The Pristine M process was successfully tested and the process, engineering and science were independently proven. The test facility was moved from the AES location to Wyoming where reassembly commenced in Q2 and testing of international coal is expected in Q4 2019. Over several months in 2018 and early 2019 the University of Wyoming independently validated the Pristine M process in their laboratory.

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

•

Jindal Steel & Power is expected to send though their coal for sampling in Q4 2019 immediately following the plants re-assembly. The bespoke commercial facility design is expected after the testing.

In Q2, 2019 the Company signed a non binding MOU with Universitas Indonesia in a combined effort to assess the impact of our technology on Indonesian Coal both from a coal beneficiation perspective and also coal by-products.

The second-generation test facility will have the capability of producing Char. There is local Wyoming demand for this product that the company expects to sell.

•

The Company entered into a partnership with the University of Wyoming with the sole focus of using our suite of technologies to increase the use of and value of Wyoming Powder River Basin coal. Primary focus is on utilizing our technology to extract valuable derivative products from coal. Changes to the process have been identified by the University and the company EPC engineers and will be incorporated in the reassembly of the facility in Wyoming. The University confirmed in Q2, 2019 that they had successfully validated the Pristine M process in their laboratory and as a result entered into an agreement with the Company. The agreement between the University and the Company is for the reassembly of the second generation test facility. The University will advance to the EPC contractor on a two to one basis up to $500,000 in 2019 and additional $500,000 in 2020. The company will need to first pay $1,000,000 per year for 2019 and 2020, in order for the University to advance their portion of the funds.

•

The Company has been engaged with AusTrade (The Australian Trade and Investment Commission) and through that relationship has partnered with three separate universities in Australia. Like the University of Wyoming these Universities have a focus on their local coal both from a beneficiation perspective and also extracting derivative by products from coal using our technology. The Company received full Australian patents in Q2, 2019 so the company plans to move forward with this relationship in Q4 2019 following the assembly of the second-generation test facility.

•

The Company continues in discussions with the Minister for Coal in India and a number of the Energy governmental bodies in India. Coal samples are expected to be sent for testing once the Second Generation Test Facility is assembled which is expected in Q4, 2019.

•	Meetings occurred in Q2, 2019 with the US DOE, DOD and Wyoming State Representatives to further our technology to benefit US coal.

Employees

As of June 30, 2019, we had two full-time executives. President and CEO Robin Eves, Chief Operations Officer and Aiden Neary, Chief Financial Officer have written employment agreements. Messrs. Eves and Neary received no compensation for their participation on the Board of Directors.

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

Results of Operations

We had no direct revenues for the six months ended June 30, 2019 or the year ended December 31, 2018. In 2017, we received $100,000 as a non-refundable deposit on a two million ton license agreement from Wyoming New Power, a related party. The definitive license agreement is expected to be completed in the first quarter of 2019.  In the year ended December 31, 2012, we have received an initial license fee of $375,000 from Jindal paid pursuant to the signing of our coal testing plant construction contract. The balance of $375,000 will be due upon the successful review and assessment of the testing completed in December 2017 at AES, currently anticipated in the third quarter of fiscal 2019. We do not anticipate any significant royalty fees for approximately 12 months thereafter.

For the Three Months Ended June 30, 2019 and June 30, 2018

Revenues

We have generated no revenues for the three months ended June 30, 2019 and 2018. During the third quarter of 2017, we received a customer deposit of $100,000 towards license revenues from Wyoming New Energy. At June 30, 2019, the $100,000 is recorded as a customer deposit payable until license acceptance and delivery.

Operating Expenses

Our operating expenses for the three months ended June 30, 2019 totaled $863,474, compared to $641,479 for the three month period in 2018. The primary component of the operating expenses for the three months ended June 30, 2019 and 2018 was general and administrative expenses, recognizing $809,419, compared to $747,080 for the three months ended June 30, 2018. The increase in general administrative is mainly due to the issuance of common stock for officer bonuses totaling $440,800. We also recognized a $22,672 decrease in consulting services and a $138,341 decrease in research and development expenses compared to the three months ended June 30, 2018.

Other Income and Expenses

During the three months ended June 30, 2019, we recognized total other expense of $649,157 compared to total other expense of $396,467 for the three months ended June 30, 2018. The increase is mainly due to a $232,690 increase in interest expense, as well as the recognition of $20,000 in debt standstill and extension expenses during the three months ended June 30, 2019, there were no such debt extension and standstill expenses in the 2018 comparative period.

Net Income/Loss

For the three months ended June 30, 2019, we had net loss of $1,512,631, compared to a net loss of $1,037,946 for the three months ended June 30, 2018. The increase in net loss is mainly due to the increase in other expense from interest as discussed above.

For the Six Months Ended June 30, 2019 and June 30, 2018

Revenues

We have generated no revenues for the six months ended June 30, 2019 and 2018. During the third quarter of 2017, we received a customer deposit of $100,000 towards license revenues from Wyoming New Energy. At June 30, 2019, the $100,000 is recorded as a customer deposit payable until license acceptance and delivery.

Operating Expenses

Our operating expenses for the six months ended June 30, 2019 totaled $1,248,466 compared to $1,080,979 for the six month period in 2018, or an increase of $167,487. The primary component of the increase was the recognition of a $320,669 gain on the settlement of accounts payable and a gain of $18,300 on the sale of assets during the six months ended June 30, 2018, there were no such gains in the current 2019 period. Also, there was a $42,259 increase in general and administrative expenses. The decrease in gains were partially offset by decreases of $185,542 in research and development expenses and $28,199 consulting services in the six months ended June 30, 2019 compared to the six months ended June 30, 2018.

Other Income and Expenses

During the six months ended June 30, 2019, we recognized total other expense of $1,406,066, compared to $1,338,168 for the six months ended June 30, 2018. The $67,898 increase is mainly due to a $139,000 increase in debt standstill and extension fees during the six months ended June 30, 2019 compared to the six months ended June 30, 2018, partially offset by a $71,102 decrease in interest expense for the six months ended June 30, 2019 compared to the six months ended June 30, 2018.

Net Income/Loss

For the six months ended June 30, 2019, we had net loss of $2,654,532, compared to $2,419,147 for the six months ended June 30, 2018. The $235,385 increase in net loss is mainly due to the $167,487 increase in operating expenses and $67,898 increase in other expenses, as discussed above.

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

Liquidity and Capital Resources

We have generated minimal revenues since inception. We have obtained cash for operating expenses through advances and/or loans from affiliates and stockholders, the sale of common stock, the issuance of loans and convertible debentures

Net Cash Used in Operating Activities. Our primary source of operating cash during the six months ended June 30, 2019, was borrowings on related party debt, third party debt and convertible debt. Our primary uses of funds in operations were the completion of the construction of the test facility including the testing of the plant, the payment of professional and consulting fees and general operating expenses.

Net cash used in operating activities, was $891,516 for the six months ended June 30, 2019 compared to $1,562,645 for the same period in 2018. The decrease is mainly a result of a net 536,622 increase in accounts payable and accrued expenses, partially offset by a $235,385 increase in net loss during the six months ended June 30, 2019 compared to the 2018 period. Adjustment items to reconcile net income to net cash used in operating activities for the six months ended June 30, 2019 consisted of amortization of debt discounts of $605,377, common stock issued for services and bonuses of $504,437, amortization of lease assets of $6,000 and debt extension fees of $55,000.

Net Cash Used In Investing Activities. Net cash used in investing activities for the six months ended June 30, 2019 and 2018 was $0 and $17,700, respectively. Cash used in investing activities in 2018 is from $36,000 in cash paid for lease asset, partially offset by $18,300 from the sale of assets.

Net Cash Provided by Financing Activities. Net cash provided by financing activities during the six months ended June 30, 2019 totaled $871,000, $165,000 of which was from the issuance of convertible notes payable to a related party, offset by $25,000 principal payments, compared to $1,582,300 in cash received from the issuance of related party convertible notes payable during the six months ended June 30, 2018. During the six months ended June 30, 2019, borrowings on convertible notes was $550,000, offset by payments on related party notes of $215,000. During the six months ended June 30, 2019, borrowings on related party notes was $411,000, offset by payments on related party notes of $15,000, compared to $1,600 in the 2018 comparable period.

Cash Position and Outstanding Indebtedness

At June 30, 2019, we had $5,229 in current assets consisting of cash and $16,748,864 in liabilities which consist of $15,202,985 in current liabilities and $1,545,879 in long-term liabilities. Current liabilities consist primarily of accounts payable, accrued liabilities, short-term convertible and non-convertible debt and related party convertible and non-convertible debt.

At December 31, 2018, we had current assets of $25,745 consisting of cash and $14,703,444 in liabilities, which consisted of $12,830,656 in current liabilities and $1,872,788 in long-term liabilities. Current liabilities consist primarily of accounts payable, accrued liabilities, short-term convertible and non-convertible debt and related party convertible and non-convertible debt.

Our working capital deficit at June 30, 2019 and December 31, 2018 was $15,197,756 and $12,804,911, respectively.

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

Construction of the coal testing plant was completed in 2015 and testing commenced in December 2015 at the AES Coal Power Utility in Oklahoma. The test facility was moved to Wyoming in Q1 2018. In Q2, 2019 the test facility began reassembly and is expected to be completed and testing coal in Q4 2019. The total cost of re-assembly including the additional components currently being fabricated is approximately $3,600,000. This includes the fabrication of a Rotary Kiln at a cost of approximately $1,000,000 which will enable extraction of by-products and further increase the BTU of the processed coal.

Based on our current operational costs and including the capital requirements for our plant re-assembly, we estimate we will need a total of approximately $6,000,000 to fund the Company for the fiscal year 2019 and an additional $4,000,000 to continue for the following fiscal year (2020) or until we start to receive license fees.

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

ITEM 4. CONTROLS AND PROCEDURES

As of June 30, 2019, we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Exchange Act Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended. Based on this evaluation, management concluded that our financial disclosure controls and procedures were not effective due to our limited internal resources and lack of ability to have multiple levels of transaction review. There is a lack of appropriate segregation of duties within the Company, no control documentation being produced, and no one to review control documentation if it was being produced. As of June 30, 2019, we had two full time officers of the company.

There were no changes in internal control over financial reporting that occurred during the period covered by this report that have materially affected, or are reasonably likely to materially effect, our internal controls and procedures. We do not expect to implement any changes to our controls and procedures until there is a significant change in our operations or capital resources.

PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

As part of the separation agreement with Mr. Ponce de Leon, the ex COO of the Company, the Company agreed to pay him his accrued salary of $1,226,711 within two years but agreed to pay him $200,000 by November 2015 out of revenues earned. As the Company did not earn revenue in 2015 and as at December 2017 has still not earned revenue, the obligation to Mr. Ponce de Leon is currently in default. It is the Company’s intention to pay Mr. Ponce de Leon immediately upon receiving revenue including any interest that has been accrued. As of June 30, 2019, the Company has accrued a total of $1,545,657 in accrued salary and interest.

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

Clean Coal Technologies

Date: August 12, 2019	By:	/s/ Aiden Neary
Aiden Neary
Chief Financial Officer