Form 10-K
period 2019-12-31
Clean Coal Technologies Inc.
filed 2020-03-10
CIK 1445109

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the year ended: December 31, 2019

☐  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ____________________ to ____________________

Commission file number: 000-53557

CLEAN COAL TECHNOLOGIES, INC.

(Exact name of small business issuer as specified in its charter)

NEVADA	26-1079442
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

295 Madison Avenue (12th Floor), New York, NY	10017
(Address of principal executive offices)	(Zip Code)

(646) 710-3549

(Issuer’s telephone number)

Securities registered pursuant to Section 12(b) of the Exchange Act:

Title of each class	Trading Symbol	Name of each exchange on which registered
None		N/A

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

The market value of the voting and non-voting common stock is $14,318,695 based on 119,322,458 shares held by non-affiliates. The shares were valued at $0.12 per share, that being the closing price on June 28, 2019, the last business day of the registrant’s most recently completed second quarter.

As of December 31, 2019 the total number of outstanding common shares was 181,347,218 and as of March 09, 2020 the total number was 181,347,218.

Documents Incorporated by Reference

None.

CLEAN COAL TECHNOLOGIES, INC.

2019 ANNUAL REPORT ON FORM 10-K

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

Our second process, called Pristine-M, is a low-cost coal dehydration technology. In tests, this process has succeeded in drying coal economically and stabilizing it using volatile matter released by the feed coal. Construction of our coal testing plant was completed in December 2015 and was successfully tested through April 2016 at AES Coal Power Utility in Oklahoma. Additional tests commenced and were completed in the fourth quarter of 2017. This test facility has been moved from AES to Wyoming. Working in partnership with the University of Wyoming and our engineers a number of enhancements to the existing test facility were identified. These additional changes are being built and we expect the assembly of the second generation facility to be completed no later than the second quarter of 2020 and to commence testing of international coal in the second and third quarter of 2020. These additional changes are expected to further increase the Btu of the processed coal in excess of what the company obtained from the first generation facility and reduce the cost of a commercial unit. It will also enable the automated extraction of by-products from the coal for research and testing.

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

•     Energy Independence.  To the extent that volatile matter is removed from coal, coal’s use as an energy resource is greatly improved, enabling coal-rich countries to move towards energy independence owing to coal’s greater abundance.

Development Status:

Pristine process. Pristine process successfully lab tested on small scale and through advanced computer modeling. As at February, 2020, various aspects of the Pristine process has been successfully tested at our test facility at the AES coal Power plant in Oklahoma as part of the overall testing of Pristine M. More detailed testing is expected from the second generation test facility following assembly in Wyoming expected no later than quarter two 2020.

Pristine-M. Testing of the Pristine M process on Powder River Basin coal at the AES facility in Oklahoma was completed in December 2017. The Pristine M process was successfully tested and the process, engineering and science were independently proven. The test facility was moved from the AES location to Wyoming where assembly of the second generation test facility has commenced and is expected to be completed no later than Q2 2020 with testing of international coal expected in third quarter of 2020.

Pristine-SA process. Pristine SA process analysis is at a very early stage. Further research and development is expected using the test facility at its permanent location in Wyoming upon assembly of the second generation facility in the third quarter of 2020.

Business Outlook

•     Wyoming New Power, a related party company, has agreed to sign a two million ton per annum license agreement to use Pristine M at a location in Wyoming. They have paid a non-refundable $100,000 deposit on the license agreement. The definitive license agreement is expected to be signed within 30 days of their receipt of a commercial design that they are working on with their EPC contractor. The agreement is expected to be completed in the third quarter of 2020. Wyoming New Power is a Related Party because it is controlled by a party that also controls the entity, which is the major lender and significant stockholder of the Company.

•     Jindal Steel & Power is expected to begin discussions with the Company to contract a commercial plant in in the second or third quarter of 2020, subject to a favorable outcome of the testing of its coal at our test facility which is expected to occur immediately following its reassembly in Wyoming. A bespoke commercial facility design will be undertaken after Jindal’s coal has been tested.

•     The Company entered into a partnership with the University of Wyoming with the objective of using our suite of technologies to increase the use of and value of Wyoming Powder River Basin coal. The primary focus is on utilizing our technology to extract valuable derivative products from coal. The university spent most of 2018 working with our engineers to streamline our original test facility design in order to optimize the processed coal. The second generation test facility will enable the automatic extraction of byproducts including rare earth minerals, which will underpin further research on byproduct extraction. In 2019, the University independently validated the Pristine M technology and committed to advancing up to $1 million on a matching basis towards the reassembly of second generation test facility. As of February 2020 the University has already advanced a total of $411,640 that was paid directly to the manufacturer of the Rotary Kiln.

•     The Company has been engaged with AusTrade (The Australian Trade and Investment Commission) and through that relationship has partnered with three separate universities in Australia. Like the University of Wyoming these Universities have a focus on their local coal both from a beneficiation perspective and also to extract derivative byproducts from coal using our technology.

•     The Company met with and has engaged in discussions with the Minister for Coal in India and Coal India Limited, a government-owned coal mining company. As at February 2020 they are awaiting the assembly of the second generation test facility so they can send coal to Wyoming for testing.

•     The company continues negotiations with a number of the senior management of some of the largest Energy companies in India, Russia and Indonesia. As at February 2020 we continue to advance commercial terms with these parties. Upon completion of the reassembly of the test facility in Wyoming arrangements are being made for these companies to send up to 500 tons of their coal each to the facility for testing. This is expected in the second or third quarter of 2020.

•     Discussions continue with the US DOE and DOD to further our technology to benefit US coal with site visit being scheduled upon test facility assembly.

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

Our technology has been tested and proven under laboratory and pilot scale conditions in Pittsburg, PA, and the results studied by LEIDOS (previously SAIC) as well as certain potential strategic partners as part of their due diligence on CCTI and the CCTI technology.   To date, testing of about 40 coal types from all over the world has been completed.  We have also benchmarked our technology against the Carnegie Mellon simulation model with excellent results. Testing has shown no evidence of coal dusting, self-combustion, moisture re-absorption, or other technical concerns that might hinder commercialization. As at December 2017 we have successfully tested Powder River Basin coal at out testing facility at AES Oklahoma. The test facility was moved to Wyoming where assembly completion of the second generation test facility is expected not later than the second quarter of 2020.

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

Initial designs have been completed for both the Pristine and the Pristine-M processes.  The Pristine design provides for the deployment of standard operational modules, each with annual capacity of 166,000 metric tons, providing the flexibility to be configured in accordance with customers’ individual production capacity requirements. The coal cleaning process will typically be energy self-sufficient, relying upon captured methane and other byproducts to fuel the coal cleaning process. Since the first quarter of 2018 our EPC contractor in conjunction with the University of Wyoming have been working to further enhance the process and update the commercial designs that were previously produced. Following nine months of work with the University of Wyoming and our engineers we have identified changes to the original test facility that is expected to further increase the beneficiated processed coal. These changes have been incorporated in the reassembly of the second generation test facility in Wyoming.

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

Potential tax benefits: This will be clearer under the new US Administration and the new laws being passed

Competition

At this filing, the coal upgrade industry globally, excluding coking processes, remains in its infancy.  The penetration rate of technologies focused on de-watering coal is well under 1% based on annual production of thermal coals measured in the billions of tons.  There are numerous competitors in the pre-combustion, upgrade segment but many of these have failed, are inactive, or in pilot mode.  The Company believes that given its successful testing of its Pristine M process it will be able to enjoy early-mover advantage in 2020.

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

In 2019, the company was successfully awarded full patents for the following countries; Indonesia, Philippines, Republic of Korea, United States, New Zealand and Hong Kong. The duration of most patents is 20 years from date of application.

COUNTRY	APPLN NO	APPLN DATE	GRANT DATE	STATUS
CHIN - (China P.R.)	00818174.8	11/02/2000	02/03/2016	G - (Granted)
USA - (United States)	09/704,738	11/03/2000	09/10/2002	G - (Granted)
CANA - (Canada)	2,389,970	11/02/2000	03/27/2012	G - (Granted)
EPC - (European Patent Convention)	00992027.3	11/02/2000	10/02/2013	G - (Granted)
INDO - (Indonesia)	W-00200201274	11/02/2000		F - (Pending)
USA - (United States)	11/344,179	02/01/2006	02/01/2011	G - (Granted)
INDI - (India)	7426/DELNP/2010	04/15/2008	02/15/2016	G - (Granted)
CHIN - (China P.R.)	200880129212.2	04/15/2008	12/25/2013	G - (Granted)
INDO - (Indonesia)	W00201003932	04/15/2008		F - (Pending)
SAFR - (South Africa)	2010/07455	04/15/2008	04/25/2012	G - (Granted)
COLO - (Colombia)	10-142509	04/15/2008	11/24/2017	G - (Granted)
BRAZ - (Brazil)	PI0822577-0	04/15/2008	08/15/2017	G - (Granted)
CHIL - (Chile)	01145-2010	10/19/2010	01/05/2017	G - (Granted)
MONG - (Mongolia)	4510	04/15/2008	10/25/2010	G - (Granted)
CHIN - (China P.R.)	201110142494.3	11/02/2000	10/14/2015	G - (Granted)
HONG - (Hong Kong)	11110274.3	09/29/2011	08/15/2014	G - (Granted)

HONG - (Hong Kong)	12102379.3	03/08/2012	10/21/2016	G - (Granted)
EPC - (European Patent Convention)	13153292.1	01/30/2013		F - (Pending)
ALBA - (Albania)	AL//P/2013/0342	11/02/2000	10/02/2013	G - (Granted)
ATRA - (Austria)	00992027.3	11/02/2000	10/02/2013	G - (Granted)
CYPR - (Cyprus)	CY20131101169	11/02/2000	10/02/2013	G - (Granted)
GERM - (Germany)	00992027.3	11/02/2000	10/02/2013	G - (Granted)
SPAI - (Spain)	00992027.3	11/02/2000	10/02/2013	G - (Granted)
GBRI - (Great Britain)	00992027.3	11/02/2000	10/02/2013	G - (Granted)
GREC - (Greece)	00992027.3	11/02/2000	10/02/2013	G - (Granted)
IREL - (Ireland)	00992027.3	11/02/2000	10/02/2013	G - (Granted)
ITAL - (Italy)	502013902221416	11/02/2000	10/02/2013	G - (Granted)
LATV - (Latvia)	00992027.3	11/02/2000	10/02/2013	G - (Granted)
MACE - (Macedonia)	00992027.3	11/02/2000	10/02/2013	G - (Granted)
PORT - (Portugal)	00992027.3	11/02/2000	10/02/2013	G - (Granted)
ROMA - (Romania)	00992027.3	11/02/2000	10/02/2013	G - (Granted)
SWED - (Sweden)	00992027.3	11/02/2000	10/02/2013	G - (Granted)
SLOV - (Slovenia)	00992027.3	11/02/2000	10/02/2013	G - (Granted)
TURK - (Turkey)	00992027.3	11/02/2000	10/02/2013	G - (Granted)
USA - (United States)	14/282,558	05/20/2014	10/25/2016	G - (Granted)
EPC - (European Patent Convention)	12845210.9	09/07/2012		F - (Pending)
EURA - (Eurasian Patent Convention)	201490565	09/07/2012	07/31/2017	G - (Granted)
ASTL - (Australia)	2012333101	09/07/2012	10/27/2016	G - (Granted)
CANA - (Canada)	2,848,068	09/07/2012		F - (Pending)
INDI - (India)	1722/DELNP/2014	09/07/2012		F - (Pending)
PHIL - (Philippines)	1-2014-500512	09/07/2012	09/16/2019	G - (Granted)
USA - (United States)	14/343,568	09/07/2011	12/31/2019	G - (Granted)
SAFR - (South Africa)	2014/02154	09/07/2012	06/28/2017	G - (Granted)
COLO - (Colombia)	14068729	09/07/2012	11/23/2015	G - (Granted)
MEXI - (Mexico)	MX/a/2014/002717	09/07/2012	10/18/2018	G - (Granted)
PANA - (Panama)	90134-01	09/07/2012		F - (Pending)
JAPA - (Japan)	2014-529896	09/07/2012	12/05/2017	G - (Granted)
KORS - (Republic of Korea)	10-2014-7008281	09/07/2012	4/05/2019	G - (Granted)
INDO - (Indonesia)	P00201401962	09/07/2012	10/30/2019	G - (Granted)
MONG - (Mongolia)	5304	03/25/2014	04/09/2015	G - (Granted)
MAYS - (Malaysia)	PI2014000646	09/07/2012		F - (Pending)
SRIL - (Sri Lanka)	17613	09/07/2012	02/26/2015	G - (Granted)
AU – (Australia)	2018282423	12/20/2018		F - (Pending)
HONG - (Hong Kong)	15100135.9	01/07/2015	08/15/2019	G - (Granted)
ASTL - (Australia)	2015202493	05/08/2015	09/14/2017	G - (Granted)
USA - (United States)	14/891,893	05/30/2014		F - (Pending)
ASTL - (Australia)	2014273996	05/30/2014	02/14/2019	G - (Granted)
CANA - (Canada)	2,912,824	05/30/2014		F - (Pending)
CHIN - (China P.R.)	201480030985.0	05/30/2014		F - (Pending)

COLO - (Colombia)	15-304594	05/30/2014		F - (Pending)
EPC - (European Patent Convention)	14803703.9	05/30/2014		F - (Pending)
HONG - (Hong Kong)	16112584.9	11/02/2016		F - (Pending)
INDI - (India)	11109/DELNP/2015	05/30/2014		F - (Pending)
INDO - (Indonesia)	P00201508659	05/30/2014	10/30/2019	G - (Granted)
JAPA - (Japan)	2016-517043	05/30/2014	11/30/2018	G - (Granted)
NEWZ - (New Zealand)	714208	05/30/2014	10/01/2019	G - (Granted)
RUSS - (Russian Federation)	2015155730	05/30/2014	04/10/2018	G - (Granted)
SAFR - (South Africa)	2015/08515	05/30/2014		F - (Pending)
KORS - (Republic of Korea)	10-2015-7037018	05/30/2014		G - (Granted)
CHIN - (China P.R.)	201610015312.9	01/11/2016	04/10/2018	G - (Granted)
INDI - (India)	201618002729	01/25/2016		F - (Pending)
USA - (United States)	15/297,210	10/19/2016		F - (Pending)
HONG - (Hong Kong)	16113567.8	11/29/2016		F - (Pending)

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

Research and Development

In association with our engineering consultants and the University of Wyoming we have identified a number of changes to the original test facility.  While our budget does not currently allow us to allocate a specific funding for Research and Development (“R&D”), we will incorporate these changes to the assembly of the second generation test facility in Wyoming in the second quarter of 2019. During 2011 we invented the new Pristine M technology which following its successful testing in 2016 and 2017 we believe has already put us at the forefront of the global moisture removal technologies. The second generation test facility is expected to enable the extraction of coal by-products and potentially Rare Earth Minerals for testing and research in partnership with the University of Wyoming.

In the future, we anticipate a growing R&D budget that seeks to fully develop the potential of our three main processes. We will continue to evaluate our progress in new and existing technologies and will seek to fund additional needs as they arise.

Employees

As of December 31, 2019, we had two full-time executives, President and CEO Robin Eves, Chief Operations Officer and Chief Financial Officer, Aiden Neary, who both have written employment agreements. Messrs. Eves and Neary received no compensation for their participation on the Board of Directors.

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

We have received only limited licensing revenues from operations to date. We have generated operational funding in fiscal 2019 from private debt and equity offerings to use for operating expenses or research and development. Since inception, we have been able to cover our operating losses from debt and equity financing. These sources of funds may not be available to cover future operating losses. If we are not able to obtain adequate sources of funds to operate our business we may not be able to continue as a going concern.

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

We have incurred net losses since inception. The net losses to date include large non-cash expenses recorded for share-based compensation for consultants and officer compensation. However, in addition to the non-cash expenses, we had other operating expenses, funded in large part through loans from existing shareholders. In order to meet our current operating budget and anticipated contractual obligations, we estimate that we will need an additional $6,000,000 for 2020 based on our current contractual obligations. At December 31, 2019, we had total liabilities of $19,020,248 and cash of $92,282. If we cannot obtain adequate financing from new funding sources, we will be unable to continue operations or meet our contractual obligations.

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

As part of the separation agreement with Mr. Ponce de Leon, the ex-Chief Operating Officer of the Company, the Company agreed to pay him his accrued salary of $1,226,711 within two years but agreed to pay him $200,000 by November 2015 out of revenues earned. As the Company did not earn revenue in 2015 and as at December 2019 has still not earned revenue, the obligation to Mr. Ponce de Leon is currently in default and as at December 31, 2019 has accrued interest of $269,878 and totals $1,496,589 at December 31, 2019. It is the Company’s intention to pay Mr. Ponce de Leon these amounts as soon as possible after receiving revenue sufficient to cover such a payment.

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

Quarter Ended	Low	High
31-Dec-19	$0.06	$0.08
30-Sep-19	$0.07	$0.12
30-Jun-19	$0.07	$0.13
31-Mar-19	$0.08	$0.10
31-Dec-18	$0.08	$0.29
30-Sep-18	$0.07	$0.10
30-Jun-18	$0.07	$0.10
31-Mar-18	$0.09	$0.12

The closing price of our common stock as quoted on the OTC Markets on March 01, 2020 was $0.07 per share. As of March 07, 2020, there were approximately 2,205 holders of record of our common stock and 181,347,218 shares of common stock outstanding based on information provided by our transfer agent, Worldwide Stock Transfer, LLC.

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

Issuer Purchases of Equity Securities

During the year ended December 31, 2019, we did not purchase any of our own equity securities.

Recent Issues and Sales of Unregistered Securities

The total number of common shares issued and outstanding as of December 31, 2019 was 181,347,218.

The above securities were issued in reliance on the exemption from registration pursuant to Section 4(2) of the Securities Act of 1933, as amended, and the regulations promulgated thereunder. The issuances were for investment received, the transactions were privately negotiated and none involved any kind of public solicitation.

Issued for Services

During the year ended December 31, 2019, Clean Coal issued an aggregate of 5,044,364 common shares for services rendered valued at $504,437 to consultants and employees.

The above shares were issued in reliance on the exemption from registration pursuant to Section 4(2) of the Securities Act of 1933, as amended, and the regulations promulgated there under. The transactions were issuances for services performed, the transactions were all privately negotiated and none involved any kind of public solicitation.

Issued for Convertible Debt

During the year ended December 31, 2019, Clean Coal issued 1,875,000 common shares for convertible notes payable valued at $150,000.

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

Our second process, called Pristine-M, is a low-cost coal dehydration technology. In tests, this process has succeeded in drying coal economically and stabilizing it using volatile matter released by the feed coal. Construction of our coal testing plant was completed in December 2015 and was successfully tested through April 2016 at AES Coal Power Utility in Oklahoma. Additional tests commenced and were completed in the fourth quarter of 2017. This test facility has been moved from AES to Wyoming where reassembly has commenced and testing of international coal is expected upon completion of the reassembly. Changes identified to the process by the University of Wyoming and our EPC contractors will be included in the reassembly and it is expected to provide a higher quality end product with a lower capital cost for a commercial unit. The reassembly is expected to be completed no later than Q2 2020.

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

•

Energy Independence.  To the extent that volatile matter is removed from coal, coal’s use as an energy resource is greatly improved, enabling coal-rich countries to move towards energy independence owing to coal’s greater abundance. Extraction of by-products including Rare Earth Minerals is also expected to provide coal derivative product independence.

Development Status:

Pristine process. Pristine process successfully lab tested on small scale and through advanced computer modeling. As at February, 2020, various aspects of the Pristine process were successfully tested at our test facility at the AES coal Power plant in Oklahoma as part of the overall testing of Pristine M. The second-generation facility in Wyoming is expected to perform a more detailed testing of the Pristine process.

Pristine-M. Testing of the Pristine M process on Powder River Basin coal at the AES facility in Oklahoma was completed in December 2017. The Pristine M process was successfully tested and the process, engineering and science were independently proven. The test facility was moved from the AES location to Wyoming where reassembly commenced in Q4 2019 and testing of international coal is expected upon completion of reassembly. The reassembly is expected to be completed no later than Q2 2020. Over several months in 2018 and early 2019 the University of Wyoming independently validated the Pristine M process in their laboratory.

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

•

The Company entered into a partnership with the University of Wyoming with the sole focus of using our suite of technologies to increase the use of and value of Wyoming Powder River Basin coal. Primary focus is on utilizing our technology to extract valuable derivative products from coal. Changes to the process have been identified by the University and the company EPC engineers and will be incorporated in the reassembly of the facility in Wyoming. The University confirmed in Q2, 2019 that they had successfully validated the Pristine M process in their laboratory and as a result entered into an agreement with the Company. The agreement between the University and the Company is for the reassembly of the second generation test facility. The University will advance to the EPC contractor on a two to one basis up to $500,000 in 2019 and additional $500,000 in 2020. The company will need to first pay $1,000,000 per year for 2019 and 2020, in order for the University to advance their portion of the funds. As of the date of this filing the University has advanced a total of $411,640 directly to the manufacturer of the Rotary Kiln. An additional $500,000 will be paid to the manufacturer in 2020 by the University. These payments are part of the $500,000 grant that was awarded to the company in 2019.

•

The Company has been engaged with AusTrade (The Australian Trade and Investment Commission) and through that relationship has partnered with three separate universities in Australia. Like the University of Wyoming these Universities have a focus on their local coal both from a beneficiation perspective and also extracting derivative by products from coal using our technology. The Company received full Australian patents in Q2, 2019 so the company plans to move forward with this relationship in Q2 2020 following the assembly of the second-generation test facility.

•

The Company continues in discussions with the Minister for Coal in India and a number of the Energy governmental bodies in India. Coal samples are expected to be sent for testing once the Second Generation Test Facility is assembled which is expected in Q2, 2020.

•

Meetings occurred in Q2, 2019 with the US DOE, DOD and Wyoming State Representatives to further our technology to benefit US coal. These discussions continue through February, 2020 in light of the recent coal mining bankruptcies in Wyoming.

Employees

As of December 31, 2019, we had two full-time executives. President and CEO Robin Eves, Chief Operations Officer and Aiden Neary, Chief Financial Officer have written employment agreements. Messrs. Eves and Neary received no compensation for their participation on the Board of Directors.

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

Results of Operations

The following information should be read in conjunction with the financial statements and notes appearing elsewhere in this Report. We have generated limited revenues from inception to date. We anticipate that we may not receive any significant revenues from operations until we begin to receive royalty revenues from our coal testing plant which we estimate will be approximately 12 months after the successful signing of a commercial agreement anticipated in quarter three of fiscal 2020 We are also in preliminary discussions with companies, business groups, consortiums in the USA and Asia to license our technology, which, if successful, could realize limited short-term revenue opportunities from the signing of technology licensing agreements.

For the Years Ended December 31, 2019, and 2018.

We had no direct revenues for the years ended December 31, 2019 and 2018. In the fourth quarter of 2017 we received $100,000 as a non- refundable deposit on a two million ton license agreement from Wyoming New Power, a related party. The definitive license agreement is expected to be completed in 2020 following the assembly of the second generation test facility.  In the year ended December 31, 2012, we have received an initial license fee of $375,000 from Jindal paid pursuant to the signing of our coal testing plant construction contract. The balance of $375,000 will be due upon the successful testing of Jindal coal in our second generation test facility in Wyoming. We do not anticipate any significant royalty fees for approximately 12-18 months thereafter.

Operating Expenses

Our operating expenses for the year ended December 31, 2019 totaled $2,061,978 compared to $2,745,129 for the prior year. The $683,151 decrease is mainly due to a $775,889 decrease in general and administrative expenses, $186,969 decrease in research and development expenses and $60,726 decrease in consulting services during 2019 as a result of winding down the administrative support and development of our Pristine M technology in late 2018 and early 2019. The decreases are partially offset by a $322,133 decrease in gains on forgiveness of accounts payable and a $18,300 decrease in gain on sale of assets.

Other Income and Expenses

Total other expenses for the year ended December 31, 2019 were $2,968,470, compared to $2,814,571 for the year ended December 31, 2018. Other expenses consists of $2,669,079 in interest expense on convertible debt and related amortization of debt discounts and $299,391 in debt standstill and settlement expenses related to convertible notes payable. During the year ended December 31, 2018, we recognized $2,814,571 in interest expense.

Net Income/Loss

For the year ended December 31, 2019, we recognized a net loss of $5,030,448, compared to a net loss of $5,559,700 for the year ended December 31, 2018. The net loss for 2019 is due to $2,968,470 in other expenses and $2,061,978 in operating expenses as discussed above. The net loss for 2018 is due to $2,814,571 in interest expense and operating expenses of $2,745,129 as discussed above.

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

Net Cash Used in Operating Activities.

During the years ended December 31, 2019 and 2018, we used $1,605,781 and $2,775,728 in cash from operations, mainly due to the net losses discussed above, net of non-cash operating expenses of $1,921,582 and $1,769,793 in 2019 and 2018, respectively. Our primary uses of funds in operations were payments made to our consultants and employees, legal and professional costs as well as travel and office expenses.

Net Cash Provided By Investing Activities.

During the year ended December 31, 2018, we received $18,300 in proceeds from the sale of fixed assets. We had no cash flows from investing activities in 2019.

Net Cash Provided by Financing Activities.

Net cash provided by financing activities during the years ended December 31, 2019 and 2018 totaled $1,672,318 and $2,771,400, respectively. We received $354,880 and $2,284,800 in cash from the issuance of convertible debt from related parties, $641,000 and $36,600 in cash from the issuance of notes payable to related parties and $1,432,000 and $482,500 in cash from the issuance of convertible notes payable during the years ended December 31, 2019 and 2018, respectively. We repaid $565,562 on convertible notes, $165,000 on notes payable to related parties and $25,000 on convertible notes payable to related parties in cash during the year ended December 31, 2019 and repaid $32,500 in cash on notes payable during the year ended December 31, 2018.

Cash Position and Outstanding Indebtedness.

Our total indebtedness at December 31, 2019 and 2018 was $19,020,248 and $14,703,444, respectively, which consists of $17,951,784 and $12,830,656 of current liabilities and $1,068,464 and $1,872,788 of long-term debt, respectively. Current liabilities consist primarily of accounts payable, accounts payable to related parties, short-term debt, related party convertible debt and accrued liabilities. At December 31, 2019, we had current assets of $131,501, consisting of $92,282 of cash and $39,219 of prepaid assets. At December 31, 2018 we had current assets of $25,745 of cash. Our working capital deficit at December 31, 2019 and 2018 was $17,840,050 and $12,804,911, respectively.

Employees

As of December 31, 2019, we have two full-time executives, President and CEO Robin Eves and Chief Operations Officer and Chief Financial Officer Aiden Neary, who have written employment agreements. Mr. Eves and Neary received no compensation for their participation on the Board of Directors.

On July 1, 2019, we entered into two year employment agreements with Robin Eves as President and Chief Executive Officer and Aiden Neary as Chief Operating Officer, Chief Financial Officer and director. Mr. Eves receives an annual salary of $519,750. Mr. Neary receives an annual salary of $450,000. Each officer was also granted 750,000 common shares upon signing the contract.

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

Our engineering consultants has tentatively estimated construction costs for each one million short ton coal complete cleaning facility of approximately $250 million (excluding land costs) or costs and for a similar size Pristine-M-only facility of approximately $30-35 million (excluding land costs). All intellectual property rights associated with new art developed by our engineering consultants remain our property.

We are also actively pursuing technology license and royalty agreements in order to begin construction of other facilities without incurring the capital costs associated with the construction of future plants.

In November 2015, we entered into a month to month agreement with South of the Rose communication to manage our Investor Relations needs and manage social media requirements.

Construction of the coal testing plant was completed in 2015 and testing commenced in December 2015 at the AES Coal Power Utility in Oklahoma. As of December 31, 2019, we have paid $10,135,128 in development costs. The facility was moved to Wyoming in the first quarter of 2019. We anticipate that there will be an additional cost of approximately $4 million to build the additional parts required for the second generation test facility and for its assembly.

Based on our current operational costs and including the capital requirements for our project deployments, we estimate we will need a total of approximately $6,000,000 to fund the Company for the fiscal year 2020 and an additional $4,000,000 to continue for the following fiscal year (2021) or until an initial commercial plant is up and running.

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

FINANCIAL STATEMENTS INDEX

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Stockholders and Board of Directors of

Clean Coal Technologies, Inc.

Opinion on the Financial Statements

We have audited the accompanying balance sheets of Clean Coal Technologies, Inc. (the “Company”) as of December 31, 2019 and 2018, and the related statements of operations, changes in stockholders’ deficit, and cash flows for the years then ended, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2019 and 2018, and the results of its operations and its cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

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

Houston, Texas

March 10, 2020

Clean Coal Technologies, Inc.

Balance Sheets

	December 31,
	2019	2018
ASSETS

Current Assets
Cash	$92,282	$25,745
Prepaid assets	39,219	-
Total Current Assets	131,501	25,745

Property, plant and equipment, net of accumulated depreciation of $1,019 and $1,019, respectively		-
Right to use ground lease, net of accumulated amortization of $20,000 and $8,000, respectively	16,000	28,000

Total Assets	$147,501	$53,745

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current Liabilities
Accounts payable	$1,022,110	$1,149,467
Accrued liabilities	7,671,748	6,071,160
Customer deposit – related party	100,000	100,000
Notes payable – related parties	754,600	86,600
Notes payable	413,185	413,185
Convertible debt, net of unamortized discounts	1,396,682	489,840
Convertible debt, net of unamortized discounts – related party	6,593,459	4,520,404
Total Current Liabilities	17,951,784	12,830,656

Long-Term Liabilities
Convertible debt, net of unamortized discounts – related party	1,068,464	1,872,788
Total Liabilities	19,020,248	14,703,444

Stockholders’ Deficit
Common stock, $0.00001 par value 500,000,000 shares authorized, 181,347,218 and 174,427,854 shares issued and outstanding, respectively	1,815	1,745
Additional paid-in capital	260,127,550	259,320,220
Accumulated deficit	(279,002,112)	(273,971,664)
Total Stockholders’ Deficit	(18,872,747)	(14,649,699)
Total Liabilities and Stockholders’ Deficit	$147,501	$53,745

The accompanying notes are an integral part of these financial statements.

Clean Coal Technologies, Inc.

Statements of Operations

	Years Ended
	December 31,
	2019	2018

Operating Expenses:
General and administrative	$1,914,173	$2,690,062
Consulting services	27,623	88,349
Gain on sale of assets	-	(18,300)
Gain on settlement of accounts payable	-	(322,133)
Research and development	120,182	307,151

Loss from Operations	(2,061,978)	(2,745,129)

Other Income (Expenses):

Interest expense	(2,669,079)	(2,814,571)
Debt default, standstill, settlement and transfer expenses	(299,391)	-
Total Other Income (Expenses)	(2,968,470)	(2,814,571)

Net (loss)	$(5,030,448)	$(5,559,700)

Net (loss) per share - basic	$(0.03)	$(0.04)

Weighted average common shares outstanding - basic	176,957,325	156,878,353

Net (loss) per share – diluted	$(0.03)	$(0.04)

Weighted average common shares outstanding – diluted	176,957,325	156,878,353

The accompanying notes are an integral part of these financial statements.

Clean Coal Technologies, Inc.

Statements of Changes in Stockholders’ Deficit

Years Ended December 31, 2019 and 2018

			Additional		Stockholders’
	Common Stock		Paid-In	Accumulated	Equity
	Shares	Amount	Capital	Deficit	(Deficit)
Balances at December 31, 2017	148,972,419	1,489	255,321,698	(268,411,964)	(13,088,777)
Common stock issued for conversion of debt and interest	19,186,333	192	1,534,715	-	1,534,907
Common stock issued for officer bonus	5,792,829	59	514,857		514,916
Common stock issued for services	376,273	4	33,296	-	33,300
Common stock issued for board of director services	100,000	1	7,999	-	8,000
Beneficial conversion feature on convertible debt	-	-	1,907,655	-	1,907,655
Net loss				(5,559,700)	(5,559,700)
Balances at December 31, 2018	174,427,854	1,745	259,320,220	(273,971,664)	(14,649,699)
Common stock issued for convertible debt – related party	1,875,000	19	149,981		150,000
Common stock issued for officer bonus	4,408,000	44	440,756	-	440,800
Common stock issued for services	636,364	7	63,630	-	63,637
Beneficial conversion feature on convertible debt	-	-	152,963	-	152,963
Net loss	-	-	-	(5,030,448)	(5,030,448)
Balances at December 31, 2019	181,347,218	$1,815	$260,127,550	$(279,002,112)	$(18,872,747)

The accompanying notes are an integral part of these financial statements.

Clean Coal Technologies, Inc.

Statements of Cash Flows

	Years Ended
	December 31,
	2019	2018
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(5,030,448)	$(5,559,700)
Adjustment to reconcile net loss to net cash used in operating activities:
Amortization of debt discounts	1,273,753	1,546,009
Amortization of lease asset	12,000	8,000
Common stock issued for officer bonus	440,800	514,916
Common stock issued for consulting expense	63,637	33,300
Common stock issued for board of director services	-	8,000
Loan default and standstill fees	188,391	-
Gain on settlement of accounts payable	-	(322,133)
Gain on sale of assets	-	(18,300)
Changes in operating assets and liabilities:
Increase in prepaid expenses	(39,219)	-
Increase in right to use assets	-	(36,000)
Increase in accounts payable	(115,284)	(796,908)
Increase in accrued expenses	1,600,588	1,847,087
Net Cash Used in Operating Activities	(1,605,781)	(2,775,728)

CASH FLOWS FROM INVESTING ACTIVITIES:
Proceeds from the sale of fixed assets	-	18,300
Net Cash Provided by Investing Activities	-	18,300

CASH FLOWS FROM FINANCING ACTIVITIES:
Borrowings on notes payable	1,432,000	482,500
Payments on notes payable	(565,562)	-
Borrowings on related party convertible debt, net of face discounts and lender fees	354,880	2,284,800
Payments on related party convertible debt	(25,000)	-
Borrowings on related party debt	641,000	36,600
Payments on related party debt	(165,000)	(32,500)
Net Cash Provided by Financing Activities	1,672,318	2,771,400

NET CHANGE IN CASH	66,537	13,972
CASH - beginning of period	25,745	11,773
CASH - end of period	$92,282	$25,745

The accompanying notes are an integral part of these unaudited financial statements.

Clean Coal Technologies, Inc.

Statements of Cash Flows

(continued)

	Years Ended
	December 31,
	2019	2018

SUPPLEMENTAL DISCLOSURES:
Cash paid for interest	$-	$-
Cash paid for income taxes	$-	$-

NON-CASH INVESTING AND FINANCING ACTIVITIES:
Beneficial conversion feature on convertible debt, related party	$152,963	$1,907,655
Common stock issued for conversion of debt and accrued interest– related party	$150,000	$1,534,907
Convertible debt, related party, issued for payment of Company expenses	$12,073	$-
Notes payable – related party issued for convertible note principal in extension fees payable	$135,000

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

During 2012, the Company granted a 25-year technology license agreement for a one-time license fee of $750,000. The first installment of the license fee of $375,000 has been collected pursuant to the signing of a coal testing plant construction contract and the balance of $375,000 will be due upon the successful testing of the coal testing plant, estimated sometime in fiscal 2020. In addition, under the technology license agreement, the Company will receive an on-going royalty fee of $1 per metric ton on all coal processed using the technology, up to $4,000,000 per annum. No revenue has been earned in 2019 or 2018.

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

The calculation of basic and diluted net loss per share for the years ended December 31, 2019 and 2018 are as follows:

	2019	2018
Basic Net Loss Per Share:
Numerator:
Net loss	$(5,030,448)	$(5,559,700)
Denominator:
Weighted-average common shares outstanding	176,957,325	156,878,353

Basic net loss per share	$(0.03)	$(0.04)

Diluted Net Loss Per Share:
Numerator:
Net loss	$(5,030,448)	$(5,559,700)
Diluted net loss	$(5,030,448)	$(5,559,700)
Denominator:
Weighted-average common shares outstanding	176,957,325	156,878,353
Common stock warrants	-	-
Convertible debt	-	-
Weighted average shares used in computing diluted net loss per share	176,957,325	156,878,353

Diluted net loss per share	$(0.03)	$(0.04)

The following table summarizes the potential shares of common stock that were excluded from the computation of diluted net loss per share for the years ended December 31, 2019 and 2018 as such shares would have had an anti-dilutive effect:

	2019	2018
Common stock warrants	2,852,329	7,146,616
Convertible notes payable	148,704,866	120,187,899
Total	151,557,195	127,334,515

Cash and Cash Equivalents

Clean Coal considers all highly liquid investments with an original maturity of three months or less to be cash equivalents for purposes of preparing its Statements of Cash Flows. There are no cash equivalents at December 31 2019 and 2018.

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

Net deferred tax assets consist of the following components as of December 31, 2019 and 2018:

	2019	2018
Deferred tax assets:
Net operating loss carryforward	$8,167,076	$7,485,004
Valuation allowance	(8,167,076)	(7,485,004)
	$-	$-

The federal income tax provision differs from the amount of income tax determined by applying the U.S. federal income tax rate of 21% to pretax income from continuing operations for the years ended December 31, 2019 and 2018 due to the following:

	2019	2018
Pre-tax book loss	$(1,056,394)	$(1,167,537)
Meals	902	830
Common stock issued for services	105,932	116,805
Debt discount amortization	267,488	324,662
Gain on debt settlement	-	(67,647)
Valuation allowance	682,072	792,887
	$-	$-

The Company had net operating losses of approximately $38,890,841 that begin to expire in 2029.  Due to the change in ownership provisions of the Tax Reform Act of 1986, net operating loss carryforwards for Federal income tax reporting purposes are subject to annual limitations. Should a change in ownership occur, net operating loss carryforwards may be limited as to use in future years. In accordance with the statute of limitations for federal tax returns, the Company’s federal tax returns for the years 2015 through 2018 are subject to examination.

Property and Equipment

Property and equipment consists of furniture and fixtures and computer equipment, recorded at cost, depreciated upon placement in service over estimated useful lives ranging from three to five years on a straight-line basis. As of December 31, 2019 and 2018, Clean Coal had property and equipment with no net book value. Expenditures for normal repairs and maintenance are charged to expense as incurred.

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

Research and Development Costs

Research and development expenses include salaries, related employee expenses, research expenses and consulting fees. All costs for research and development activities are expensed as incurred. Clean Coal expenses the costs of licenses of patents and the prosecution of patents until the issuance of such patents and the commercialization of related products is reasonably assured. During the years ended December 31, 2019 and 2018, the Company recognized $120,182 and $307,151 of research and development costs, respectively.

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

The carrying values of cash, accounts payable, and accrued liabilities approximate fair value. Pursuant to ASC 820 and 825, the fair value of cash is determined based on “Level 1” inputs, which consist of quoted prices in active markets for identical assets. As of December 31, 2019 and 2018, the fair value of long-term convertible debt and the recorded values of all other financial instruments approximate their current fair values because of their net amounts, nature and, or, respective maturity dates or durations.

Derivative Instruments

The Company accounts for derivative instruments in accordance with ASC Topic 815, Derivatives and Hedging (ASC 815) and all derivative instruments are reflected as either assets or liabilities at fair value in the balance sheet.

The Company uses estimates of fair value to value its derivative instruments. Fair value is defined as the price to sell an asset or transfer a liability in an orderly transaction between willing and able market participants. In general, The Company’s policy in estimating fair values is to first look at observable market prices for identical assets and liabilities in active markets, where available. When these are not available, other inputs are used to model fair value such as prices of similar instruments, yield curves, volatilities, prepayment speeds, default rates and credit spreads (including for The Company’s liabilities), relying first on observable data from active markets. Additional adjustments may be made for factors including liquidity, credit, bid/offer spreads, etc., depending on current market conditions. Transaction costs are not included in the determination of fair value. When possible, The Company seeks to validate the model’s output to market transactions. Depending on the availability of observable inputs and prices, different valuation models could produce materially different fair value estimates. The values presented may not represent future fair values and may not be realizable. The Company categorizes its fair value estimates in accordance with ASC 820 based on the hierarchical framework associated with the three levels of price transparency utilized in measuring financial instruments at fair value as discussed above. As of December 31, 2019 and 2018, the Company did not have any derivative instruments.

Recently Issued Accounting Pronouncements

The Company has implemented all new accounting pronouncements that are in effect and that may impact its financial statements. The Company does not believe that there are any other new accounting pronouncements that have been issued that might have a material impact on its financial position or results of operations.

In June 2018, the Financial Accounting Standards Board (FASB) issued ASU 2018-07, Compensation—Stock Compensation (Topic 718): Improvements to Nonemployee Share-Based Payment Accounting. ASU 2018-07 simplifies the accounting for share-based payments to nonemployees by aligning it with the accounting for share-based payments to employees, with certain exceptions. ASU 2018-07 is effective for fiscal years beginning after December 15, 2018. The Company adopted the new standard on January 1, 2019 without a material impact on our financial statements.

In July 2017, the FASB issued ASU 2017-11, Earnings Per Share (Topic 260) Distinguishing Liabilities from Equity (Topic 480) Derivatives and Hedging (Topic 815): I. Accounting for Certain Financial Instruments with Down Round Features, II. Replacement of the Indefinite Deferral for Mandatorily Redeemable Financial Instruments of Certain Nonpublic Entities and Certain Mandatorily Redeemable Noncontrolling Interests with a Scope Exception. Part I of Topic 260 eliminates the requirement to consider “down round” features when determining whether certain equity-linked financial instruments or embedded features are indexed to an entity’s own stock. The ASU 2017-11 amendments in Part I are effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2018. The Company adopted the new standard on January 1, 2019 without a material impact on our financial statements.

NOTE 3: GOING CONCERN

The accompanying financial statements have been prepared on a going concern basis of accounting which contemplates continuity of operations, realization of assets, liabilities, and commitments in the normal course of business. The accompanying financial statements do not reflect any adjustments that might result if Clean Coal is unable to continue as a going concern. Clean Coal has a working capital deficit as of December 31, 2019 and has generated recurring net losses since inception. Management believes Clean Coal will need to raise capital in order to operate over the next 12 months. Clean Coal’s continuation as a going concern is dependent upon its ability to generate sufficient cash flow to meet its obligations on a timely basis and ultimately to attain profitability. Clean Coal has limited capital with which to pursue its business plan. There can be no assurance that Clean Coal’s future operations will be significant and profitable, or that Clean Coal will have sufficient resources to meet its objectives. These conditions raise substantial doubt as to Clean Coal’s ability to continue as a going concern. Management may pursue either debt or equity financing or a combination of both, in order to raise sufficient capital to meet Clean Coal’s financial requirements over the next twelve months and to fund its business plan. There is no assurance that management will be successful in raising additional funds.

NOTE 4: RELATED PARTY TRANSACTIONS

Wages and bonus payable to related parties

Accruals for salary and bonuses to officers and directors are included in accrued liabilities in the balance sheets and totaled $3,090,052 and $2,719,653 as of December 31, 2019 and 2018, respectively. As part of the separation agreement with Mr. Ponce de Leon, the Company agreed to pay him all his accrued salary within two years but agreed to pay him $200,000 by November 2015 out of revenues earned. As the Company did not earn revenue in 2015 and as at December 2019 has still not earned revenue, the obligation to Mr. Ponce de Leon of $1,594,725 is currently in default and the amount includes $368,011 in accrued interest. It is the Company’s intention to pay Mr. Ponce de Leon immediately upon receiving revenue.

Nonconvertible Debt

During the years ended December 31, 2019 and 2018, the Company received $590,000 and $35,000 from the issuance of related party notes payable to an affiliate. The notes are due on demand and do not accrue interest. As of December 31, 2019 and 2018, the Company had outstanding notes payable to affiliates of the Company of $675,000 and 85,000, respectively. These notes payable of the Company are unsecured, bear no interest and are due on demand.

During the years ended December 31, 2019 and 2018, the Company received $243,000 and $1,600 from related party advances, respectively. The Company repaid $165,000 and $0 on these advances during the years ended December 31, 2019 and 2018, respectively. The advances are due on demand and do not accrue interest. As of December 31, 2019 and 2018, the Company had outstanding advances payable to an officer of the Company of $79,600 and $1,600, respectively. The advances payable are unsecured, bear no interest and are due on demand.

Convertible Debt

2019

During the year ended December 31, 2019, the Company borrowed an aggregate of $366,653, net of beneficial conversion features of $152,962, under convertible notes payable from a Company with an interest owned by a significant stockholder. The convertible notes are secured by assets and the common stock of the Company, bear interest at 12% per annum, are convertible into shares of the Company’s common stock at $0.06 per share and are due three years from the dates of issuance. As of December 31, 2019, the Company had outstanding short-term convertible notes payable of $6,593,469, net of unamortized discounts of $658,922 and outstanding long-term convertible notes payable of $2,626,753, net of unamortized discounts of $1,558,289. The convertible notes payable matured between November 2018 and November 2022 and are convertible at $0.06 per share, which was a discount to the market price on the date of issuance. Amortization expense related to debt discounts on convertible debt for the year ended December 31, 2019 was $1,229,740. As of December 31, 2019, $4,510,384 in convertible notes are past due.

2018

During the year ended December 31, 2018, the Company borrowed an aggregate of $2,284,800, net of beneficial conversion feature of $1,907,655, under convertible notes payable from a Company with an interest owned by a significant stockholder. The convertible notes are secured by assets and the common stock of the Company, bear interest at 12% per annum, are convertible into shares of the Company’s common stock at $0.06 per share and are due three years from the dates of issuance. As of December 31, 2018, the Company had outstanding short-term convertible notes payable of $4,660,381, net of unamortized discounts of $139,977 and outstanding long term convertible notes payable of $5,026,800, net of unamortized discounts of $3,154,012. The convertible notes payable mature between November 2018 and December 2021 and are convertible at $0.06 per share, which was a discount to the market price on the date of issuance. Amortization expense related to debt discounts on convertible debt for the year ended December 31, 2018 was $1,506,170.

During the year ended December 31, 2018, the holder of convertible debt elected to convert a total of $1,534,907 in principal into 19,186,333 shares of common stock, or $0.08 per share.

Outstanding notes payable and convertible notes payable to related parties consisted of the following as of December 31, 2019 and 2018:

	December 31,
Name	2019	2018
Convertible Debt:
Convertible notes payable, interest at 12%, convertible at $0.08 per share, unsecured, due May 25, 2019	$1,302,566	$1,452,566
Convertible note payable, interest at 12%, convertible at $0.12 per share, unsecured, due between May 25, 2019 and August 1, 2019	1,630,073	1,630,073
Convertible notes payable, interest at 12%, convertible at $0.15 per share, unsecured, due between May 25, 2019 and March 31, 2020	1,799,742	1,799,742
Convertible notes payable, interest at 12%, convertible at $0.06 per share, unsecured, due between April 20, 2020 and November 22, 2022	5,146,753	4,804,800
Total	9,879,134	9,687,181
Less: short-term debt	(6,593,459)	(4,520,404)
Total long-term debt	3,285,675	5,166,777
Less: unamortized discounts	(2,217,211)	(3,293,989)
Net long-term debt	$1,068,464	$1,872,788

Nonconvertible Debt:
Notes payable, no interest, unsecured, due upon demand	$754,600	$86,600
Total	$754,600	$86,600

Principal payments on convertible debt to related parties for each of the following five years is as follows:

2020	$7,252,381
2021	2,284,800
2022	341,953
2023	-
2024	-
Thereafter	-
Total	$9,879,134

Common Stock Issued to Related Parties

During May 2019, the Company issued two of its officers a total of 4,408,000 shares of common stock for services valued at $440,800. The shares are not forfeitable and considered to be earned as of the date of issuance.

During August 2019, the Company issued 1,875,000 shares of common stock for the conversion of $150,000 related party convertible notes payable, or the stated conversion price $0.08 per share.

During the year ended December 31, 2018, the Company issued a total of 5,792,829 common shares for compensation to two officers, fair value of $514,916 is recognized as expense during 2019.

During the year ended December 31, 2018, the Company issued 100,000 common shares for compensation to a member of the board of directors, fair value of $8,000 is recognized as expense during 2019.

During the year ended December 31, 2018, the Company issued an aggregate of 19,186,333 common shares to a related party convertible note holder for conversion of $1,534,907 in principal.

Non-Binding License Agreement – related party

During July 2017, the Company entered into a non-binding agreement to explore the opportunity of engaging in a license of Clean Coal Pristine M technology. As part of the non-binding agreement, in September 2017, the Company received a non-refundable deposit of $100,000, subject to application to any future license agreement, from Wyoming New Power. The license agreement is for two million tons per annum. The remainder of the license fee will be due upon the signing of a definitive license agreement expected in 2020. Wyoming New Power is a related party because it is controlled by an entity that has a significant interest in Clean Coal Technologies, Inc.

NOTE 5: DEBT

Notes Payable

As of December 31, 2019 and 2018, the Company had outstanding notes payable to former affiliates of the Company of $413,185 and $413,185, respectively. The notes payable are unsecured, bear no interest and are due on demand.

Convertible Debt

During August 2018, the Company borrowed an aggregate of $160,000, net of an original issue discount of $10,000, under a convertible note payable. The Company recognized $3,644 in amortization of related debt discount. The convertible note payable bears interest at 10% per annum, matured on August 20, 2019 and was convertible after 180 days, or February 16, 2019, at a 65% discount of the quoted market price of the Company’s common stock. This note was repaid in full in February 2019.

During the year ended December 31, 2019, the Company incurred $64,000 in debt extension fees, the entire balance of the note was repaid and the Company recognized the remaining $6,356 in debt discount amortization expense.

During October 2018, the Company borrowed $345,000, net of original debt discount of $45,000 under a note payable bearing interest at 7% per annum, unsecured and due January 18, 2019. During January 2019, the due date on the note was extended to April 18, 2019 in exchange for a $55,000 debt extension fee added to the principal of the note and the addition of a conversion feature. The conversion feature allowed the holder to convert the principal and accrued interest into shares of the Company’s common stock at a discount of 70% of the lowest trading price for the Company’s common stock during the twenty trading days immediately preceding the conversion. During April 2019, the note and conversion right were extended until May 31, 2019 in exchange for a $10,000 extension fee and a $15,000 principal payment. During May 2019, the note and conversion right were extended until June 30, 2019 in exchange for a $10,000 extension fee and a $40,000 principal payment. During July 2019, the note and conversion rights were extended until July 30, 2019 in exchange for a $10,000 extension fee and a $40,000 principal payment. During August 2019, the note and conversion rights were extended until August 30, 2019 in exchange for a $10,000 extension fee and a $40,000 principal payment. During September 2019, the note and conversion rights were extended until October 30, 2019 in exchange for a $20,000 extension fee and a $60,000 principal payment. During October, the note and conversion rights were extended until November 30, 2019 in exchange for a $10,000 extension fee and a $40,000 principal payment. During November 2019, the note and conversion rights were extended until December 10, 2019 in exchange for a $10,000 conversion forbearance fee and a $40,000 principal payment. During December, the note and conversion rights were extended until January 1, 2020 in exchange for a $17,000 extension fee.

As of December 31, 2019 and 2018, the balance on the convertible note payable was $165,000 and $265,000, respectively. During the years ended December 31, 2019 and 2018, the Company recognized $8,804 and $36,196 in amortization expense of the debt discount, respectively.

During February 2019, the Company issued a convertible note payable in the amount of $315,000. The convertible note payable is due one year from the date of issuance, has an original issuance discount of $15,000, accrues interest at the rate of 6% per annum, is unsecured and was convertible at any time into shares of the Company’s common stock at a discount of 65% of the lowest trading price for the Company’s common stock during the ten trading days immediately preceding the conversion. During March 2019, the convertible note was amended to defer the conversion option until August 1, 2019. During August 2019, the note and conversion rights were extended until September 2019 in exchange for a payment of $105,562. During September 2019, the note and conversion rights were extended until October 11, 2019 in exchange for two payments: 1) On or before September 13, 2019, a $10,000 conversion forbearance fee and a $40,000 principal payment; and, 2) On or before October 11, 2019, a $10,000 conversion forbearance fee and a $40,000 principal payment. During November 2019, the note and conversion rights were extended until December 10, 2019 in exchange for a $10,000 conversion forbearance fee and a $40,000 principal payment. Each of the above referenced cash payments included 25% prepayment penalties totaling $56,391 that were added to the principal of the note upon payment. During December, the note and conversion rights were extended until January 6, 2020 in exchange for a $17,000 extension fee.

During the year ended December 31, 2019, the Company recognized $6,329 in debt discount amortization expense related to the issuance of the convertible note payable.

During May 2019, the Company issued a convertible note payable in the amount of $262,500. The convertible note payable is due one year from the date of issuance, has an original issuance discount of $12,500, accrues interest at the rate of 6% per annum, is unsecured and is convertible after 180 days into shares of the Company’s common stock at a discount of 65% of the lowest trading price for the Company’s common stock during the ten trading days immediately preceding the conversion. During July 2019, the convertible note payable was amended to fix the convertible date at November 21, 2019. During December 2019, the note and conversion rights were extended until December 22, 2019 in exchange for a $10,000 conversion forbearance fee and a $40,000 principal payment. During December 2019, the note and conversion rights were extended until January 22, 2020 in exchange for a $10,000 conversion forbearance fee and a $40,000 principal payment. Each of the above referenced cash payments included 25% prepayment penalties totaling $20,000 that were added to the principal of the note upon payment.

During the year ended December 31, 2019, the Company recognized $7,637 in debt discount amortization expense related to the issuance of the convertible note payable.

During August 2019, the Company issued a convertible note payable in the amount of $157,500. The convertible note payable is due one year from the date of issuance, has an original issuance discount of $7,500, accrues interest at the rate of 7% per annum, is unsecured and is convertible after 180 days into shares of the Company’s common stock at a discount of 65% of the lowest trading price for the Company’s common stock during the ten trading days immediately preceding the conversion.

During the year ended December 31, 2019, the Company recognized $3,041 in debt discount amortization expense related to the issuance of the convertible note payable.

During September 2019, the Company issued two convertible notes payable totaling $270,000, or $135,000 each. The convertible notes payable are due one year from the date of issuance, each have an original issuance discount of $11,500, accrue interest at the rate of 6% per annum, are unsecured and are convertible after 180 days into shares of the Company’s common stock at a discount of 65% of the lowest trading price for the Company’s common stock during the ten trading days immediately preceding the conversion.

During the year ended December 31, 2019, the Company recognized $6,112 in debt discount amortization expense related to the issuance of the convertible note payable.

During November 2019, the Company issued a convertible note payable in the amount of $336,000. The convertible note payable is due one year from the date of issuance, has an original issuance discount of $45,000, accrues interest at the rate of 10% per annum, is unsecured and is convertible after 180 days into shares of the Company’s common stock at a discount of 65% of the lowest trading price for the Company’s common stock during the ten trading days immediately preceding the conversion.

During the year ended December 31, 2019, the Company recognized $4,808 in debt discount amortization expense related to the issuance of the convertible note payable.

During December 2019, the Company issued a convertible note payable in the amount of $220,000. The convertible note payable is due one year from the date of issuance, has an original issuance discount of $26,000, accrues interest at the rate of 7% per annum, is unsecured and is convertible after 180 days into shares of the Company’s common stock at a discount of 65% of the lowest trading price for the Company’s common stock during the ten trading days immediately preceding the conversion.

During the year ended December 31, 2019, the Company recognized $926 in debt discount amortization expense related to the issuance of the convertible note payable.

Nonconvertible Debt

Outstanding notes payable and convertible notes payable to third parties consisted of the following as of December 31, 2019 and 2018:

	December 31,
Name	2019	2018
Convertible Debt:
Convertible note payable, interest at 10%, unsecured, due August 20, 2019	$-	$160,000
Convertible note payable, interest at 7%, unsecured, due January 1, 2020	165,000	345,000
Convertible note payable, interest at 6%, unsecured, due January 6, 2020	145,829	-
Convertible note payable, interest at 6%, unsecured, due May 22, 2020	202,500	-
Convertible note payable, interest at 6%, unsecured, due August 5, 2020	157,500	-
Convertible note payable, interest at 6%, unsecured, due September 25, 2020	135,000	-
Convertible note payable, interest at 6%, unsecured, due September 25, 2020	135,000	-
Convertible note payable, interest at 10%, unsecured, due November 22, 2020	336,000	-
Convertible note payable, interest at 7%, unsecured, due December 18, 2020	220,000	-
Total current debt	1,496,829	505,000
Less: Unamortized discount	(100,147)	(15,160)
Net, current debt	$1,396,682	$489,840
Nonconvertible Debt:
Notes payable, no interest, unsecured, past due	$35,000	$35,000
Notes payable, no interest, unsecured, past due	378,185	378,185
Total notes payable	413,185	413,185

NOTE 6: EQUITY TRANSACTIONS

Common Stock

2019

During the year ended December 31, 2019, the Company issued 636,364 shares of its common stock to consultants for services valued at $0.10 per share, or $63,637.

During the year ended December 31, 2019, the Company issued 4,408,000 shares of its common stock to officers for bonuses at $0.10 per share, or $440,800.

During the year ended December 31, 2019, the Company issued 1,875,000 shares of its common stock for the conversion of $150,000 of related party convertible debt at the stated conversion price of $0.08 per share.

2018

During the year ended December 31, 2018, the Company issued a total of 5,792,829 common shares for compensation to two officers, fair value of $514,916 is recognized as expense during 2019.

During the year ended December 31, 2018, the Company issued an aggregate of 19,186,333 common shares to a related party convertible note holder for conversion of $1,534,907 in principal.

During the year ended December 31, 2018, the Company issued 100,000 common shares for services to a member of the board of directors, fair value of $8,000 is recognized as expense during 2019.

During the year ended December 31, 2018, the Company issued a total of 376,273 common shares for services to consultants, fair value of $33,300 is recognized as expense during 2019.

Options

There were no common stock options issued and no unamortized options expense during the years ended and as of December 31, 2019 and 2018.

The following table presents the stock option activity during the years ended December 31, 2019 and 2018:

		Weighted	Weighted
		Average	Average
	Options	Exercise Price	Remaining Term
Outstanding - December 31, 2017	685,713	$4.52	0.78
Granted	-	-	-
Expired	(571,428)	3.50	-
Exercised	-	-	-
Outstanding - December 31, 2018	114,285	$9.63	0.75
Granted	-	-	-
Expired	(114,285)	9.63	-
Exercised	-	-	-
Outstanding – December 31, 2019	-	$-	-

Exercisable – December 31, 2019	-	$-	-

The intrinsic value of the exercisable options as of December 31, 2019 and 2018 was $0 and $0, respectively.

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

There were no warrants issued during 2019 and 2018.

The following table presents the stock warrant activity during the years ended December 31, 2019 and 2018:

		Weighted	Weighted
		Average	Average
	Warrants	Exercise Price	Remaining Term
Outstanding - December 31, 2017	6,964,992	$0.41	2.62
Granted	67,340	0.15	3.00
Forfeited/expired	-	-	-
Exercised	-	-	-
Outstanding - December 31, 2018	7,032,329	$0.08	1.21
Granted	-	-	-
Forfeited/expired	(4,180,000)	0.06	-
Exercised	-	-	-
Outstanding – December 31, 2019	2,852,329	$0.11	1.00

Exercisable – December 31, 2019	2,852,329	$0.08	1.21

The intrinsic value of the exercisable warrants as of December 31, 2019 and 2018 was $0 and 264,021, respectively.

NOTE 7: COMMITMENTS AND CONTINGENCIES

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

In April 2018, following mediation with a vendor of an outstanding balance, the Company successfully won the case and the balance of $322,133 was waived. The company had previously recognized the $320,669 balance in accounts payable, which was reversed in April 2018 and recognized as a gain on debt settlement.

Separation Agreement

As part of the separation agreement with Mr. Ponce de Leon, the ex–Chief Operating Officer of the Company, the Company agreed to pay him his accrued salary of $1,226,711 within two years but agreed to pay him $200,000 by November 2015 out of revenues earned. As the Company did not earn revenue in 2015 and as at December 2019 has still not earned revenue, the obligation to Mr. Ponce de Leon is currently in default and has accrued interest of $368,011 and the balance is $1,594,725 at December 31, 2019. It is the Company’s intention to pay Mr. Ponce de Leon immediately upon receiving revenue including any interest that has been accrued.

Operating Leases

Clean Coal has an operating lease for its executive offices in Manhattan, New York. Effective February 1, 2014, the lease is month to month, at a monthly rate of $200 per month.

In April 2018, the Company secured a permanent location in Wyoming for its test facility at the Fort Union Industrial Park. The term of the lease is three years and calls for rent of $36,000, prepaid. The $36,000 covering three years rent was paid in April 2018 and is being amortized to lease expense using the straight-line method over the three-year term of the lease. During the years ended December 31, 2019 and 2018, the Company recognized $12,000 and $8,000 in amortization of right to use assets, respectively.

NOTE 8: SUBSEQUENT EVENTS

In January the company entered into $24,900 three year convertible note with Black Diamond Financial Group, a related party. The note is part of the umbrella financing agreement with Black Diamond Financial Group entered into in May 2015.

In January, following lengthy negotiations a third party vendor agreed to withdraw their claim for $135k previously booked as an expense in our books and records. This charge will be reversed in Q1 2020 accounts.

In February the Company entered into a six month 8% convertible note for $138,000. The note included $3,000 in legal and professional fees. It has no OID. After 6 months the note can be converted into equity at a 35% discount to Market price being the average of the three lowest traded price for 10 days prior to the conversion. Prepayment rights remain with the company for the first 6 months of the note.

In February, the Company entered into a six month 5% convertible note for a total of $440,000 of which $40,000 was OID. After 6 months the note can be converted into equity at a 35% discount to Market price being the lowest traded price for 10 days prior to the conversion. Prepayment rights remain with the company for the first 6 months of the note.

All four convertible notes that have extended.The details of the extensions are as follows:

Note 1: Payment of $25,000 of which $10,000 was the extension fee extending the note to April 06, 2020

Note 2: Payment of $25,000 of which $10,000 was the extension fee extending the note to March 31, 2020

Note 3 and 4: Payment of $75,000 of which $15,000 was the extension fee extending the notes to March 22, 2020

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

There have been no changes in our independent accountants, MaloneBailey, LLP, or disagreements with them on matters of accounting or financial disclosure.

ITEM 9A. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

As of December 31, 2019, we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Exchange Act Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our financial disclosure controls and procedures were not effective due to our limited internal resources and lack of ability to have multiple levels of transaction review.

Management’s Report on Internal Control over Financial Reporting

Management is responsible for the preparation and integrity of our published financial statements. The financial statements have been prepared in accordance with GAAP and, accordingly, include amounts based on judgments and estimates made by management. Management also prepared the other information included in the annual report and is responsible for its accuracy and consistency with the financial statements.

Management is responsible for establishing and maintaining a system of internal control over financial reporting, which is intended to provide reasonable assurance to our management and Board of Directors regarding the reliability of our financial statements. The system includes but is not limited to:

-      a documented organizational structure and division of responsibility;

-      established policies and procedures to foster a strong ethical climate which is communicated throughout the Company;

-      regular reviews of our financial statements by qualified individuals; and

-      the careful selection, training and development of our employees and personnel.

There are inherent limitations in the effectiveness of any system of internal control, including the possibility of human error and the circumvention or overriding of controls. Also, the effectiveness of an internal control system may change over time. We have implemented a system of internal control that was designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements in accordance with GAAP.

Management has assessed our internal control system in relation to criteria for effective internal control over financial reporting described in “Internal Control-Integrated Framework” issued in 2013 by the Committee of Sponsoring Organizations (“COSO”) of the Treadway Commission. Based upon these criteria, we believe that, as of December 31, 2019, our system of internal control over financial reporting was not effective due to material weaknesses that were identified. The material weaknesses are caused by our limited internal resources and limited personnel.  We presently have only two officers. The material weaknesses include 1.) no segregation of duties within the Company, 2.) there is no management oversight or multiple levels of supervision and review, no control documentation being produced, no one to review control documentation if it was being produced, 3.) a lack of expertise in the application of generally accepted accounting principles in regard to the accounting and reporting of our derivative transactions.

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

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The executive officers and directors of the Company are as follows:

Name	Age	Position	Held Since
Robin T. Eves	69	CEO, President, Director	August 2010
Thomas Shreve	68	Director	November 2015
Robert Liscouski	65	Director	September 2018
Scott Younger	77	Director	November 2013
Aiden Neary	48	COO, CFO, Director	February 2016

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

All directors will hold office until the next annual meeting of stockholders (currently expected to be held in the second quarter of 2020) and until their successors have been duly elected and qualified. There are no agreements with respect to the election of directors. Vacancies on the Board of Directors during the year may be filled by the majority vote of the directors in office at the time of the vacancy without action by the stockholders.

Board Committees

At this filing date, we have an audit committee, but no compensation committee or nominating committee. Our full Board currently performs the duties and responsibilities of such committees. Due to the size of the Company and due to the small number of directors that we had for 2019, we believed it was appropriate for the full Board to handle the responsibilities of these committees. It is our intention through 2020, as our Board increases in size, to introduce a number of committees.

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

Meetings of our Board of Directors

Our Board of Directors held 4 meetings during the fiscal year ended December 31, 2019 (including meetings conducted by telephone conferencing).  No director attended less than 75% of all board meetings during the fiscal year ended December 31, 2019. All current Board members and all nominees for election to the Board of Directors are encouraged to attend our annual meetings of stockholders, either in person or by teleconference.

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

Directors’ Compensation

In 2019, all meetings were via telephone conference. The Board plans one regularly scheduled meeting each fiscal quarter and may schedule additional meetings as necessary. For fiscal 2018 and 2019, Dr. Younger, Mr. Shreve and Mr. Liscouski will each receive annual compensation as a director of $25,000 which will be paid only upon available cash flow. In addition, Dr. Younger received 28,572 common shares upon his appointment as a director and Mr. Shreve and Mr. Liscouski received 100,000 common shares.

All of our present non-employee directors, have other employment or sources of income and will routinely devote only such time to the Company necessary to maintain its viability. It is estimated that each non-employee director will devote at least 2 days per month to the Company’s corporate activities. We incurred $75,000, $25,000 in director fees for each of the outside directors during the years 2018 and 2019.

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

Employment Agreements

We signed two year employment agreements effective July 1, 2019, with Robin Eves, as Chief Executive Officer and President, and Mr. Neary as COO/CFO. Mr. Eves will receive an annual salary of $519,750 and Mr. Neary $450,000. Each officer was granted a signing bonus of 750,000 shares of the Company’s restricted common stock upon execution of the agreements. In addition, each officer will be granted an additional 750,000 common shares payable following the one year completion of the contract due July 1, 2020.

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

Other Key Employees and Consultants

As at December 31, 2019 we have no other employees in the company.

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

SUMMARY COMPENSATION TABLE

Officers Name & Principal Position	Year	Salary ($)	Bonus ($)	Stock ($)	Option Awards ($)	All Other Compensation ($)	Total ($)
Robin Eves, Pres and CEO (1)	2019	519,750	-	220,400	-	-	740,150
	2018	519,750	259,875	271,121	-	-	1,050,746

Aiden Neary, COO/CFO (2)	2019	450,000	-	220,400			670,400
	2018	450,000	237,500	243,795			931,295

(1) On July 8, 2013, Robin Eves was issued 28,571 common shares in lieu of interest on loans made to the company. The value for these shares was $19,747. As a bonus for forbearance on payment of monthly fees, Mr. Eves was approved to receive 57,143 common shares on October 7, 2013. These shares had a value of $80,000 based upon $1.40 on the day that the shares were approved. Mr. Eves also received an approval for bonus shares for the year 2013 on December 4, 2013. The amount of shares approved was 142,857 shares with a value of $165,000 based upon $1.15 per share on the date of the approval. Through December 31, 2014, Robin eves returned 1,273,360 common shares back to the Company. Mr. Eves also returned 457,143 options back to the company that were previously awarded. Mr. Eves signed a two year contract on July 1, 2017 at an annual salary of $519,750. He was also awarded 750,000 common shares upon signing and received an additional 750,000 shares, valued at $67,500 on July 1, 2018. Mr. Eves was issued 2,300,797 common shares as a bonus on May 1, 2018, valued at $203,621. Mr. Eves was issued 2,204,000 common shares as a bonus on May 28, 2019, valued at $220,400.

(2) On November 26, 2013 Aiden Neary signed a two year Executive Employment Agreement which called for 142,857 shares to be issued at the time of signing his agreement and 142,857 that vest 1 year after the date of grant. These shares were approved to be issued and the issuance was deferred until after the Company completes its planned common stock reverse.  The fair value of this award was determined to be $300,000 based upon $1.05 on the date of grant. Mr. Neary was approved to receive 28,571 shares of stock as a bonus for 2013 on December 4, 2013. These shares had a value of $33,000 based upon $1.15 per shares on the date of the approval. Through year ended December 31, 2015 Mr. Neary returned 497,527 common shares back to the company. Mr. Neary also forfeited his right of the second tranche of 142,857 shares before vested. Mr. Neary signed a two year contract on July 1, 2017 at an annual salary of $450,000. He was also awarded 750,000 common shares upon signing and received an additional 750,000 shares, valued at $67,500 on July 1, 2018. Mr. Neary was issued 1,992,032 common shares as a bonus on May 1, 2018, valued at $176,295. Mr. Neary was issued 2,204,000 common shares as a bonus on May 28, 2019, valued at $220,400.

OUTSTANDING EQUITY AWARDS AT FISCAL YEAR-END

There were no outstanding grants of stock options or unvested stock awards outstanding on the last day of the fiscal year ended December 31, 2019 to any of the executive officers named in the Summary Compensation Table.

The following table sets forth, for the current year, the dollar value of all cash and non-cash compensation for the Company’s directors.

DIRECTOR COMPENSATION

Name	Year	Fees Earned or Paid in Cash ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Non Qualified Deferred Compensation Earnings	All Other Compensation ($)	Total ($)
Robin Eves	2019	-	-	-	-	-	-	-
Aiden Neary	2019	-	-	-	-	-	-	-
Rob Liscouski (1)	2019	25,000	-	-	-	-	-	25,000
Scott Younger(2)	2019	25,000	-	-	-	-	-	25,000
Thomas Shreve(3)	2019	25,000						25,000

(1) Mr. Liscouski’s directors fees have been accrued

(2) Mr. Younger’s directors fees have been accrued

(3) Mr. Shreve directors fees have been accrued

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth information, as of December 31, 2019, with respect to each person known by the Company to own beneficially more than 5% of the 181,347,218 shares of our issued and outstanding common stock, as well as the beneficial ownership of each director and officer and all directors and officers as a group. We are not aware of any present arrangements that could result in a change of control of the Company.  Except as otherwise indicated, each of the stockholders listed below has sole voting and investment power over the shares beneficially owned. Except as otherwise indicated, addresses are c/o Clean Coal Technologies, Inc., 295 Madison Avenue (12th Floor) New York, NY 10017.

Officers and Directors	Amount and Nature of Beneficial Ownership(1)	Percent of Class

Robin Eves, President, CEO, Director	17,485,777	9.6%
Aiden Neary, COO/CFO	23,140,213	12.8%
Thomas Shreve, Director	100,000	0%
Robert Liscouski, Director	100,000	0%
Scott Younger, Director	372,858	0%
All directors and officers as a group (5 persons)	41,198,848	23.2%

Independent holders of more than 5%
Tacho Sandoval	18,780,675	10.3%

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Wages and bonus payable to related parties

Accruals for salary and bonuses to officers and directors are included in accrued liabilities in the balance sheets and totaled $3,090,052 and $2,719,653 as of December 31, 2019 and 2018, respectively. As part of the separation agreement with Mr. Ponce de Leon, the Company agreed to pay him all his accrued salary within two years but agreed to pay him $200,000 by November 2015 out of revenues earned. As the Company did not earn revenue in 2015 and as at December 2019 has still not earned revenue, the obligation to Mr. Ponce de Leon of $1,594,725 is currently in default and the amount includes $368,011 in accrued interest. It is the Company’s intention to pay Mr. Ponce de Leon immediately upon receiving revenue.

Nonconvertible Debt

During the year ended December 31, 2019 and 2018, the Company received $615,000 and $35,000 from the issuance of related party notes payable to an affiliate. The notes are due on demand and do not accrue interest. As of December 31, 2019 and 2018, the Company had outstanding notes payable to affiliates of the Company of $700,000 and 85,000, respectively. These notes payable of the Company are unsecured, bear no interest and are due on demand.

During the years ended December 31, 2019 and 2018, the Company received $243,000 and $1,600 from related party advances, respectively. The Company repaid $165,000 and $0 on these advances during the years ended December 31, 2019 and 2018, respectively. The advances are due on demand and do not accrue interest. As of December 31, 2019 and 2018, the Company had outstanding advances payable to an officer of the Company of $79,600 and $1,600, respectively. The advances payable are unsecured, bear no interest and are due on demand.

Convertible Debt

2019

During the year ended December 31, 2019, the Company borrowed an aggregate of $341,653, net of beneficial conversion features of $141,338, under convertible notes payable from a Company with an interest owned by a significant stockholder. The convertible notes are secured by assets and the common stock of the Company, bear interest at 12% per annum and are due three years from the dates of issuance. As of December 31, 2019, the Company had outstanding short-term convertible notes payable of $6,593,469, net of unamortized discounts of $658,922 and outstanding long-term convertible notes payable of $2,601,753, net of unamortized discounts of $1,548,257. The convertible notes payable are mature between November 2018 and November 2022 and are convertible at $0.06 per share, which was a discount to the market price on the date of issuance. Amortization expense related to debt discounts on convertible debt for the year ended December 31, 2019 was $1,224,928. As of December 31, 2019, $4,510,384 in convertible notes are past due.

2018

During the year ended December 31, 2018, the Company borrowed an aggregate of $2,284,800, net of beneficial conversion feature of $1,907,655, under convertible notes payable from a Company with an interest owned by a significant stockholder. As of December 31, 2018, the Company had outstanding short-term convertible notes payable of $4,660,381, net of unamortized discounts of $139,977 and outstanding long term convertible notes payable of $5,026,800, net of unamortized discounts of $3,154,012. The convertible notes payable mature between November 2018 and December 2021 and are convertible at $0.06 per share, which was a discount to the market price on the date of issuance. Amortization expense related to debt discounts on convertible debt for the year ended December 31, 2018 was $1,506,170.

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

During August 2019, the Company issued 1,875,000 shares of common stock for the conversion of $150,000 related party convertible notes payable, or the stated conversion price $0.08 per share.

During the year ended December 31, 2018, the Company issued a total of 5,792,829 common shares for compensation to two officers, fair value of $514,916 is recognized as expense during 2019.

During the year ended December 31, 2018, the Company issued 100,000 common shares for compensation to a member of the board of directors, fair value of $8,000 is recognized as expense during 2019.

During the year ended December 31, 2018, the Company issued an aggregate of 19,186,333 common shares to a related party convertible note holder for conversion of $1,534,907 in principal.

Non-Binding License Agreement – related party

During July 2017, the Company entered into a non-binding agreement to explore the opportunity of engaging in a license of Clean Coal Pristine M technology. As part of the non-binding agreement, in September 2017, the Company received a non-refundable deposit of $100,000, subject to application to any future license agreement, from Wyoming New Power. The license agreement is for two million tons per annum. The remainder of the license fee will be due upon the signing of a definitive license agreement expected in 2020. Wyoming New Power is a related party because it is controlled by an entity that has a significant interest in Clean Coal Technologies, Inc.

Director Independence

Our Board is not subject to any independence requirements. However, our Board has reviewed the independence of its directors under the requirements set forth by the NASDAQ Stock Market. Messrs. Eves and Neary are officers of the Company and therefore not deemed independent directors.  Mr. Liscouski, Dr. Younger and Mr. Shreve are deemed to be independent directors.

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES

Fees billed to the Company by MaloneBailey, LLP

	2019	2018
(1) Audit Fees	$48,000	$48,000
(2) Tax Fees	$-	$-
(3) Other Fees	$-	$-

All audit and non-audit services and fees are approved by the Board of Directors.

PART IV

ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a) Documents filed with this report.

1. Financial Statements:

See Index to Financial Statements on page 22.

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

/s/Robin Eves
Dated: March 10, 2020	Robin Eves CEO, President, Principal Executive Officer

Dated: March 10, 2020	/s/Aiden Neary
Aiden Neary CFO, Principal Financial Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities indicated on the 10th day of March 2020.

/s/Robin Eves	/s/Scott Younger
Robin Eves, CEO, President and Director	Scott Younger, Director

/s/Robert Liscouski	/s/Thomas Shreve
Robert Liscouski, Director	Thomas Shreve, Director

/s/Aiden Neary
Aiden Neary, COO, CFO and Director