Form 10-Q
period 2020-03-31
Clean Coal Technologies Inc.
filed 2020-05-14
CIK 1445109

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: March 31, 2020

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

The number of shares outstanding of Registrant’s Common Stock as of date: May 11, 2020: 186,857,749

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

Clean Coal Technologies, Inc.

Balance Sheets

(Unaudited)

	March 31,	December 31,
	2020	2019
ASSETS
Current Assets
Cash	$3,020	$92,282
Prepaid Expenses	39,219	39,219
Total Current Assets	42,239	131,501

Right to use ground lease, net of accumulated amortization of $23,000 and $20,000, respectively	13,000	16,000

Total Assets	$55,239	$147,501

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current Liabilities
Accounts payable	$895,889	$1,022,110
Accrued liabilities	8,018,652	7,671,748
Customer deposit – related party	100,000	100,000
Convertible debt, net of unamortized discounts – related party	7,301,496	6,593,459
Notes payable – related party	754,600	754,600
Convertible notes payable, net of unamortized discount	1,833,238	1,396,682
Notes payable	413,185	413,185
Total Current Liabilities	19,317,060	17,951,784

Long-Term Liabilities
Convertible debt, net of unamortized discounts – related party	775,986	1,068,464
Total Liabilities	20,093,046	19,020,248

Stockholders’ Deficit:
Common stock, $0.00001 par value; 500,000,000 shares authorized, 181,347,218 and 181,347,218 shares issued and outstanding, respectively	1,815	1,815
Additional paid-in capital	260,131,700	260,127,550
Accumulated deficit	(280,171,322)	(279,002,112)
Total Stockholders’ Deficit	(20,037,807)	(18,872,747)
Total Liabilities and Stockholders’ Deficit	$55,239	$147,501

The accompanying notes are an integral part of these unaudited financial statements.

Clean Coal Technologies, Inc.

Statements of Operations

(Unaudited)

	Three Months Ended
	March 31,
	2020	2019

Operating Expenses:
General and administrative	$348,630	$377,494
Research and development	69,545	3,000
Consulting services	998	4,498
Gain on settlement of accounts payable	(131,539)	-
Loss from Operations	(287,634)	(384,992)

Other Expenses:
Interest expense	826,576	637,909
Debt prepayment and default expense	55,000	119,000
Total Other Expenses	(881,576)	(756,909)

Net Loss	$(1,169,210)	$(1,141,901)

Weighted average shares outstanding – basic and diluted	181,347,218	174,427,854

Net loss per share basic and diluted	$(0.01)	$(0.01)

The accompanying notes are an integral part of these unaudited financial statements.

 Clean Coal Technologies, Inc.

Unaudited Statements of Changes in Stockholders’ Deficit

For the Three Months Ended March 31, 2019 and 2020

			Additional		Total
	Common Stock		Paid-In	Accumulated	Stockholders’
	Shares	Amount	Capital	Deficit	Deficit
Balance December 31, 2018	174,427,854	$1,745	$259,320,220	$(273,971,664)	$(14,649,699)
Beneficial conversion feature on convertible debt	-	-	50,992	-	50,992
Net loss for the three months ended March 31, 2019	-	-	-	(1,141,901)	(1,141,901)
Balance, March 31, 2019	174,427,854	$1,745	$259,371,212	$(275,113,565)	$(15,740,608)

Balance December 31, 2019	181,347,218	$1,815	$260,127,550	$(279,002,112)	$(18,872,747)
Beneficial conversion feature on convertible debt	-	-	4,150	-	4,150
Net loss for the three months ended March 31, 2020	-	-	-	(1,169,210)	(1,169,210)
Balance, March 31, 2020	181,347,218	$1,815	$260,131,700	$(280,171,322)	$(20,037,807)

The accompanying notes are an integral part of these unaudited financial statements.

Clean Coal Technologies, Inc.

Statements of Cash Flows

(Unaudited)

	Three Months Ended
	March 31,
	2020	2019
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(1,169,210)	$(1,141,901)
Adjustment to reconcile net loss to net cash used in operating activities:
Amortization of debt discounts	436,365	306,448
Gain on settlement of accounts payable	(131,539)	-
Amortization of lease asset	3,000	3,000
Debt extension expense	30,000	55,000
Changes in operating assets and liabilities:
Decrease (increase) in accounts payable	5,318	(85,302)
Increase in accrued expenses	346,904	304,898
Net Cash Used in Operating Activities	(479,162)	(557,857)

CASH FLOWS FROM FINANCING ACTIVITIES:
Borrowings on convertible debt, net of original issue discounts	535,000	-
Payments on convertible debt	(150,000)	-
Payments of debt issuance costs	(20,000)	-
Borrowings on convertible debt, net of original issue discounts – related party	24,900	125,000
Borrowings on notes payable – related party	-	292,000
Borrowings on notes payable	-	300,000
Payments on notes payable	-	(160,000)
Net Cash Provided by Financing Activities	389,900	557,000

NET CHANGE IN CASH AND CASH EQUIVALENTS	(89,262)	(857)
CASH AND CASH EQUIVALENTS - beginning of period	92,282	25,745
CASH AND CASH EQUIVALENTS - end of period	$3,020	$24,888

SUPPLEMENTAL DISCLOSURES:
Cash paid for interest	$-	$-
Cash paid for income taxes	$-	$-

NON-CASH INVESTING AND FINANCING ACTIVITIES:
Beneficial conversion feature on convertible debt – related party	$4,150	$50,992

The accompanying notes are an integral part of these unaudited financial statements.

Clean Coal Technologies, Inc.

Notes to Financial Statements

(Unaudited)

NOTE 1: BASIS OF PRESENTATION

The accompanying unaudited interim financial statements of Clean Coal Technologies, Inc. (“Clean Coal”, the “Company”) have been prepared in accordance with accounting principles generally accepted in the United States of America and the rules of the Securities and Exchange Commission, and should be read in conjunction with the audited financial statements and notes thereto contained in Clean Coal’s Annual Report on Form 10-K filed with the SEC. In the opinion of management, the accompanying unaudited interim financial statements reflect all adjustments, consisting of normal recurring adjustments, necessary to present fairly the financial position and the results of operations for the interim period presented herein. The results of operations for interim periods are not necessarily indicative of the results to be expected for the full year or for any future period. Notes to the financial statements which would substantially duplicate the disclosure contained in the audited financial statements for fiscal 2019 as reported in the Form 10K have been omitted.

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

For the three months ended March 31, 2020 and 2019, the Company realized net losses, resulting in outstanding warrants and convertible debt having an antidilutive effect. All potentially dilutive instruments were excluded from the calculation of diluted net loss per share as their inclusion would have been anti-dilutive.

The following table summarizes the potential shares of common stock that were excluded from the computation of diluted net loss per share for the three months ended March 31, 2020 and 2019 as such shares would have had an anti-dilutive effect:

	March 31,
	2020	2019
Common stock warrants	2,852,329	4,180,000
Convertible notes payable	149,536,533	145,088,981
Total	152,388,862	149,268,981

Recent Accounting Pronouncements

The Company has implemented all new accounting pronouncements that are in effect and that may impact its financial statements. The Company does not believe that there are any other new accounting pronouncements that have been issued that might have a material impact on its financial position or results of operations.

NOTE 2: GOING CONCERN

The accompanying financial statements have been prepared on a going concern basis of accounting which contemplates continuity of operations, realization of assets, liabilities, and commitments in the normal course of business. The accompanying financial statements do not reflect any adjustments that might result if Clean Coal is unable to continue as a going concern. Clean Coal has an accumulated deficit and a working capital deficit as of March 31, 2020 with no significant revenues anticipated for the near term. Management believes Clean Coal will need to raise capital in order to operate over the next 12 months. As shown in the accompanying financial statements, Clean Coal has also incurred significant losses from operations since inception. Clean Coal’s continuation as a going concern is dependent upon its ability to generate sufficient cash flow to meet its obligations on a timely basis and ultimately to attain profitability. Clean Coal has limited capital with which to pursue its business plan. There can be no assurance that Clean Coal’s future operations will be significant and profitable, or that Clean Coal will have sufficient resources to meet its objectives. These conditions raise substantial doubt as to Clean Coal’s ability to continue as a going concern. Management may pursue either debt or equity financing or a combination of both, in order to raise sufficient capital to meet Clean Coal’s financial requirements over the next twelve months and to fund its business plan. There is no assurance that management will be successful in raising additional funds.

NOTE 3: RESEARCH AND DEVELOPMENT

Research and development expenses include salaries, related employee expenses, facility lease expense, research expenses and consulting fees. All costs for research and development activities are expensed as incurred. In addition, the Company expenses the costs of licenses of patents and the prosecution of patents until the issuance of such patents and the commercialization of related products is reasonably assured. During the three months ended March 31, 2020 and 2019, the Company recognized $69,545 and $3,000 of research and development costs, respectively.

NOTE 4: RELATED PARTY TRANSACTIONS

Wages and bonus payable to related parties

Accruals for salary and bonuses to officers and directors are included in accrued liabilities in the balance sheets and totaled $3,071,280 and $3,090,052 as of March 31, 2020 and December 31, 2019, respectively. As part of the separation agreement with Mr. Ponce de Leon, the Company agreed to pay him all his accrued salary within two years but agreed to pay him $200,000 by November 2015 out of revenues earned. As the Company did not earn revenue in 2015 and as at March 31, 2020 has still not earned revenue, the obligation to Mr. Ponce de Leon of $1,619,259 is currently in default and the amount includes $417,079 in accrued interest. It is the Company’s intention to pay Mr. Ponce de Leon immediately upon receiving revenue.

Convertible Debt

During the three months ended March 31, 2020, the Company borrowed $24,900, net of beneficial conversion features of $4,150, under a convertible note payable from a Company with an interest owned by a significant stockholder. The convertible note is secured by assets and the common stock of the Company, bears interest at 12% per annum and is due three years from the dates of issuance. As of March 31, 2020 and December 31, 2019, the Company had outstanding short-term convertible notes payable of $8,494,891 and $6,594,469, net of unamortized discounts of $1,193,385 and $658,922, respectively and outstanding long-term convertible notes payable of $1,409,153 and $2,626,753, net of unamortized discounts of $633,167 and $1,558,289, respectively. The convertible notes payable are convertible at $0.06 per share, which was a discount to the market price on the date of issuance. Amortization expense related to debt discounts on convertible debt for the three months ended March 31, 2020 and 2019 was $394,809 and $289,932, respectively.

Nonconvertible Debt

As of March 31, 2020 and December 31, 2019, the Company had outstanding notes payable of $675,000 and $675,000, respectively.

As of March 31, 2020 and December 31, 2019, the Company had outstanding advances payable to an officer of the Company of $79,600 and $79,600, respectively. The advances payable are unsecured, bear no interest and are due on demand.

NOTE 5: DEBT

Accounts Payable

In January2020, following mediation with a vendor of an outstanding balance, the Company successfully won the case and the balance of $131,539 was waived. The company had previously recognized the $131,539 balance in accounts payable, which was reversed in 2020 and recognized as a gain on debt settlement.

Notes Payable

As of March 31, 2020 and December 31, 2019, the Company had outstanding notes payable to former affiliates of the Company of $413,185 and $413,185, respectively. The notes payable are unsecured, bear no interest and are due on demand.

Convertible Debt

During October 2018, the Company borrowed $345,000, net of original debt discount of $45,000 under a note payable bearing interest at 7% per annum, unsecured and was due January 18, 2019. During January 2019, the due date on the note was extended to April 18, 2019 in exchange for a $55,000 debt extension fee added to the principal of the note and the addition of a conversion feature. The conversion feature allowed the holder to convert the principal and accrued interest into shares of the Company’s common stock at a discount of 70% of the lowest trading price for the Company’s common stock during the twenty trading days immediately preceding the conversion. Between April and December 2019, the note was extended several times through January 1, 2020.

Between January and March 2020, the Company extended the note an additional three additional times, paying two payments of $25,000 each, with a total of $30,000 applied to principal and $20,000 to debt extension fees. As of March 31, 2020 and December 31, 2019, the balance on the convertible note payable was $135,000 and $165,000, respectively. These notes have been extended through May 15 and May 30 2020. During the three months ended March 31, 2020 and 2019, the Company recognized $0 and $8,804 in in debt discount amortization expense, respectively.

During February 2019, the Company issued a convertible note payable in the amount of $315,000. The convertible note payable was due one year from the date of issuance, has an original issuance discount of $15,000, accrues interest at the rate of 6% per annum, is unsecured and was convertible at any time into shares of the Company’s common stock at a discount of 65% of the lowest trading price for the Company’s common stock during the ten trading days immediately preceding the conversion. During 2019, the note conversion feature was extended three times through January 6, 2020.

Between January and March 2020, the Company extended the note conversion feature an additional three times through April 15, 2020, paying two payments of $25,000 each, with a total of $30,000 applied to principal, $20,000 to debt extension fees, and incurring prepayment penalties added to principal of $7,500. As of March 31, 2020 and December 31, 2019, the balance on the convertible note payable was $123,329 and $145,829, respectively. During the three months ended March 31, 2020 and 2019, the Company recognized $3,740 and $1,356 in debt discount amortization expense, respectively.

During May 2019, the Company issued a convertible note payable in the amount of $262,500. The convertible note payable is due one year from the date of issuance, has an original issuance discount of $12,500, accrues interest at the rate of 6% per annum, is unsecured and is convertible after 180 days into shares of the Company’s common stock at a discount of 65% of the lowest trading price for the Company’s common stock during the ten trading days immediately preceding the conversion. During 2019, the note conversion feature was extended three times through January 22, 2020.

Between January and March 2020, the Company extended the note conversion feature an additional three times through April 15, 2020, paying payments totaling $87,500, with a total of $60,000 applied to principal, $10,000 to interest, $17,500 to debt extension fees and incurring prepayment penalties added to principal of $15,000. As of March 31, 2020 and December 31, 2019, the balance on the convertible note payable was $157,500 and $202,500, respectively. During the three months ended March 31, 2020, the Company recognized $3,116 in debt discount amortization expense.

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

Between January and March 2020, the Company extended the note conversion feature through April 15, 2020, paying $37,500, with $30,000 applied to principal, $7,500 to debt extension fees and incurring prepayment penalties added to principal of $7,500. As of March 31, 2020 and December 31, 2019, the balance on the convertible note payable was $157,500 and $135,000, respectively. During the three months ended March 31, 2020, the Company recognized $1,870 in debt discount amortization expense.

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

Between January and March 2020, the Company extended the note conversion feature through April 15, 2020. As of March 31, 2020 and December 31, 2019, the balance on the convertible notes payable were $135,000 and $135,000 each, respectively. During the three months ended March 31, 2020, the Company recognized $5,734 in debt discount amortization expense.

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

As of March 31, 2020 and December 31, 2019, the balance on the convertible note payable was $336,000 and $336,000, respectively. During the three months ended March 31, 2020, the Company recognized $11,219 in debt discount amortization expense.

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

As of March 31, 2020 and December 31, 2019, the balance on the convertible note payable was $220,000 and $220,000, respectively. During the three months ended March 31, 2020, the Company recognized $6,482 in debt discount amortization expense.

During January 2020, the Company issued a convertible note payable in the amount of $138,000. The convertible note payable is due one year from the date of issuance, has an original issuance discount of $3,000, accrues interest at the rate of 8% per annum, is unsecured and is convertible after 180 days into shares of the Company’s common stock at a discount of 65% of the lowest trading price for the Company’s common stock during the ten trading days immediately preceding the conversion.

As of March 31, 2020, the balance on the convertible note payable was $138,000. During the three months ended March 31, 2020, the Company recognized $518 in debt discount amortization expense.

During February 2020, the Company issued a convertible note payable in the amount of $440,000. The convertible note payable is due one year from the date of issuance, has an original issuance discount of $40,000, accrues interest at the rate of 5% per annum, is unsecured and is convertible after 180 days into shares of the Company’s common stock at a discount of 65% of the lowest trading price for the Company’s common stock during the ten trading days immediately preceding the conversion.

As of March 31, 2020, the balance on the convertible note payable was $440,000. During the three months ended March 31, 2020, the Company recognized $8,877 in debt discount amortization expense.

During the three months ended March 31, 2020, the Company paid $20,000 as a debt financing fee on the above financings.

NOTE 6: COMMON STOCK WARRANTS

There were no warrants issued during the three months ended March 31, 2020 or the year ended December 31, 2019. The following table presents the common stock warrant activity during the three months ended March 31, 2020:

		Weighted	Weighted
		Average	Average
	Warrants	Exercise Price	Remaining Term
Outstanding - December 31, 2019	2,852,329	$0.11	1.25
Granted	-	-	-
Forfeited/expired	-	-	-
Exercised	-	-	-
Outstanding – March 31, 2020	2,852,329	$0.11	1.00

Exercisable – March 31, 2020	2,852,329	$0.11	1.00

The intrinsic value of the exercisable warrants as of March 31, 2020 was $0.

NOTE 7: SUBSEQUENT EVENTS

During April 2020, a related party convertible note holder elected to convert $100,000 of note principal into 1,250,000 shares of the Company’s common stock at $0.08 per share.

During April 2020, the company entered into a six month 5% convertible note with a third party for $247,500. The note attracted approx. 10% OID and will be convertible after six months at a 35% discount. The company retains the right to buy back the note during the first six months.

During May 2020, convertible note holders elected to convert a total of $139,500 of note principal and $4,000 in accrued interest and $500 in fees into 4,430,768 shares of the Company’ common stock at approximately $0.03 per share.

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

Our second process, called Pristine-M, is a low-cost coal dehydration technology. In tests, this process has succeeded in drying coal economically and stabilizing it using volatile matter released by the feed coal. Construction of our coal testing plant was completed in December 2015 and was successfully tested through April 2016 at AES Coal Power Utility in Oklahoma. Additional tests commenced and were completed in the fourth quarter of 2017. This test facility has been moved from AES to Wyoming where reassembly has commenced and testing of international coal is expected upon completion of the reassembly. Changes identified to the process by the University of Wyoming and our EPC contractors will be included in the reassembly and it is expected to provide a higher quality end product with a lower capital cost for a commercial unit. The reassembly is expected to be completed in Q2 2020 but is subject to potential delays due to the current pandemic.

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

Development Status:

Pristine process. Pristine process successfully lab tested on small scale and through advanced computer modeling. As at May, 2020, various aspects of the Pristine process were successfully tested at our test facility at the AES coal Power plant in Oklahoma as part of the overall testing of Pristine M. The second-generation facility in Wyoming is expected to perform a more detailed testing of the Pristine process.

Pristine-M. Testing of the Pristine M process on Powder River Basin coal at the AES facility in Oklahoma was completed in December 2017. The Pristine M process was successfully tested and the process, engineering and science were independently proven. The test facility was moved from the AES location to Wyoming where reassembly commenced in Q4 2019 and testing of international coal is expected upon completion of reassembly. The reassembly is expected to be completed in Q2 2020. Over several months in 2018 and early 2019 the University of Wyoming independently validated the Pristine M process in their laboratory.

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

•

The Company entered into a partnership with the University of Wyoming with the sole focus of using our suite of technologies to increase the use of and value of Wyoming Powder River Basin coal. Primary focus is on utilizing our technology to extract valuable derivative products from coal. Changes to the process have been identified by the University and the company EPC engineers and will be incorporated in the reassembly of the facility in Wyoming. The University confirmed in Q2, 2019 that they had successfully validated the Pristine M process in their laboratory and as a result entered into an agreement with the Company. The agreement between the University and the Company is for the reassembly of the second generation test facility. The University will advance to the EPC contractor on a two to one basis up to $500,000 in 2019 and additional $500,000 in 2020. The company will need to first pay $1,000,000 per year for 2019 and 2020, in order for the University to advance their portion of the funds. As of the date of this filing the University has advanced a total of $811,000 directly to the manufacturer of the Rotary Kiln. An additional $200,000 will be paid to the manufacturer by the University upon delivery of the kiln.

•

The Company has been engaged with AusTrade (The Australian Trade and Investment Commission) and through that relationship has partnered with three separate universities in Australia. Like the University of Wyoming these Universities have a focus on their local coal both from a beneficiation perspective and also extracting derivative by products from coal using our technology. The Company received full Australian patents in Q2, 2019 so the company plans to move forward with this relationship in Q2-Q3, 2020 following the assembly of the second-generation test facility.

•

The Company continues in discussions with the Minister for Coal in India and a number of the Energy governmental bodies in India. Coal samples are expected to be sent for testing once the Second Generation Test Facility is assembled which is expected in Q2, 2020.

•

Meetings occurred in Q2, 2019 with the US DOE, DOD and Wyoming State Representatives to further our technology to benefit US coal. These discussions continue through May 2020 in light of the recent coal mining bankruptcies in Wyoming.

Employees

As of March 31, 2020, we had two full-time executives. President and CEO Robin Eves, Chief Operations Officer and Aiden Neary, Chief Financial Officer have written employment agreements. Messrs. Eves and Neary received no compensation for their participation on the Board of Directors.

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

Results of Operations

We had no direct revenues for the three months ended March 31, 2020 or March 31, 2019. In 2017, we received $100,000 as a non-refundable deposit on a two million ton license agreement from Wyoming New Power, a related party. The definitive license agreement is expected to be completed in 2020 following the assembly of the second generation test facility.  In the year ended December 31, 2012, we have received an initial license fee of $375,000 from Jindal paid pursuant to the signing of our coal testing plant construction contract. The balance of $375,000 will be due upon the successful testing of Jindal coal in our second generation test facility in Wyoming. We do not anticipate any significant royalty fees for approximately 12-18 months thereafter.

For the Three Months Ended March 31, 2020 and March 31, 2019

Revenues

We have generated no revenues for the three months ended March 31, 2020 and 2019.

Operating Expenses

Our operating expenses for the three months ended March 31, 2020 totaled $287,634 compared to $384,992 for the three-month period in 2019. The primary component of the operating expenses for the three months ended March 31, 2020 was general and administrative expenses, recognizing $348,630, compared to $377,494 for the three months ended March 31, 2019. We recognized a $66,545 increase in research and development expenses from $3,000 during the three months ended March 31, 2019 compared to $69,545 during the three months ended March 31, 2020. Consulting services decreased slightly to $998 during the three months ended March 31, 2020, from $4,498 during the three months ended March 31, 2019. The Company also recognized a $131,539 gain from the settlement of accounts payable during the three months ended March 31, 2020 and had no such gain in the prior year.

Other Income and Expenses

During the three months ended March 31, 2020, we recognized total other expense of $881,576 compared to $756,909 for the three months ended March 31, 2019. The majority of the increase is due to an $188,667 increase in interest expense during the three months ended March 31, 2020 from interest accruals and amortization of debt discounts on convertible notes payable compared to the three months ended March 31, 2019. The Company also recognized a total of $55,000 and $119,000 in debt extension and repayment penalties during the three months ended March 31, 2020 and 2019, respectively.

      Net Income/Loss

For the three months ended March 31, 2020, we had net loss of $1,169,210, compared to a net loss of $1,141,901 for the three months ended March 31, 2019. The increase in net loss is mainly due to the $124,667 increase in other expenses, partially offset by a $97,358 decrease in loss from operations as discussed above.

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

Liquidity and Capital Resources

We have generated minimal revenues since inception. We have obtained cash for operating expenses through advances and/or loans from affiliates and stockholders, the sale of common stock, the issuance of loans and convertible debentures

Net Cash Used in Operating Activities. Our primary source of operating cash during the three months ended March 31, 2020, was borrowings on related party debt, third party debt and convertible debt. Our primary uses of funds in operations were the completion of the construction of the test facility including the testing of the plant, the payment of professional and consulting fees and general operating expenses.

Net cash used in operating activities was $479,162 for the three months ended March 31, 2020, compared to $557,857 for the same period in 2019. The decrease is mainly a result of the $132,626 increase in accounts payable and accrued expenses during the three months ended March 31, 2020 compared to the 2019 period, partially offset by a $26,622 decrease in non-cash operating activities and $27,309 increase of net loss. Adjustment items to reconcile net income to net cash used in operating activities for the three months ended March 31, 2020 and 2019 consisted of amortization of debt discounts of $436,365 and $306,448, amortization of lease assets of $3,000 and $3,000 and debt extension fees of $30,000 and $55,000, respectively.

Net Cash Used In Investing Activities. There were no investing activities during the three months ended March 31, 2020 or 2019.

Net Cash Provided by Financing Activities. Net cash provided by financing activities during the three months ended March 31, 2020 totaled $389,900, compared to $557,000 during the three months ended March 31, 2019. During the three months ended March 31, 2020, we received $535,000 from the issuance of convertible notes payable, paid $20,000 in debt issuance costs and repaid $150,000 in convertible notes payable, we did not borrow or repay any amounts in the prior 2019 period. We received $24,900 and $125,000 from the issuance of convertible notes payable to a related party during the three months ended March 31, 2020 and 2019, respectively. During the three months ended March 31, 2019, borrowings on related party notes was $292,000, we had no related party borrowings in 2020. During the three months ended March 31, 2019, cash from borrowings on convertible notes payable was $300,000, we had no convertible note borrowings in 2020. During the three months ended March 31, 2019, we repaid $160,000 in note principal, we had no note repayments in 2019.

Cash Position and Outstanding Indebtedness

At March 31, 2020, we had $55,239 in total assets, consisting of $3,020 in cash, $39,219 in prepaid expenses and $13,000 in right to use ground lease, and $20,093,046 in liabilities, which consist of $19,317,070 in current liabilities and $775,976 in long-term liabilities. Current liabilities consist primarily of accounts payable, accrued liabilities, short-term convertible and non-convertible debt and related party convertible and non-convertible debt.

At December 31, 2019, we had total assets of $131,501, consisting of cash of $92,282 and prepaid assets of $39,219, and $19,020,248 in liabilities, which consisted of $17,951,784 in current liabilities and $1,068,464 in long-term liabilities. Current liabilities consist primarily of accounts payable, accrued liabilities, short-term convertible and non-convertible debt and related party convertible and non-convertible debt.

Our working capital deficit at March 31, 2020 and December 31, 2019 was $19,274,831 and $17,840,050, respectively.

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

ITEM 4. CONTROLS AND PROCEDURES

As of March 31, 2020, we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Exchange Act Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended. Based on this evaluation, management concluded that our financial disclosure controls and procedures were not effective due to our limited internal resources and lack of ability to have multiple levels of transaction review. There is a lack of appropriate segregation of duties within the Company, no control documentation being produced, and no one to review control documentation if it was being produced. As of March 31, 2020, we had two full time officers of the company.

There were no changes in internal control over financial reporting that occurred during the period covered by this report that have materially affected, or are reasonably likely to materially effect, our internal controls and procedures. We do not expect to implement any changes to our controls and procedures until there is a significant change in our operations or capital resources.

PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

As part of the separation agreement with Mr. Ponce de Leon, the ex COO of the Company, the Company agreed to pay him his accrued salary of $1,226,711 within two years but agreed to pay him $200,000 by November 2015 out of revenues earned. As the Company did not earn revenue in 2015 and as at December 2017 has still not earned revenue, the obligation to Mr. Ponce de Leon is currently in default. It is the Company’s intention to pay Mr. Ponce de Leon immediately upon receiving revenue including any interest that has been accrued. As of March 31, 2020, the Company has accrued a total of $1,619,259 in accrued salary and interest.

ITEM 1A. RISK FACTORS

For information regarding risk factors, see “Part I. Item 1A. Risk Factors,” in our Annual Report on Form 10-K for the year ended December 31, 2019.

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

Clean Coal Technologies

Date: May 14, 2020	By:	/s/ Aiden Neary
Aiden Neary
Chief Financial Officer