Form 10-Q
period 2020-09-30
Clean Coal Technologies Inc.
filed 2020-11-16
CIK 1445109

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: September 30, 2020

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

The number of shares outstanding of Registrant’s Common Stock as of date: November 13, 2020: 327,785,679

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

Clean Coal Technologies, Inc.

Balance Sheets

(Unaudited)

	September 30,	December 31,
	2020	2019
ASSETS
Current Assets
Cash	$23	$92,282
Prepaid Expenses	2,000	39,219
Total Current Assets	2,023	131,501

Right to use ground lease, net of accumulated amortization of $29,000 and $20,000, respectively	7,000	16,000

Total Assets	$9,023	$147,501

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current Liabilities
Accounts payable	$899,990	$1,022,110
Accrued liabilities	8,912,452	7,671,748
Customer deposit – related party	100,000	100,000
Convertible debt, net of unamortized discounts – related party	8,347,274	6,593,459
Notes payable – related party	784,600	754,600
Convertible notes payable, net of unamortized discount	2,070,782	1,396,682
Notes payable	413,185	413,185
Total Current Liabilities	21,528,283	17,951,784

Long-Term Liabilities
Convertible debt, net of unamortized discounts – related party	520,708	1,068,464
Total Liabilities	22,048,991	19,020,248

Stockholders’ Deficit:
Common stock, $0.00001 par value; 500,000,000 shares authorized, 311,721,913 and 181,347,218 shares issued and outstanding, respectively	3,118	1,815
Additional paid-in capital	261,558,051	260,127,550
Accumulated deficit	(283,601,137)	(279,002,112)
Total Stockholders’ Deficit	(22,039,968)	(18,872,747)
Total Liabilities and Stockholders’ Deficit	$9,023	$147,501

The accompanying notes are an integral part of these unaudited financial statements.

Clean Coal Technologies, Inc.

Statements of Operations

(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2020	2019	2020	2019
Operating Expenses:
General and administrative	$495,450	$303,110	$1,120,919	$1,490,023
Research and development	3,000	53,000	86,245	92,182
Consulting services	10,958	2,403	18,759	24,774
Gain on settlement of accounts payable	-	-	(131,539)	-
Loss from Operations	(509,408)	(358,513)	(1,094,384)	(1,606,979)

Other Expenses:
Change in fair value of share-settled debt	(306,856)	-	(934,548)	-
Interest expense	(783,312)	(665,130)	(2,445,131)	(1,932,196)
Debt prepayment and default expense	(68,962)	(20,000)	(124,962)	(159,000)
Total Other Expenses	(1,159,130)	(685,130)	(3,504,641)	(2,091,196)

Net Loss	$(1,668,538)	$(1,043,643)	$(4,599,025)	$(3,698,175)

Net loss per share basic and diluted	$(0.01)	$(0.01)	$(0.02)	$(0.02)

Weighted average shares outstanding – basic and diluted	259,427,265	180,124,392	209,737,787	176,957,325

The accompanying notes are an integral part of these unaudited financial statements.

 Clean Coal Technologies, Inc.

Unaudited Statements of Changes in Stockholders’ Deficit

For the Three Months Ended September 30, 2019 and 2020

			Additional		Total
	Common Stock		Paid-In	Accumulated	Stockholders’
	Shares	Amount	Capital	Deficit	Deficit
Balance, June 30, 2019	179,472,218	$1,796	$259,902,765	$(276,626,196)	$(16,721,635)
Common stock issued for conversion of notes payable – related party	1,875,000	19	149,981	-	150,000
Beneficial conversion feature on convertible debt	-	-	59,960	-	59,960
Net loss for the three months ended September 30, 2019	-	-	-	(1,043,643)	(1,043,643)
Balance, September 30, 2019	181,347,218	$1,815	$260,112,706	$(277,669,839)	$(17,555,318)

Balance, June 30, 2020	196,425,103	$1,967	$260,611,429	$(281,932,599)	$(21,319,203)
Common stock issued for officer bonus	13,275,153	132	172,417	-	172,549
Common stock issued for services	479,123	4	7,855		7,859
Common stock issued for conversion of notes payable and accrued interest	101,542,534	1,015	766,350	-	767,365
Net loss for the three months ended September 30, 2030	-	-	-	(1,668,538)	(1,668,538)
Balance, September 30, 2020	311,721,913	$3,118	$261,558,051	$(283,601,137)	$(22,039,968)

The accompanying notes are an integral part of these unaudited financial statements.

Clean Coal Technologies, Inc.

Unaudited Statements of Changes in Stockholders’ Deficit

For the Nine months Ended September 30, 2019 and 2020

			Additional		Total
	Common Stock		Paid-In	Accumulated	Stockholders’
	Shares	Amount	Capital	Deficit	Deficit
Balance December 31, 2018	174,427,854	$1,745	$259,320,220	$(273,971,664)	$(14,649,699)
Common stock issued for officer bonus	4,408,000	44	440,756	-	440,800
Common stock issued for services	636,364	7	63,630		63,637
Common stock issued for conversion of notes payable – related party	1,875,000	19	149,981	-	150,000
Beneficial conversion feature on convertible debt	-	-	138,118	-	138,118
Net loss for the nine months ended September 30, 2019	-	-	-	(3,698,175)	(3,698,175)
Balance, September 30, 2019	181,347,218	$1,815	$260,112,706	$(277,669,839)	$(17,555,318)

Balance December 31, 2019	181,347,218	$1,815	$260,127,550	$(279,002,112)	$(18,872,747)
Common stock issued for officer bonus	13,275,153	132	172,417	-	172,549
Common stock issued for services	479,123	4	7,855		7,859
Common stock issued for conversion of notes payable and accrued interest	115,370,419	1,154	1,146,092	-	1,147,246
Common stock issued for conversion of notes payable – related party	1,250,000	13	99,987	-	100,000
Beneficial conversion feature on convertible debt	-	-	4,150	-	4,150
Net loss for the nine months ended September 30, 2020	-	-	-	(4,599,025)	(4,599,025)
Balance, September 30, 2020	311,721,913	$3,118	$261,558,051	$(283,601,137)	$(22,039,968)

The accompanying notes are an integral part of these unaudited financial statements.

Clean Coal Technologies, Inc.

Statements of Cash Flows

(Unaudited)

	Nine months Ended
	September 30,
	2020	2019
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(4,599,025)	$(3,698,175)
Adjustment to reconcile net loss to net cash used in operating activities:
Amortization of debt discounts	1,402,489	919,070
Change in fair value of share-settled debt	934,548	-
Gain on settlement of accounts payable	(131,539)	-
Common stock issued for officer bonus	172,549	440,800
Common stock issued for consulting	7,859	63,638
Amortization of lease asset	9,000	9,000
Debt extension expense	95,712	55,000
Changes in operating assets and liabilities:
Decrease in prepaid expenses	37,219	-
Increase (decrease) in accounts payable	9,418	(114,844)
Increase in accrued expenses	1,314,711	1,125,559
Net Cash Used in Operating Activities	(747,059)	(1,199,952)

CASH FLOWS FROM FINANCING ACTIVITIES:
Borrowings on convertible debt, net of original issue discounts	760,000	700,000
Payments on convertible debt	(162,500)	(374,171)
Borrowings on convertible debt, net of original issue discounts – related party	47,300	329,880
Payments on convertible debt – related party	-	(25,000)
Borrowings on notes payable – related party	30,000	561,000
Payments on notes payable – related party	-	(15,000)
Payment of debt issue costs	(20,000)	-
Net Cash Provided by Financing Activities	654,800	1,176,709

NET CHANGE IN CASH AND CASH EQUIVALENTS	(92,259)	(23,243)
CASH AND CASH EQUIVALENTS - beginning of period	92,282	25,745
CASH AND CASH EQUIVALENTS - end of period	$23	$2,502

SUPPLEMENTAL DISCLOSURES:
Cash paid for interest	$-	$-
Cash paid for income taxes	$-	$-

NON-CASH INVESTING AND FINANCING ACTIVITIES:
Beneficial conversion feature on convertible debt – related party	$4,150	$138,118
Common stock issued for conversion of debt – related party	$100,000	$150,000
Common stock issued for conversion of debt	$1,147,246	$-

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

For the nine months ended September 30, 2020 and 2019, the Company realized net losses, resulting in outstanding warrants and convertible debt having an antidilutive effect. All potentially dilutive instruments were excluded from the calculation of diluted net loss per share as their inclusion would have been anti-dilutive.

The following table summarizes the potential shares of common stock that were excluded from the computation of diluted net loss per share for the nine months ended September 30, 2020 and 2019 as such shares would have had an anti-dilutive effect:

	September 30,
	2020	2019
Common stock warrants	2,852,329	2,852,329
Common stock options	-	114,285
Convertible notes payable	270,815,376	148,503,648
Total	273,667,708	151,470,262

Recent Accounting Pronouncements

The Company has implemented all new accounting pronouncements that are in effect and that may impact its financial statements. The Company does not believe that there are any other new accounting pronouncements that have been issued that might have a material impact on its financial position or results of operations.

NOTE 2: GOING CONCERN

The accompanying financial statements have been prepared on a going concern basis of accounting which contemplates continuity of operations, realization of assets, liabilities, and commitments in the normal course of business. The accompanying financial statements do not reflect any adjustments that might result if Clean Coal is unable to continue as a going concern. Clean Coal has an accumulated deficit and a working capital deficit as of September 30, 2020 with no significant revenues anticipated for the near term. Management believes Clean Coal will need to raise capital in order to operate over the next 12 months. As shown in the accompanying financial statements, Clean Coal has also incurred significant losses from operations since inception. Clean Coal’s continuation as a going concern is dependent upon its ability to generate sufficient cash flow to meet its obligations on a timely basis and ultimately to attain profitability. Clean Coal has limited capital with which to pursue its business plan. There can be no assurance that Clean Coal’s future operations will be significant and profitable, or that Clean Coal will have sufficient resources to meet its objectives. These conditions raise substantial doubt as to Clean Coal’s ability to continue as a going concern. Management may pursue either debt or equity financing or a combination of both, in order to raise sufficient capital to meet Clean Coal’s financial requirements over the next twelve months and to fund its business plan. There is no assurance that management will be successful in raising additional funds.

NOTE 3: RESEARCH AND DEVELOPMENT

Research and development expenses include salaries, related employee expenses, facility lease expense, research expenses and consulting fees. All costs for research and development activities are expensed as incurred. In addition, the Company expenses the costs of licenses of patents and the prosecution of patents until the issuance of such patents and the commercialization of related products is reasonably assured. During the nine months ended September 30, 2020 and 2019, the Company recognized $86,245 and $92,182 of research and development costs, respectively.

NOTE 4: RELATED PARTY TRANSACTIONS

Wages and bonus payable to related parties

Accruals for salary and bonuses to officers and directors are included in accrued liabilities in the balance sheets and totaled $3,431,536 and $3,090,052 as of September 30, 2020 and December 31, 2019, respectively. As part of the separation agreement with Mr. Ponce de Leon, the Company agreed to pay him all his accrued salary within two years but agreed to pay him $200,000 by November 2015 out of revenues earned. As the Company did not earn revenue in 2015 and as at September 30, 2020 has still not earned revenue, the obligation to Mr. Ponce de Leon of $1,643,793 is currently in default and the amount includes $466,147 in accrued interest. It is the Company’s intention to pay Mr. Ponce de Leon immediately upon receiving revenue.

Convertible Debt

During the nine months ended September 30, 2020, the Company borrowed $47,300, net of beneficial conversion features of $4,150, and issued 1,250,000 shares of common stock in conversion of $100,000 principal under convertible notes payable from a Company with an interest owned by a significant stockholder. The convertible notes are secured by assets and the common stock of the Company, bear interest at 12% per annum and are due three years from the dates of issuance. As of September 30, 2020, and December 31, 2019, the Company had outstanding short-term convertible notes payable of $8,844,692 and $6,594,469, net of unamortized discounts of $497,406 and $658,922, respectively and outstanding long-term convertible notes payable of $981,753 and $2,626,753, net of unamortized discounts of $461,045 and $1,558,289, respectively.

The convertible notes payable are convertible at $0.06 per share, which was a discount to the market price on the dates of issuance. Amortization expense related to debt discounts on convertible debt for the nine months ended September 30, 2020 and 2019 was $1,262,910 and $893,835, respectively.

Nonconvertible Debt

As of September 30, 2020, and December 31, 2019, the Company had outstanding notes payable of $705,000 and $675,000, respectively.

As of September 30, 2020, and December 31, 2019, the Company had outstanding advances payable to an officer of the Company of $79,600 and $79,600, respectively. The advances payable are unsecured, bear no interest and are due on demand.

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

Notes Payable

As of September 30, 2020, and December 31, 2019, the Company had outstanding notes payable to former affiliates of the Company of $413,185 and $413,185, respectively. The notes payable are unsecured, bear no interest and are due on demand.

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

During October 2018, the Company borrowed $345,000, net of original debt discount of $45,000 under a note payable bearing interest at 7% per annum, unsecured and was originally due January 18, 2019. Between January 2019 and March 2020, the due date on the note was extended multiple times in exchange for a total of $85,000 debt extension fee added to the principal of the note, the addition of a conversion feature and $20,000 in extension fees. The conversion feature allowed the holder to convert the principal and accrued interest into shares of the Company’s common stock at a discount of 70% of the lowest trading price for the Company’s common stock during the twenty trading days immediately preceding the conversion. During May 2020, the remaining note principal of $135,000 note and accrued interest totaling $32,881 were converted into 6,432,216 shares of common stock. During the nine months ended September 30, 2020 and 2019, the Company recognized $0 and $8,804 in in debt discount amortization expense, respectively.

During February 2019, the Company issued a convertible note payable in the amount of $315,000. The convertible note payable was due one year from the date of issuance, has an original issuance discount of $15,000, accrues interest at the rate of 6% per annum, is unsecured and was convertible at any time into shares of the Company’s common stock at a discount of 65% of the lowest trading price for the Company’s common stock during the ten trading days immediately preceding the conversion. Between February 2019 and June 2020, the Company extended the note conversion feature multiple times through April 15, 2020, paying two payments of $25,000 each, with a total of $30,000 applied to principal, $20,000 to debt extension fees, and incurring prepayment penalties added to principal of $7,500. During April 2020, the note became convertible at the option of the holder. During July 2020, the Company issued a total of 11,700,908 shares of common stock for the conversion of $95,000 in note principal.

The fair value of the discount conversion feature on the remaining principal balance was $43,260 as of September 30, 2020. As of September 30, 2020 and December 31, 2019, the balance on the convertible note payable was $71,589 and $145,829, respectively. During the nine months ended September 30, 2020 and 2019, the Company recognized $8,671 and $2,548 in debt discount amortization expense, respectively.

During May 2019, the Company issued a convertible note payable in the amount of $262,500. The convertible note payable is due one year from the date of issuance, has an original issuance discount of $12,500, accrues interest at the rate of 6% per annum, is unsecured and is convertible after 180 days into shares of the Company’s common stock at a discount of 65% of the lowest trading price for the Company’s common stock during the ten trading days immediately preceding the conversion. Between May 2019 and June 2020, the Company extended the note conversion feature multiple times through April 15, 2020, paying payments totaling $187,500, with a total of $140,000 applied to principal, $10,000 to interest, $37,500 to debt extension fees and incurring prepayment penalties added to principal of $35,000. Between May and June 2020, the Company issued a total of 12,509,667 shares of common stock for the conversion of $150,000 in note principal. On May 27, 2020, the Company incurred a 25% late fee of $39,375, which was added to the principal balance. During April 2020, the note became convertible at the option of the holder. The fair value of the discount conversion feature on the remaining principal balance was $31,024 as of September 30, 2020.

As of September 30, 2020, and December 31, 2019, the balance on the convertible note payable was $63,083 and $202,500, respectively. During the nine months ended September 30, 2020 and 2019, the Company recognized $4,863 and $4,486 in debt discount amortization expense, respectively.

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

Between January and March 2020, the Company extended the note conversion feature through April 15, 2020, paying $37,500, with $30,000 applied to principal, $7,500 to debt extension fees and incurring prepayment penalties added to principal of $7,500. During April 2020, the note became convertible at the option of the holder. The fair value of the discount conversion feature on the remaining principal balance was $115,850 as of September 30, 2020. On August 10, 2020, the Company incurred a 25% late fee of $33,837, which was added to the principal balance.

As of September 30, 2020, and December 31, 2019, the balance on the convertible note payable was $227,187 and $135,000, respectively. During the nine months ended September 30, 2020 and 2019, the Company recognized $4,459 and $1,151 in debt discount amortization expense, respectively.

During September 2019, the Company issued two convertible notes payable totaling $270,000, or $135,000 each. The convertible notes payable were due one year from the date of issuance, each had an original issuance discount of $11,500, accrued interest at the rate of 6% per annum, unsecured and were convertible after 180 days into shares of the Company’s common stock at a discount of 65% of the lowest trading price for the Company’s common stock during the ten trading days immediately preceding the conversion.

During April 2020, the notes became convertible at the option of the holder. Between May and June 2020, the Company repaid $12,500 in principal in cash and the holders elected to convert the remaining principal of $257,000 and $12,050 in accrued interest for 18,002,387 shares of the Company’s common stock. As of September 30, 2020, and December 31, 2019, the balance on the convertible notes payable was $0 and $270,000, respectively. During the nine months ended September 30, 2020 and 2019, the Company recognized $16,888 and $0 in debt discount amortization expense, respectively.

During November 2019, the Company issued a convertible note payable in the amount of $336,000. The convertible note payable is due one year from the date of issuance, has an original issuance discount of $45,000, accrues interest at the rate of 10% per annum, is unsecured and is convertible after 180 days into shares of the Company’s common stock at a discount of 65% of the lowest trading price for the Company’s common stock during the ten trading days immediately preceding the conversion. During May 2020, the note became convertible at the option of the holder. Between July and September 2020, the note holder elected to convert $201,000 of principal and $14,642 in accrued interest for 32,662,941 shares of the Company’s common stock.

The fair value of the discount conversion feature on the remaining principal balance was $129,986 as of September 30, 2020. As of September 30, 2020, and December 31, 2019, the balance on the convertible note payable was $264,986 and $336,000, respectively. During the nine months ended September 30, 2020, the Company recognized $33,781 in debt discount amortization expense.

During December 2019, the Company issued a convertible note payable in the amount of $220,000. The convertible note payable is due one year from the date of issuance, has an original issuance discount of $26,000, accrues interest at the rate of 7% per annum, is unsecured and is convertible after 180 days into shares of the Company’s common stock at a discount of 65% of the lowest trading price for the Company’s common stock during the ten trading days immediately preceding the conversion. During June 2020, the note became convertible at the option of the holder. Between July and September 2020, the note holder elected to convert $169,923 of principal for 22,600,000 shares of the Company’s common stock.

The fair value of the discount conversion feature on the remaining principal balance was $57,314 as of September 30, 2020. As of September 30, 2020 and December 31, 2019, the balance on the convertible note payable was $107,391 and $220,000, respectively. During the nine months ended September 30, 2020, the Company recognized $19,518 in debt discount amortization expense.

During January 2020, the Company issued a convertible note payable in the amount of $138,000. The convertible note payable is due one year from the date of issuance, has an original issuance discount of $3,000, accrues interest at the rate of 8% per annum, is unsecured and is convertible after 180 days into shares of the Company’s common stock at a discount of 65% of the lowest trading price for the Company’s common stock during the ten trading days immediately preceding the conversion. During July 2020, the note became convertible at the option of the holder.

The fair value of the discount conversion feature on the remaining principal balance was $134,401 as of September 30, 2020. As of September 30, 2020, the balance on the convertible note payable was $272,401. During the nine months ended September 30, 2020, the Company recognized $2,022 in debt discount amortization expense.

During February 2020, the Company issued a convertible note payable in the amount of $440,000. The convertible note payable is due one year from the date of issuance, has an original issuance discount of $40,000, accrues interest at the rate of 5% per annum, is unsecured and is convertible after 180 days into shares of the Company’s common stock at a discount of 65% of the lowest trading price for the Company’s common stock during the ten trading days immediately preceding the conversion. During August 2020, the note became convertible at the option of the holder.

The fair value of the discount conversion feature on the remaining principal balance was $422,714 as of September 30, 2020. As of September 30, 2020, the balance on the convertible note payable was $862,713. During the nine months ended September 30, 2020, the Company recognized $38,959 in debt discount amortization expense.

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

As of September 30, 2020, the balance on the convertible note payable was $247,500. During the nine months ended September 30, 2020, the Company recognized $10,418 in debt discount amortization expense.

During the three months ended September 30, 2020, the Company paid $20,000 as a debt financing fee on the above financings.

During the nine months ended September 30, 2020, the Company recognized $934,548 in fair value losses as a result of the conversion options on the above mentioned convertible debt.

NOTE 6: STOCKHOLDERS’ EQUITY

Common Stock

During January 2020, in conjunction with the issuance of a convertible note payable to a related party, the Company recognized a $4,150 debt discount to additional paid-in capital.

During April 2020, the Company issued 1,250,000 shares of common stock for the conversion of $100,000 in principal of a convertible note payable due to a related party.

Between May and September 2020, the Company issued a total of 115,370,419 shares of common stock for the conversion of $1,072,739 in principal, $69,758 in accrued interest and $4,750 in conversion fees on eight convertible notes payable.

During July and August 2020, the Company issued 479,123 shares of common stock for services valued at $7,859 and 13,275,153 shares of common stock to officers and directors for bonuses valued at $172,549. Common stock issued for services was valued at the market prices of the Company’s common stock on the date of grant.

Common Stock Warrants

There were no common stock warrants issued during the nine months ended September 30, 2020 or the year ended December 31, 2019. The following table presents the common stock warrant activity during the nine months ended September 30, 2020:

		Weighted	Weighted
		Average	Average
	Warrants	Exercise Price	Remaining Term
Outstanding - December 31, 2019	2,852,329	$0.11	1.25
Granted	-	-	-
Forfeited/expired	-	-	-
Exercised	-	-	-
Outstanding – September 30, 2020	2,852,329	$0.11	0.24

Exercisable – September 30, 2020	2,852,329	$0.11	0.24

The intrinsic value of the exercisable warrants as of September 30, 2020 was $0.

NOTE 7: SUBSEQUENT EVENTS

During October 2020, the Company issued a total of 7,030,538 shares of common stock for the conversion $45,699 in convertible debt principal.

During November 2020, the Company issued a total of 9,033,228 shares of common stock for the conversion $40,000 in convertible debt principal and $3,736.99 interest and $300 in fees.

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

Our second process, called Pristine-M, is a low-cost coal dehydration technology. In tests, this process has succeeded in drying coal economically and stabilizing it using volatile matter released by the feed coal. Construction of our coal testing plant was completed in December 2015 and was successfully tested through April 2016 at AES Coal Power Utility in Oklahoma. Additional tests commenced and were completed in the fourth quarter of 2017. This test facility has been moved from AES to Wyoming where reassembly has commenced and testing of international coal is expected upon completion of the reassembly. Changes identified to the process by the University of Wyoming and our EPC contractors will be included in the reassembly and it is expected to provide a higher quality end product with a lower capital cost for a commercial unit. The reassembly is expected to be completed in Q1 2021 but is subject to potential delays due to the current pandemic.

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

•

Cost savings and environmental impact reduction. Our pre-combustion solution is expected to be significantly less expensive than post-combustion solutions such as emissions scrubbers.  Not only are the latter prohibitively expensive, they produce coal ash containing the “scrubbed” compounds, which is dumped in toxic waste disposal sites where it may pose continuing environmental risk.  Coal treated using our processes may eliminate the need for post-combustion emissions scrubbers and the resulting toxic ash. By beneficiating the coal it requires less coal to be consumed to achieve the same energy output. This will save on transportation and handling costs and produces a dust free stabilized end product

•

Potential use of compounds removed from treated coal. Volatile matter captured in the Pristine process is removed in the form of hydrocarbon liquids that we believe will be easily blended with crude oil or used as feedstock for various products.  For example, sulfur, which can be removed using the Pristine process, is a basic feedstock for fertilizer.  The harvesting of hydrocarbon liquids from abundant, cheaper coal is a potentially lucrative side benefit of our processes. All coal by-products including Rare Earth Minerals extraction will be tested in the second-generation facility.

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

Development Status:

Pristine process. Pristine process successfully lab tested on small scale and through advanced computer modeling. As at November, 2020, various aspects of the Pristine process were successfully tested at our test facility at the AES coal Power plant in Oklahoma as part of the overall testing of Pristine M. The second-generation facility in Wyoming is expected to perform a more detailed testing of the Pristine process.. The build out and delivery of the Rotary Kiln will enable the test facility to reach significantly higher temperatures to test with more accuracy the Pristine process.

Pristine-M. Testing of the Pristine M process on Powder River Basin coal at the AES facility in Oklahoma was completed in December 2017. The Pristine M process was successfully tested and the process, engineering and science were independently proven. The test facility was moved from the AES location to Wyoming where reassembly commenced in Q4 2019 and testing of international coal is expected upon completion of reassembly. The reassembly is expected to be completed in Q1 2021 but may be negatively impacted by the current pandemic. Over several months in 2018 and early 2019 the University of Wyoming independently validated the Pristine M process in their laboratory. By coating the exterior of the coal during the stabilization period with heavy hydrocarbons the process produces dust free stabilized coal for transportation.

Pristine-SA process. Pristine SA process analysis is at a very early stage. Further research and development is expected using the test facility at its permanent location in Wyoming. The introduction of the Rotary Kiln and the higher temperatures it can achieve will enable a more accurate testing protocol for this process.

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

•

The Company entered into a partnership with the University of Wyoming with the sole focus of using our suite of technologies to increase the use of and value of Wyoming Powder River Basin coal. Primary focus is on utilizing our technology to extract valuable derivative products from coal. Changes to the process have been identified by the University and the company EPC engineers and will be incorporated in the reassembly of the facility in Wyoming. The University confirmed in Q2, 2019 that they had successfully validated the Pristine M process in their laboratory and as a result entered into an agreement with the Company. The agreement between the University and the Company is for the reassembly of the second generation test facility. The University will advance to the EPC contractor on a two to one basis. As of the date of this filing the University has advanced a total of approx. $1,200,000 directly to the manufacturer of the Rotary Kiln. The kiln and all its relevant control panels was delivered to our site at Gillette, Wyoming in August 2020.

•

The Company has been engaged with AusTrade (The Australian Trade and Investment Commission) and through that relationship has partnered with three separate universities in Australia. Like the University of Wyoming these Universities have a focus on their local coal both from a beneficiation perspective and also extracting derivative by products from coal using our technology. The Company received full Australian patents in Q2, 2019 so the company plans to move forward with this relationship in Q1, 2021 following the assembly of the second-generation test facility.

•

The Company continues in discussions with the Minister for Coal in India and a number of the Energy governmental bodies in India. Coal samples are expected to be sent for testing once the Second Generation Test Facility is assembled which is expected in Q1, 2021 but subject to potential delays due to the current pandemic.

•

Meetings occurred in Q2, 2019 with the US DOE, DOD and Wyoming State Representatives to further our technology to benefit US coal. These discussions continue through November 2020 in light of the recent coal mining bankruptcies in Wyoming.

In September 2020, the Company signed an MOU with Energy Capital Economic Development (“ECED”) based in Wyoming. It establishes terms and conditions under which the Company and ECED will collaborate to achieve a common goal of advancing Wyoming coal as an energy feedstock as well as valuable mineral extraction from PRB coal.

Employees

As of September 30, 2020, we had two full-time executives. President and CEO Robin Eves, Chief Operations Officer and Aiden Neary, Chief Financial Officer have written employment agreements. Messrs. Eves and Neary received no compensation for their participation on the Board of Directors.

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

Results of Operations

We had no direct revenues for the three months ended September 30, 2020 or September 30, 2019. In 2017, we received $100,000 as a non-refundable deposit on a two million ton license agreement from Wyoming New Power, a related party. The definitive license agreement is expected to be completed in 2020 following the assembly of the second generation test facility.  In the year ended December 31, 2012, we have received an initial license fee of $375,000 from Jindal paid pursuant to the signing of our coal testing plant construction contract. The balance of $375,000 will be due upon the successful testing of Jindal coal in our second generation test facility in Wyoming. We do not anticipate any significant royalty fees for approximately 12-18 months thereafter.

For the Three Months Ended September 30, 2020 and September 30, 2019

Revenues

We have generated no revenues for the three months ended September 30, 2020 and 2019.

Operating Expenses

Our operating expenses for the three months ended September 30, 2020 totaled $509,408, compared to $358,513 for the three month period in 2019. The primary component of the operating expenses for the three months ended September 30, 2020 and 2019 was general and administrative expenses, recognizing $495,450, compared to $303,110 for the three months ended September 30, 2019. The $192,340 increase in general administrative is mainly due to the issuance of common stock for officer bonuses totaling $172,549 during the 2020 period, we had no such expenses in 2019. We also recognized a $50,000 decrease in research and development expenses and an $8,555 increase in consulting services compared to the three months ended September 30, 2019.

Other Income and Expenses

During the three months ended September 30, 2020, we recognized total other expense of $1,159,130 compared to total other expense of $685,130 for the three months ended September 30, 2019. The $474,000 increase during the three months ended September 30, 2020 is mainly due to a $306,856 increase in the fair value of convertible note conversion options, as well as an $118,182 increase in interest expense and a $48,962 increase in debt standstill, default and extension expenses compared to the 2019 period, all a result of increases in convertible notes payable during the 2020 period.

Net Income/Loss

For the three months ended September 30, 2020, we had net loss of $1,668,538, compared to a net loss of $1,043,643 for the three months ended September 30, 2019. The $624,895 increase in net loss is due to the $474,000 increase in other expense and $150,895 increase in operating expenses, as discussed above.

For the Nine Months Ended September 30, 2020 and September 30, 2019

Revenues

We have generated no revenues for the nine months ended September 30, 2020 and 2019.

Operating Expenses

Our operating expenses for the nine months ended September 30, 2020 totaled $1,094,384 compared to $1,606,979 for the nine months period in 2019, or a decrease of $512,595. The primary component of the operating expenses for the nine months ended September 30, 2020 and 2019 was general and administrative expenses, recognizing $1,120,949, compared to $1,490,023 for the nine months ended September 30, 2019. The $369,104 decrease in general administrative is mainly due to the issuance of common stock for officer bonuses totaling $440,800 during the 2019 period, compared to $172,549 during the 2020 period. We also recognized a $131,539 gain of forgiveness of accounts payable during the nine months ended September 30, 2020, we no such gains during the 2019 comparable period. We also recognized a $6,015 decrease in consulting services and a $5,937 decrease in research and development expenses compared to the nine months ended September 30, 2019.

Other Income and Expenses

During the nine months ended September 30, 2020, we recognized total other expense of $3,504,641, compared to $2,091,196 for the nine months ended September 30, 2019. The $1,413,445 increase is mainly due to a $934,548 increase in the fair value of convertible note options, as well as a $512,935 increase in interest expense, partially offset by a $34,038 decrease in debt standstill, default and extension expenses compared to the 2019 period, all a result of increases in convertible notes payable during the 2020 period.

Net Income/Loss

For the nine months ended September 30, 2020, we had net loss of $4,599,025, compared to $3,698,175 for the nine months ended September 30, 2019. The $900,850 increase in net loss is mainly due to the $1,413,445 increase in other expense, partially offset by a $512,595 decrease in operating expenses, as discussed above.

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

Liquidity and Capital Resources

We have generated minimal revenues since inception. We have obtained cash for operating expenses through advances and/or loans from affiliates and stockholders, the sale of common stock, the issuance of loans and convertible debentures

Net Cash Used in Operating Activities. Our primary source of operating cash during the nine months ended September 30, 2020, was borrowings on related party debt, third party debt and convertible debt. Our primary uses of funds in operations were the completion of the construction of the test facility including the testing of the plant, the payment of professional and consulting fees and general operating expenses.

Net cash used in operating activities, was $747,059 for the nine months ended September 30, 2020 compared to $1,199,952 for the same period in 2019. The $452,893 decrease is mainly a result of $2,490,618 in adjustment items to reconcile net income to net cash used in operating activities for the nine months ended September 30, 2020, a $37,219 decrease in prepaid expenses and a $313,415 increase in accounts payable and accrued expenses, offset by a $900,850 increase in net loss during the nine months ended September 30, 2020 compared to the 2019 period.

Net Cash Provided by Financing Activities. Net cash provided by financing activities during the nine months ended September 30, 2020 totaled $654,800, compared to $1,176,709 during the nine months ended September 30, 2019. During 2020 we received $760,000 from the issuance of convertible notes payable, $47,300 from the issuance of convertible notes payable to a related party, $30,000 in related party borrowings, paid $162,500 in principal payments on convertible debt as well as $20,000 in debt issue costs. During 2019, we received $561,000 in cash from the issuance of convertible notes payable, $700,000 from the issuance of convertible notes payable to a related party, $329,880 from borrowing from related parties, paid $374,171 in principal payments on convertible debt, $25,000 on convertible notes payable to a related party and $15,000 in payments on related party notes.

Cash Position and Outstanding Indebtedness

At September 30, 2020, we had $2,023 in current assets consisting of $23 in cash and $2,000 in prepaid expenses and $22,048,991 in liabilities, which consist of $21,528,283 in current liabilities and $520,708 in long-term liabilities. Current liabilities consist primarily of accounts payable, accrued liabilities, short-term convertible and non-convertible debt and related party convertible and non-convertible debt.

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

Our working capital deficit at September 30, 2020 and December 31, 2019 was $21,526,260 and $17,820,283, respectively.

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

Construction of the coal testing plant was completed in 2015 and testing commenced in December 2015 at the AES Coal Power Utility in Oklahoma. As of September 30, 2020, we have paid $10,221,373 in development costs. The facility was moved to Wyoming in the first quarter of 2019. We anticipate that there will be an additional cost of approximately $4 million to build the additional parts required for the second generation test facility and for its assembly.

Based on our current operational costs and including the capital requirements for our project deployments, we estimate we will need a total of approximately $4,000,000 to fund the Company for the fiscal year 2020 and an additional $4,000,000 to continue for the following fiscal year (2021) or until an initial commercial plant is up and running.

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

ITEM 4. CONTROLS AND PROCEDURES

As of September 30, 2020, we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Exchange Act Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended. Based on this evaluation, management concluded that our financial disclosure controls and procedures were not effective due to our limited internal resources and lack of ability to have multiple levels of transaction review. There is a lack of appropriate segregation of duties within the Company, no control documentation being produced, and no one to review control documentation if it was being produced. As of September 30, 2020, we had two full time officers of the company.

There were no changes in internal control over financial reporting that occurred during the period covered by this report that have materially affected, or are reasonably likely to materially effect, our internal controls and procedures. We do not expect to implement any changes to our controls and procedures until there is a significant change in our operations or capital resources.

PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

As part of the separation agreement with Mr. Ponce de Leon, the ex COO of the Company, the Company agreed to pay him his accrued salary of $1,226,711 within two years but agreed to pay him $200,000 by November 2015 out of revenues earned. As the Company did not earn revenue in 2015 and as at December 2017 has still not earned revenue, the obligation to Mr. Ponce de Leon is currently in default. It is the Company’s intention to pay Mr. Ponce de Leon immediately upon receiving revenue including any interest that has been accrued. As of September 30, 2020, the Company has accrued a total of $1,643,793 in accrued salary and interest.

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

Clean Coal Technologies

Date: November 16, 2020	By:	/s/ Aiden Neary
Aiden Neary
Chief Financial Officer