Form 10-K
period 2020-12-31
Clean Coal Technologies Inc.
filed 2021-03-30
CIK 1445109

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the year ended: December 31, 2020

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

If an emerging growth company, indicate by check mark if the registrant has elected to not use the extended transition period for complying with any new or revisited financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. YES  ☐  NO  ☒

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report.  ☐

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). YES  ☐  NO  ☒

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant’s most recently completed second quarter.

The market value of the voting and non-voting common stock is $3,832,779 based on 136,884,975 shares held by non-affiliates. The shares were valued at $0.028 per share, that being the closing price on June 30, 2020, the last business day of the registrant’s most recently completed second quarter.

As of December 31, 2020 the total number of outstanding common shares was 337,085,679 and as of March 30, 2021 the total number was 356,880,414.

Documents Incorporated by Reference

None.

CLEAN COAL TECHNOLOGIES, INC.

2020 ANNUAL REPORT ON FORM 10-K

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

Our second process, called Pristine-M, is a low-cost coal dehydration technology. In tests, this process has succeeded in drying coal economically and stabilizing it using volatile matter released by the feed coal. Construction of our coal testing plant was completed in December 2015 and was successfully tested through April 2016 at AES Coal Power Utility in Oklahoma. Additional tests commenced and were completed in the fourth quarter of 2017. This test facility has been moved from AES to Wyoming. Working in partnership with the University of Wyoming and our engineers a number of enhancements to the existing test facility were identified. These additional changes are being built and we expect the assembly of the second generation facility to be completed no later than the third quarter of 2021 and to commence testing of international coal in the third and fourth quarter of 2021. These additional changes are expected to further increase the Btu of the processed coal in excess of what the company obtained from the first generation facility and reduce the cost of a commercial unit. It will also enable the automated extraction of by-products from the coal for research and testing.

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

Development Status:

Pristine process. Pristine process successfully lab tested on small scale and through advanced computer modeling. As at February, 2021, various aspects of the Pristine process has been successfully tested at our test facility at the AES coal Power plant in Oklahoma as part of the overall testing of Pristine M. More detailed testing is expected from the second generation test facility following assembly in Wyoming expected no later than quarter three 2021.

Pristine-M. Testing of the Pristine M process on Powder River Basin coal at the AES facility in Oklahoma was completed in December 2017. The Pristine M process was successfully tested and the process, engineering and science were independently proven. The test facility was moved from the AES location to Wyoming where assembly of the second generation test facility has commenced and is expected to be completed no later than Q3 2021 with testing of international coal expected in third and fourth quarter of 2021.

Pristine-SA process. Pristine SA process analysis is at a very early stage. Further research and development is expected using the test facility at its permanent location in Wyoming upon assembly of the second generation facility in the fourth quarter of 2021.

Business Outlook

•    Wyoming New Power, a related party company, has agreed to sign a two million ton per annum license agreement to use Pristine M at a location in Wyoming. They have paid a non-refundable $100,000 deposit on the license agreement. The definitive license agreement is expected to be signed within 30 days of their receipt of a commercial design that they are working on with their EPC contractor. The agreement is expected to be completed in the third quarter of 2021. Wyoming New Power is a Related Party because it is controlled by a party that also controls the entity, which is the major lender and significant stockholder of the Company.

•    Jindal Steel & Power is expected to begin discussions with the Company to contract a commercial plant in in the second or third quarter of 2021, subject to a favorable outcome of the testing of its coal at our test facility which is expected to occur immediately following its reassembly in Wyoming. A bespoke commercial facility design will be undertaken after Jindal’s coal has been tested.

•    The Company entered into a partnership with the University of Wyoming with the objective of using our suite of technologies to increase the use of and value of Wyoming Powder River Basin coal. The primary focus is on utilizing our technology to extract valuable derivative products from coal. The university spent most of 2018 working with our engineers to streamline our original test facility design in order to optimize the processed coal. The second generation test facility will enable the automatic extraction of byproducts including the first step towards rare earth minerals extraction from coal, which will underpin further research on byproduct extraction. In 2019, the University independently validated the Pristine M technology. As of February 2021, the University has paid a total of approx. $1,300,000 directly to the manufacturer of the Rotary Kiln that was delivered to the company site in Wyoming in June 2020.

•    The Company has been engaged with AusTrade (The Australian Trade and Investment Commission) and through that relationship has partnered with three separate universities in Australia. Like the University of Wyoming these Universities have a focus on their local coal both from a beneficiation perspective and also to extract derivative byproducts from coal using our technology.

•    The Company met with and has engaged in discussions with the Minister for Coal in India and Coal India Limited, a government-owned coal mining company. As at March 2021, they are awaiting the assembly of the second generation test facility so they can send coal to Wyoming for testing.

•    The company continues negotiations with a number of the senior management of some of the largest Energy companies in India, Russia and Indonesia. As at March 2021, we continue to advance commercial terms with these parties. Upon completion of the reassembly of the test facility in Wyoming arrangements are being made for these companies to send samples of their coal to the facility for testing. This is expected in the third or fourth quarter of 2021.

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

Our technology has been tested and proven under laboratory and pilot scale conditions in Pittsburg, PA, and the results studied by LEIDOS (previously SAIC) as well as certain potential strategic partners as part of their due diligence on CCTI and the CCTI technology.   To date, testing of about 40 coal types from all over the world has been completed.  We have also benchmarked our technology against the Carnegie Mellon simulation model with excellent results. Testing has shown no evidence of coal dusting, self-combustion, moisture re-absorption, or other technical concerns that might hinder commercialization. We have successfully tested Powder River Basin coal at out testing facility at AES Oklahoma. The test facility was moved to Wyoming where assembly completion of the second generation test facility is expected not later than the third quarter of 2021.

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

Initial designs have been completed for both the Pristine and the Pristine-M processes.  The Pristine design provides for the deployment of standard operational modules, each with annual capacity of 166,000 metric tons, providing the flexibility to be configured in accordance with customers’ individual production capacity requirements. The coal cleaning process will typically be energy self-sufficient, relying upon captured methane and other byproducts to fuel the coal cleaning process. Since 2018 our EPC contractor in conjunction with the University of Wyoming have been working to further enhance the process and update the commercial designs that were previously produced. Following nine months of work with the University of Wyoming and our engineers we have identified changes to the original test facility that is expected to further increase the beneficiated processed coal. These changes have been incorporated in the reassembly of the second generation test facility in Wyoming.

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

Pollution reduction: By heating coal prior to combustion, we are able to extract volatile matter (pollutants in the form of solidified gases) from the coal in a controlled environment, transforming coal with high levels of impurities, contaminants and other polluting elements into a more efficient, cleaner source of high energy, lower polluting fuel. Testing has demonstrated that our process removes a substantial percentage of harmful pollutants, including mercury. The processed end product is dust free so concerns about coal dust loss during transportation is eliminated.

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

Potential tax benefits: This will be clearer under the new US Administration and the new laws being passed

Competition

At this filing, the coal upgrade industry globally, excluding coking processes, remains in its infancy.  The penetration rate of technologies focused on de-watering coal is well under 1% based on annual production of thermal coals measured in the billions of tons.  There are numerous competitors in the pre-combustion, upgrade segment but many of these have failed, are inactive, or in pilot mode.  The Company believes that given its successful testing of its Pristine M process it will be able to enjoy early-mover advantage in 2021.

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

Governmental Regulations

Environmental Regulation Affecting our Potential Market

We believe that under the Biden administration legislation and regulations will have a negative impact on fossil fuel-fired, and specifically coal-fired, power generating facilities nationally and internationally. According to the U.S. Environmental Protection Agency, or EPA, power generation emits substantial levels of sulfur dioxide, nitrogen oxides, mercury and carbon dioxide into the environment. Regulation of these emissions affected the potential market for coal processed using our technology by imposing limits and caps on fossil fuel emissions. The most significant, existing national legislation and regulations affecting our potential market include the Clean Air Act, the Clean Air Interstate Rule and the Clean Air Mercury Rule, which are described further below.

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

Research and Development

In association with our engineering consultants and the University of Wyoming we have identified a number of changes to the original test facility.  While our budget does not currently allow us to allocate a specific funding for Research and Development (“R&D”), we will incorporate these changes to the assembly of the second generation test facility in Wyoming in the third quarter of 2021. During 2011 we invented the new Pristine M technology which following its successful testing in 2016 and 2017 we believe has already put us at the forefront of the global moisture removal technologies. The second generation test facility is expected to enable the extraction of coal by-products and potentially Rare Earth Minerals for testing and research in partnership with the University of Wyoming.

In the future, we anticipate a growing R&D budget that seeks to fully develop the potential of our three main processes. We will continue to evaluate our progress in new and existing technologies and will seek to fund additional needs as they arise.

Employees

As of December 31, 2020, we had two full-time executives, President and CEO Robin Eves, Chief Operations Officer and Chief Financial Officer, Aiden Neary, who both have written employment agreements. Messrs. Eves and Neary received no compensation for their participation on the Board of Directors.

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

We have received only limited licensing revenues from operations to date. We have generated operational funding in fiscal 2020 from private debt and equity offerings to use for operating expenses or research and development. Since inception, we have been able to cover our operating losses from debt and equity financing. These sources of funds may not be available to cover future operating losses. If we are not able to obtain adequate sources of funds to operate our business we may not be able to continue as a going concern.

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

We have incurred net losses since inception. The net losses to date include large non-cash expenses recorded for share-based compensation for consultants and officer compensation. However, in addition to the non-cash expenses, we had other operating expenses, funded in large part through loans from existing shareholders. In order to meet our current operating budget and anticipated contractual obligations, we estimate that we will need an additional $6,000,000 for 2021 based on our current contractual obligations. At December 31, 2020, we had total liabilities of $23,524,115 and cash of $4,203. If we cannot obtain adequate financing from new funding sources, we will be unable to continue operations or meet our contractual obligations.

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

A significant factor in expanding the potential U.S. market for coal processed using our technology is the numerous federal, state and local environmental regulations, which provide various air emission requirements for power generating facilities and industrial coal users. The Trump Administration revoked a number of regulations and restrictions which had an adverse impact on the market for our products and services, however, under the current Biden Administration it remains unclear what regulations will be re-imposed.

Covid-19 had a negative impact on our funding ability through 2020 . There is no assurance that future funding requirements will not be impacted by the continuation of this pandemic.

ITEM 1B. UNRESOLVED STAFF COMMENTS

None.

ITEM 2. PROPERTIES

We have a leased satellite office at 295 Madison Avenue, New York, NY 10017 with a monthly cost of $200 per month. We lease the land at our test facility in Gillette, Wyoming. It is a three year lease at $1,000 per month. The Company paid the three year lease payment of $36,000 in advance. The lease expires in April 2021. The company is expected to renew the lease for three years under the same terms and conditions.

ITEM 3. LEGAL PROCEEDINGS

None.

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

Quarter Ended	Low	High
31-Dec-20	$0.01	$0.02
30-Sep-20	$0.01	$0.05
30-Jun-20	$0.03	$0.07
31-Mar-20	$0.06	$0.07
31-Dec-19	$0.06	$0.08
30-Sep-19	$0.07	$0.12
30-Jun-19	$0.07	$0.13
31-Mar-19	$0.08	$0.10

The closing price of our common stock as quoted on the OTC Markets on March 01, 2021 was $0.013 per share. As of March 09, 2021, there were approximately 2,205 holders of record of our common stock and 356,880,414 shares of common stock outstanding based on information provided by our transfer agent, Worldwide Stock Transfer, LLC.

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

Issuer Purchases of Equity Securities

During the year ended December 31, 2020, we did not purchase any of our own equity securities.

Recent Issues and Sales of Unregistered Securities

The total number of common shares issued and outstanding as of December 31, 2020 was 356,880,414.

The above securities were issued in reliance on the exemption from registration pursuant to Section 4(2) of the Securities Act of 1933, as amended, and the regulations promulgated thereunder. The issuances were for investment received, the transactions were privately negotiated and none involved any kind of public solicitation.

Issued for Services

During the year ended December 31, 2020, Clean Coal issued an aggregate of 13,754,276 common shares for services rendered valued at $180,408 to consultants and employees.

The above shares were issued in reliance on the exemption from registration pursuant to Section 4(2) of the Securities Act of 1933, as amended, and the regulations promulgated there under. The transactions were issuances for services performed, the transactions were all privately negotiated and none involved any kind of public solicitation.

Issued for Convertible Debt

During the year ended December 31, 2020, Clean Coal issued 141,984,185 common shares for convertible notes payable and accrued interest and convertible notes payable, related party, valued at $1,398,548.

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

Our second process, called Pristine-M, is a low-cost coal dehydration technology. In tests, this process has succeeded in drying coal economically and stabilizing it using volatile matter released by the feed coal. Construction of our coal testing plant was completed in December 2015 and was successfully tested through April 2016 at AES Coal Power Utility in Oklahoma. Additional tests commenced and were completed in the fourth quarter of 2017. This test facility has been moved from AES to Wyoming where reassembly has commenced and testing of international coal is expected upon completion of the reassembly. Changes identified to the process by the University of Wyoming and our EPC contractors will be included in the reassembly and it is expected to provide a higher quality end product with a lower capital cost for a commercial unit. The reassembly is expected to be completed no later than Q3 2021.

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

Development Status:

Pristine process. Pristine process successfully lab tested on small scale and through advanced computer modeling. As at March, 2021, various aspects of the Pristine process were successfully tested at our test facility at the AES coal Power plant in Oklahoma as part of the overall testing of Pristine M. The second-generation facility in Wyoming is expected to perform a more detailed testing of the Pristine process.

Pristine-M. Testing of the Pristine M process on Powder River Basin coal at the AES facility in Oklahoma was completed in December 2017. The Pristine M process was successfully tested and the process, engineering and science were independently proven. The test facility was moved from the AES location to Wyoming where reassembly commenced in Q4 2019 and testing of international coal is expected upon completion of reassembly. Unfortunately, the reassembly was delayed due to the pandemic. Despite the delay, the reassembly is expected to be completed no later than Q3, 2021. Over several months in 2018 and early 2019 the University of Wyoming independently validated the Pristine M process in their laboratory.  In 2020, in conjunction with the University a Rotary Kiln was manufactured and delivered to our site in Wyoming. We await its integration into our test facility during re-assembly expected in Q3 2021.

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

•

The Company entered into a partnership with the University of Wyoming with the sole focus of using our suite of technologies to increase the use of and value of Wyoming Powder River Basin coal. Primary focus is on utilizing our technology to extract valuable derivative products from coal. Changes to the process have been identified by the University and the company EPC engineers and will be incorporated in the reassembly of the facility in Wyoming. The University confirmed in Q2, 2019 that they had successfully validated the Pristine M process in their laboratory and as a result entered into an agreement with the Company. The agreement between the University and the Company is for the reassembly of the second generation test facility. As of the date of this filing the University has advanced a total of approx. $1,300,000 directly to the manufacturer of the Rotary Kiln that was delivered to our site in Wyoming in June 2020.

•

The Company has been engaged with AusTrade (The Australian Trade and Investment Commission) and through that relationship has partnered with three separate universities in Australia. Like the University of Wyoming these Universities have a focus on their local coal both from a beneficiation perspective and also extracting derivative by products from coal using our technology. The Company received full Australian patents in Q2, 2019 so the company plans to move forward with this relationship in Q3 2021 following the assembly of the second-generation test facility.

•

The Company continues in discussions with the Minister for Coal in India and a number of the Energy governmental bodies in India. Coal samples are expected to be sent for testing once the Second Generation Test Facility is assembled which is expected in Q3, 2021.

•

Meetings occurred in Q2, 2019 with the US DOE, DOD and Wyoming State Representatives to further our technology to benefit US coal. These discussions continue through March, 2021 in light of the recent coal mining bankruptcies in Wyoming.

Employees

As of December 31, 2020, we had two full-time executives. President and CEO Robin Eves, Chief Operations Officer and Aiden Neary, Chief Financial Officer have written employment agreements. Messrs. Eves and Neary received no compensation for their participation on the Board of Directors.

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

Results of Operations

The following information should be read in conjunction with the financial statements and notes appearing elsewhere in this Report. We have generated limited revenues from inception to date. We anticipate that we may not receive any significant revenues from operations until we begin to receive royalty revenues from our coal testing plant which we estimate will be approximately 12 months after the successful signing of a commercial agreement anticipated in quarter three of fiscal 2021. We are also in preliminary discussions with companies, business groups, consortiums in the USA and Asia to license our technology, which, if successful, could realize limited short-term revenue opportunities from the signing of technology licensing agreements.

For the Years Ended December 31, 2020 and 2019.

We had no direct revenues for the years ended December 31, 2020 and 2019. In the fourth quarter of 2017 we received $100,000 as a non- refundable deposit on a two million ton license agreement from Wyoming New Power, a related party. The definitive license agreement is expected to be completed in 2020 following the assembly of the second generation test facility.  In the year ended December 31, 2012, we have received an initial license fee of $375,000 from Jindal paid pursuant to the signing of our coal testing plant construction contract. The balance of $375,000 will be due upon the successful testing of Jindal coal in our second generation test facility in Wyoming. We do not anticipate any significant royalty fees for approximately 12-18 months thereafter.

Operating Expenses

Our operating expenses for the year ended December 31, 2020 totaled $2,497,967 compared to $2,061,978 for the prior year. The $435,989 increase is mainly due to a $969,158 increase in research and development expenses, partially offset by a $396,666 decrease in general and administrative expenses and $4,964 decrease in consulting services and a $131,539 increase in gains on forgiveness of accounts payable.

Other Income and Expenses

Total other expenses for the year ended December 31, 2020 were $3,826,304, compared to $2,968,470 for the year ended December 31, 2019. Other expenses consists of $3,152,623 in interest expense on convertible debt and related amortization of debt discounts, $125,262 in debt default and standstill expenses related to convertible notes payable and $548,419 in fair value losses as a result of conversion options on convertible debt. During the year ended December 31, 2019, we recognized $2,669,079 in interest expense and $299,391 in debt default and standstill expenses related to convertible notes payable.

Net Income/Loss

For the year ended December 31, 2020, we recognized a net loss of $6,324,271, compared to a net loss of $5,030,448 for the year ended December 31, 2019. The net losses for 2020 and 2019 are due to the $3,826,304 and $2,968,470 in other expenses and $2,497,967 and $2,061,978 in operating expenses as discussed above, respectively.

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

Net Cash Used in Operating Activities.

During the years ended December 31, 2020 and 2019, we used $874,119 and $1,605,781 in cash from operations, mainly due to the net losses discussed above, net of non-cash operating expenses of $2,527,355 and $1,921,582 in 2020 and 2019, respectively. Our primary uses of funds in operations were payments made to our consultants and employees, legal and professional costs as well as travel and office expenses.

Net Cash Provided By Investing Activities.

We had no cash flows from investing activities in 2020 and 2019.

Net Cash Provided by Financing Activities.

Net cash provided by financing activities during the years ended December 31, 2020 and 2019 totaled $786,040 and $1,672,318, respectively. We received $76,990 and $354,880 in cash from the issuance of convertible debt from related parties, $45,050 and $641,000 in cash from the issuance of notes payable to related parties and $858,000 and $1,432,000 in cash from the issuance of convertible notes payable during the years ended December 31, 2020 and 2019, respectively. We repaid $162,500 and $565,562 on convertible notes, $11,500 and $165,000 on notes payable to related parties and $0 and $25,000 on convertible notes payable to related parties in cash during the years ended December 31, 2020 and 2019, respectively. We paid $20,000 in debt issue costs during the year ended December 31, 2020, we had no such costs during the prior year.

Cash Position and Outstanding Indebtedness.

Our total indebtedness at December 31, 2020 and 2019 was $23,254,115 and $19,020,248, respectively, which consists of $23,191,339 and $17,951,784 of current liabilities and $332,776 and $1,068,464 of long-term debt, respectively. Current liabilities consist primarily of accounts payable, accounts payable to related parties, short-term debt, related party convertible debt and accrued liabilities. At December 31, 2020, our current assets were cash totaling $4,203. At December 31, 2019 we had current assets of $131,501, consisting of $92,282 of cash and $39,219 of prepaid assets. Our working capital deficit at December 31, 2020 and 2019 was $23,187,136 and $17,840,050 and $12,804,911, respectively.

Employees

As of December 31, 2020, we have two full-time executives, President and CEO Robin Eves and Chief Operations Officer and Chief Financial Officer Aiden Neary, who have written employment agreements. Mr. Eves and Neary received no compensation for their participation on the Board of Directors.

On July 1, 2020, we entered into two year employment agreements with Robin Eves as President and Chief Executive Officer and Aiden Neary as Chief Operating Officer, Chief Financial Officer and director. Mr. Eves receives an annual salary of $525,000. Mr. Neary receives an annual salary of $500,000. Each officer was also granted 750,000 common shares upon signing the contract.

The terms of the agreements described above were negotiated by and between the individuals and our Board of Directors based on the qualifications and requirements of each individual and the needs of the company.

Contractual Obligations and Commitments

We secured a permanent location in Gillette, Wyoming for our test facility. The term of the lease is three years and calls for rent of $36,000, prepaid. We are currently negotiating an additional three year lease under the same terms and conditions.

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

Construction of the coal testing plant was completed in 2015 and testing commenced in December 2015 at the AES Coal Power Utility in Oklahoma. As of December 31, 2020, we have paid $11,224,468 in development costs. The facility was moved to Wyoming in the first quarter of 2019. We anticipate that there will be an additional cost of approximately $4 million to acquire the additional parts for the second generation test facility and for its assembly.

Based on our current operational costs and including the capital requirements for our project deployments, we estimate we will need a total of approximately $5,500,000 to fund the Company for the fiscal year 2021 for plant re-assembly and operating costs and an additional $4,000,000 to continue for the following fiscal year (2022) or until an initial commercial plant is up and running.

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

FINANCIAL STATEMENTS INDEX

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Stockholders and Board of Directors of

Clean Coal Technologies, Inc.

Opinion on the Financial Statements

We have audited the accompanying balance sheets of Clean Coal Technologies, Inc. (the “Company”) as of December 31, 2020 and 2019, and the related statements of operations, changes in stockholders’ deficit, and cash flows for the years then ended, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2020 and 2019, and the results of its operations and its cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

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

Critical Audit Matters

Critical audit matters are matters arising from the current period audit of the financial statements that were communicated or required to be communicated to the audit committee and that: (1) relate to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective, or complex judgments. We determined that there are no critical audit matters.

/s/MaloneBailey, LLP

www.malonebailey.com

We have served as the Company’s auditor since 2008.

Houston, Texas

March 30, 2021

Clean Coal Technologies, Inc.

Balance Sheets

	December 31,
	2020	2019
ASSETS

Current Assets
Cash	$4,203	$92,282
Prepaid assets	-	39,219
Total Current Assets	4,203	131,501

Property, plant and equipment, net of accumulated depreciation of $1,019 and $1,019, respectively	-	-
Right to use ground lease, net of accumulated amortization of $20,000 and $8,000, respectively	4,000	16,000

Total Assets	$8,203	$147,501

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current Liabilities
Accounts payable	$1,900,639	$1,022,110
Accrued liabilities	9,438,354	7,671,748
Customer deposit – related party	100,000	100,000
Notes payable – related parties	788,150	754,600
Notes payable	413,185	413,185
Convertible debt, net of unamortized discounts	1,600,686	1,396,682
Convertible debt, net of unamortized discounts – related party	8,950,325	6,593,459
Total Current Liabilities	23,191,339	17,951,784

Long-Term Liabilities
Convertible debt, net of unamortized discounts – related party	332,776	1,068,464
Total Liabilities	23,524,115	19,020,248

Stockholders’ Deficit
Common stock, $0.00001 par value 500,000,000 shares authorized, 337,085,679 and 181,347,218 shares issued and outstanding, respectively	3,371	1,815
Additional paid-in capital	261,807,100	260,127,550
Accumulated deficit	(285,326,383)	(279,002,112)
Total Stockholders’ Deficit	(23,515,912)	(18,872,747)
Total Liabilities and Stockholders’ Deficit	$8,203	$147,501

The accompanying notes are an integral part of these financial statements.

Clean Coal Technologies, Inc.

Statements of Operations

	Years Ended
	December 31,
	2020	2019

Operating Expenses:
General and administrative	$1,517,507	$1,914,173
Consulting services	22,659	27,623
Gain on settlement of accounts payable	(131,539)	-
Research and development	1,089,340	120,182

Loss from Operations	(2,497,967)	(2,061,978)

Other Income (Expenses):

Interest expense	(3,152,623)	(2,669,079)
Change in fair value of share-settled debt	(548,419)	-
Debt default, standstill, settlement and transfer expenses	(125,262)	(299,391)
Total Other Income (Expenses)	(3,826,304)	(2,968,470)

Net (loss)	$(6,324,271)	$(5,030,448)

Net (loss) per share basic and diluted	$(0.03)	$(0.03)

Weighted average common shares outstanding basic and diluted	238,576,740	176,957,325

The accompanying notes are an integral part of these financial statements.

Clean Coal Technologies, Inc.

Statements of Changes in Stockholders’ Deficit

Years Ended December 31, 2020 and 2019

			Additional		Stockholders’
	Common Stock		Paid-In	Accumulated	Equity
	Shares	Amount	Capital	Deficit	(Deficit)
Balances at December 31, 2018	174,427,854	1,745	259,320,220	(273,971,664)	(14,649,699)
Common stock issued for convertible debt – related party	1,875,000	19	149,981		150,000
Common stock issued for officer bonus	4,408,000	44	440,756	-	440,800
Common stock issued for services	636,364	7	63,630	-	63,637
Beneficial conversion feature on convertible debt	-	-	152,963	-	152,963
Net loss	-	-	-	(5,030,448)	(5,030,448)
Balances at December 31, 2019	181,347,218	1,815	260,127,550	(279,002,112)	(18,872,747)
Common stock issued for officer bonus	13,275,153	132	172,418	-	172,550
Common stock issued for services	479,123	4	7,854		7,858
Common stock issued for conversion of notes payable and accrued interest	140,734,185	1,407	1,297,141	-	1,298,548
Common stock issued for conversion of notes payable – related party	1,250,000	13	99,987	-	100,000
Beneficial conversion feature on convertible debt	-	-	102,150	-	102,150
Net loss				(6,324,271)	(6,324,271)
Balances at December 31, 2020	337,085,679	$3,371	$261,807,100	$(285,326,383)	$(23,515,912)

The accompanying notes are an integral part of these financial statements.

Clean Coal Technologies, Inc.

Statements of Cash Flows

	Years Ended
	December 31,
	2020	2019
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(6,324,271)	$(5,030,448)
Adjustment to reconcile net loss to net cash used in operating activities:
Amortization of debt discounts	1,822,355	1,273,753
Amortization of lease asset	12,000	12,000
Common stock issued for officer bonus	172,550	440,800
Common stock issued for consulting expense	7,858	63,637
Change in fair value of share-settled debt	548,419	-
Loan extension, default and standstill fees	95,712	188,391
Gain on settlement of accounts payable	(131,539)	-
Changes in operating assets and liabilities:
(Decrease) increase in prepaid expenses	39,219	(39,219)
Increase (decrease) in accounts payable	1,010,068	(115,283)
Increase in accrued expenses	1,873,510	1,600,588
Net Cash Used in Operating Activities	(874,119)	(1,605,781)

CASH FLOWS FROM FINANCING ACTIVITIES:
Borrowings on convertible debt, net of original issue discounts	858,000	1,432,000
Payments on convertible debt	(162,500)	(565,562)
Borrowings on convertible debt, net of original issue discounts – related party	76,990	354,880
Payments on related party convertible debt	-	(25,000)
Borrowings on related party debt	45,050	641,000
Payments on related party debt	(11,500)	(165,000)
Payments of debt issue costs	(20,000)	-
Net Cash Provided by Financing Activities	786,040	1,672,318

NET CHANGE IN CASH	(88,079)	66,537
CASH - beginning of period	92,282	25,745
CASH - end of period	$4,203	$92,282

The accompanying notes are an integral part of these unaudited financial statements.

Clean Coal Technologies, Inc.

Statements of Cash Flows

(continued)

	Years Ended
	December 31,
	2020	2019

SUPPLEMENTAL DISCLOSURES:
Cash paid for interest	$-	$-
Cash paid for income taxes	$-	$-

NON-CASH INVESTING AND FINANCING ACTIVITIES:
Common stock issued for conversion of debt and accrued interest	$1,298,548	$-
Common stock issued for conversion of debt and accrued interest– related party	$100,000	$150,000
Beneficial conversion feature on convertible debt	$98,000	-
Beneficial conversion feature on convertible debt, related party	$4,150	$152,963
Notes payable – related party issued for convertible note principal in extension fees payable	$-	135,000
Convertible debt, related party, issued for payment of Company expenses	$-	$12,073

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

Revenue Recognition

On January 1, 2018, the Company adopted Financial Accounting Standards Board (FASB) Accounting Series Update (ASU) 2014-09 Revenue from Contracts with Customers (“ASU 2014-09”) and all subsequent amendments to the ASU, which (i) creates a single framework for recognizing revenue from contracts with customers that fall within its scope and (ii) revises when it is appropriate to recognize a gain (loss) from the transfer of nonfinancial assets. The core principle of ASU 2014-09 is that revenue is recognized when the transfer of goods or services to customers occurs in an amount that reflects the consideration to which the Company expects to be entitled in exchange for those goods or services. ASU 2014-09 requires the disclosure of sufficient information to enable readers of the Company’s financial statements to understand the nature, amount, timing and uncertainty of revenue and cash flows arising from customer contracts. ASU 2014-09 also requires disclosure of information regarding significant judgments and changes in judgments, and assets recognized from costs incurred to obtain or fulfill a contract. ASU 2014-09 provides two methods of retrospective application, full and modified retrospective. Full retrospective requires companies to apply ASU 2014-09 to each prior reporting period presented while modified retrospective requires companies to retrospectively apply ASU 2014-09 with the cumulative effect recognized at the date of initial application. The Company elected to adopt ASU 2014-09 using the modified retrospective application effective for the quarter ending March 31, 2018, with no impact the Company’s financial statements as it has no current contracts for revenue generating activities and a limited history of generating revenue from operations as discussed below.

The Company generated revenue in 2012 related to license fees received for the use of its technology. The license fee revenue requires no continuing performance on the Company’s part and is recognized upon receipt of the licensing fee and grant of the license.

During 2012, the Company granted a 25-year technology license agreement for a one-time license fee of $750,000. The first installment of the license fee of $375,000 has been collected pursuant to the signing of a coal testing plant construction contract and the balance of $375,000 will be due upon the successful testing of the coal testing plant, estimated sometime in fiscal 2020. In addition, under the technology license agreement, the Company will receive an on-going royalty fee of $1 per metric ton on all coal processed using the technology, up to $4,000,000 per annum. No revenue has been earned in 2020 or 2019.

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

The calculation of basic and diluted net loss per share for the years ended December 31, 2020 and 2019 are as follows:

	2020	2019
Basic Net Loss Per Share:
Numerator:
Net loss	$(6,324,271)	$(5,030,448)
Denominator:
Weighted-average common shares outstanding	238,576,740	176,957,325

Basic net loss per share	$(0.03)	$(0.03)

Diluted Net Loss Per Share:
Numerator:
Net loss	$(6,324,271)	$(5,030,448)
Diluted net loss	$(6,324,271)	$(5,030,448)
Denominator:
Weighted-average common shares outstanding	238,576,740	176,957,325
Common stock warrants	-	-
Convertible debt	-	-
Weighted average shares used in computing diluted net loss per share	238,576,740	176,957,325

Diluted net loss per share	$(0.03)	$(0.03)

The following table summarizes the potential shares of common stock that were excluded from the computation of diluted net loss per share for the years ended December 31, 2020 and 2019 as such shares would have had an anti-dilutive effect:

	2020	2019
Common stock warrants	491,875	2,852,329
Convertible notes payable	323,859,717	148,704,866
Total	324,351,592	151,557,195

Cash and Cash Equivalents

Clean Coal considers all highly liquid investments with an original maturity of three months or less to be cash equivalents for purposes of preparing its Statements of Cash Flows. There are no cash equivalents at December 31 2020 and 2019.

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

Net deferred tax assets consist of the following components as of December 31, 2020 and 2019:

	2020	2019
Deferred tax assets:
Net operating loss carryforward	$8,959,019	$8,167,076
Valuation allowance	(8,959,019)	(8,167,076)
	$-	$-

The federal income tax provision differs from the amount of income tax determined by applying the U.S. federal income tax rate of 21% to pretax income from continuing operations for the years ended December 31, 2020 and 2019 due to the following:

	2020	2019
Pre-tax book loss	$(1,328,097)	$(1,056,394)
Meals	406	902
Common stock issued for services	37,886	105,932
Change in fair value of shares settled debt	115,168	-
Debt discount amortization	382,695	267,488
Valuation allowance	791,942	682,072
	$-	$-

The Company had net operating losses of approximately $42,661,996 that begin to expire in 2028.  Due to the change in ownership provisions of the Tax Reform Act of 1986, net operating loss carryforwards for Federal income tax reporting purposes are subject to annual limitations. Should a change in ownership occur, net operating loss carryforwards may be limited as to use in future years. In accordance with the statute of limitations for federal tax returns, the Company’s federal tax returns for the years 2016 through 2019 are subject to examination.

Property and Equipment

Property and equipment consists of furniture and fixtures and computer equipment, recorded at cost, depreciated upon placement in service over estimated useful lives ranging from three to five years on a straight-line basis. As of December 31, 2020 and 2019, Clean Coal had property and equipment with no net book value. Expenditures for normal repairs and maintenance are charged to expense as incurred.

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

Research and Development Costs

Research and development expenses include salaries, related employee expenses, research expenses and consulting fees. All costs for research and development activities are expensed as incurred. Clean Coal expenses the costs of licenses of patents and the prosecution of patents until the issuance of such patents and the commercialization of related products is reasonably assured. During the years ended December 31, 2020 and 2019, the Company recognized $1,089,340 and $120,182 of research and development costs, respectively.

Stock-based Compensation

FASB ASC 718, Compensation—Stock Compensation, (ASC 718) established financial accounting and reporting standards for stock-based employee compensation plans. It defines a fair value based method of accounting for an employee stock option or similar equity instrument. Clean Coal accounts for stock-based compensation to employees in accordance with FASB ASC 718.

Derivative Financial Instruments

Clean Coal evaluates its convertible instruments to determine if those contracts or embedded components of those contracts qualify as derivative financial instruments to be separately accounted for in accordance with ASC 815 Derivatives and Hedging (“ASC 815”). The accounting treatment of derivative financial instruments requires that the Company record embedded conversion options and any related freestanding instruments at their fair values as of the inception date of the agreement and at fair value as of each subsequent balance sheet date. Any change in fair value is recorded as non-operating, non-cash income or expense for each reporting period at each balance sheet date. Conversion options are recorded as a discount to the host instrument and are amortized as amortization of debt discount on the statements of operations over the life of the underlying instrument. The Company reassesses the classification of its derivative instruments at each balance sheet date. If the classification changes as a result of events during the period, the contract is reclassified as of the date of the event that caused the reclassification.

Sequencing Policy

Under ASC 815-40-35, Clean Coal follows a sequencing policy, whereby, in the event that reclassification of contracts from equity to assets or liabilities is necessary pursuant to ASC 815 due to the Company’s inability to demonstrate it has sufficient authorized shares as a result of certain securities with a potentially indeterminable number of shares, shares will be allocated on the basis of the earliest issuance date of potentially dilutive instruments, with the earliest grants receiving the first allocation of shares. Pursuant to ASC 815, issuance of securities to the Company’s employees or directors are not subject to the sequencing policy.

Fair Value of Financial Instruments

ASC 820, Fair Value Measurements (“ASC 820”) and ASC 825, Financial Instruments (“ASC 825”), requires an entity to maximize the use of observable inputs and minimize the use of unobservable inputs when measuring fair value. It establishes a fair value hierarchy based on the level of independent, objective evidence surrounding the inputs used to measure fair value. A financial instrument’s categorization within the fair value hierarchy is based upon the lowest level of input that is significant to the fair value measurement. It prioritizes the inputs into three levels that may be used to measure fair value:

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

The carrying value of accounts payable and accrued expenses, notes payable and notes and convertible notes payable related parties approximate their fair value due to the short-term maturity of those items.

Certain convertible notes of the Company are required to be recorded at fair value on a recurring basis. Fair value is determined based on the price that would be received for an asset or paid to transfer a liability in an orderly transaction based on market participants. Factors that the Company considered when estimating the fair value of its convertible notes payable included quoted market prices of the Company’s common stock. The level of the convertible notes payable is considered as Level 1.

The following table presents the Company’s liabilities that are measured at fair value on a recurring basis, consistent with the fair value hierarchy provisions.

December 31, 2020
	Quoted Prices in Active Markets for Identical Liabilities	Significant Other Observable Inputs	Significant Unobservable Inputs
	(Level 1)	(Level 2)	(Level 3)	Total
Liabilities:
Convertible notes	$548,419	$-	$-	$548,419
Total	$548,419	$-	$-	$548,419

December 31, 2019
	Quoted Prices in Active Markets for Identical Liabilities	Significant Other Observable Inputs	Significant Unobservable Inputs
	(Level 1)	(Level 2)	(Level 3)	Total
Liabilities:
Convertible notes	$-	$-	$-	$-
Total	$-	$-	$-	$-

Convertible Debt Instruments

The Company follows ASC 480-10, Distinguishing Liabilities from Equity in its evaluation of the accounting for a hybrid instrument. A financial instrument that embodies an unconditional obligation, or a financial instrument other than an outstanding share that embodies a conditional obligation, that the issuer must or may settle by issuing a variable number of its equity shares shall be classified as a liability (or an asset in some circumstances) if, at inception, the monetary value of the obligation is based solely or predominantly on any one of the following: (a) a fixed monetary amount known at inception; (b) variations in something other than the fair value of the issuer’s equity shares; or (c) variations inversely related to changes in the fair value of the issuer’s equity shares. Hybrid instruments meeting these criteria are not further evaluated for any embedded derivatives and are carried as a liability at fair value at each balance sheet date with remeasurements reported in change on fair value expense in the accompanying Statements of Operations.

Recently Issued Accounting Pronouncements

The Company has implemented all new accounting pronouncements that are in effect and that may impact its financial statements. The Company does not believe that there are any other new accounting pronouncements that have been issued that might have a material impact on its financial position or results of operations.

In August 2020, the FASB issued ASU 2020-06, Debt—Debt with Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging—Contracts in Entity’s Own Equity (Subtopic 815-40): Accounting for Convertible Instruments and Contracts in an Entity’s Own Equity” (“ASU 2020-06”). ASU 2020-06 simplifies the accounting for certain financial instruments with characteristics of liabilities and equity, including convertible instruments and contracts on an entity’s own equity by removing the separation models for convertible debt with cash conversion and beneficial conversion features by requiring entities not to separately present in equity an embedded conversion feature in such debt and instead will account for a convertible debt instrument and convertible preferred stock as a single unit of account unless a convertible instrument contains features that require bifurcation as a derivative under ASC 815 or was issued at a substantial premium. The ASU is effect for the Company for fiscal years beginning after December 15, 2023, but may be early adopted for fiscal years beginning after December 15, 2020. The Company is evaluating the effect that this update will have on its financial statements and related disclosures.

In August 2018, the FASB issued ASU 2018-13, Fair Value Measurement (ASC 820): Disclosure Framework-Changes to the Disclosure Requirements for Fair Value Measurement (“ASU 2018-13”). ASU 2018-13 removes certain disclosures, modifies certain disclosures and adds additional disclosures. ASU 2018-13 was effective for annual periods beginning after December 15, 2019. The Company’s adoption of ASU 2018-13 did not have a material effect on the Company’s financial statements and related disclosures.

In June 2018, the FASB issued ASU 2018-07, Improvements to Nonemployee Share-Based Payment Accounting, as part of its ongoing Simplification Initiative (“ASU 2018-07”). ASU 2018-07 expands the scope of FASB Topic 718, Stock Compensation, to include nonemployee awards and generally aligning the accounting for nonemployee awards with the accounting for employee awards. ASU 2018-07 was effective for annual periods beginning after December 15, 2019. The Company’s adoption of ASU 2018-13 did not have a material effect on the Company’s financial statements and related disclosures.

NOTE 3: GOING CONCERN

The accompanying financial statements have been prepared on a going concern basis of accounting which contemplates continuity of operations, realization of assets, liabilities, and commitments in the normal course of business. The accompanying financial statements do not reflect any adjustments that might result if Clean Coal is unable to continue as a going concern. Clean Coal has a working capital deficit as of December 31, 2020 and has generated recurring net losses since inception. Management believes Clean Coal will need to raise capital in order to operate over the next 12 months.

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

NOTE 4: RELATED PARTY TRANSACTIONS

Wages and bonus payable to related parties

Accruals for salary and bonuses to officers and directors are included in accrued liabilities in the balance sheets and totaled $3,726,943 and $3,090,116 as of December 31, 2020 and 2019, respectively. As part of the separation agreement with Mr. Ponce de Leon, the Company agreed to pay him all his accrued salary within two years but agreed to pay him $200,000 by November 2015 out of revenues earned. As the Company did not earn revenue in 2015 and as at December 2019 has still not earned revenue, the obligation to Mr. Ponce de Leon of $1,692,861 is currently in default and the amount includes $466,147 in accrued interest. It is the Company’s intention to pay Mr. Ponce de Leon immediately upon receiving revenue.

Nonconvertible Debt

During the years ended December 31, 2020 and 2019, the Company received $30,000 and $590,000 from the issuance of related party notes payable to an affiliate. The notes are due on demand and do not accrue interest. As of December 31, 2020 and 2019, the Company had outstanding notes payable to affiliates of the Company of $705,000 and $675,000, respectively. These notes payable of the Company are unsecured, bear no interest and are due on demand.

During the years ended December 31, 2020 and 2019, the Company received $15,050 and $243,000 from related party advances, respectively. The Company repaid $11,500 and $165,000 on these advances during the years ended December 31, 2020 and 2019, respectively. The advances are due on demand and do not accrue interest. As of December 31, 2020 and 2019, the Company had outstanding advances payable to an officer of the Company of $83,150 and $79,600, respectively. The advances payable are unsecured, bear no interest and are due on demand.

Convertible Debt

During the years ended December 31, 2020 and 2019, the Company borrowed an aggregate of $76,990 and $366,653, net of beneficial conversion features of $4,150 and $152,962, respectively, under convertible notes payable. During the years ended December 31, 2020 and 2019, the Company repaid $0 and $25,000 of principal in cash and issued 1,250,000 and 1,875,000 shares of common stock for the conversion of $100,000 and $150,000 of principal on the convertible notes payable, respectively. The convertible notes are secured by assets and the common stock of the Company, bear interest at 12% per annum, are convertible into shares of the Company’s common stock at $0.06 per share and are due three years from the dates of issuance.

As of December 31, 2020 and 2019, the Company had outstanding short-term convertible notes payable of $9,437,192 and $6,593,469, net of unamortized discounts of $486,867 and $658,922, respectively; and, outstanding long-term convertible notes payable of $418,943 and $2,626,753, net of unamortized discounts of $86,167 and $1,558,289, respectively. The convertible notes payable mature(d) between November 2018 and November 2022 and are convertible at $0.06 per share, which, occasionally has been a discount to the market price on the dates of issuance. Amortization expense related to debt discounts on convertible debt for the years ended December 31, 2020 and 2019 was $1,648,339 and $1,229,740, respectively. As of December 31, 2020 and 2019, $7,152,383 and $4,510,384 in convertible notes are past due.

Outstanding notes payable and convertible notes payable to related parties consisted of the following as of December 31, 2020 and 2019:

	December 31,
Name	2020	2019
Convertible Debt:
Convertible notes payable, interest at 12%, convertible at $0.08 per share, unsecured, due May 25, 2019	$1,202,566	$1,302,566
Convertible note payable, interest at 12%, convertible at $0.12 per share, unsecured, due between May 25, 2019 and August 1, 2019	1,630,073	1,630,073
Convertible notes payable, interest at 12%, convertible at $0.15 per share, unsecured, due between May 25, 2019 and March 31, 2020	1,799,742	1,799,742
Convertible notes payable, interest at 12%, convertible at $0.06 per share, unsecured, due between April 20, 2020 and December 24, 2023	5,223,754	5,146,753
Total	9,856,135	9,879,134
Less: short-term debt	(9,437,192)	(6,593,459)
Total long-term debt	418,943	3,285,675
Less: unamortized discounts	(86,167)	(2,217,211)
Net long-term debt	$332,776	$1,068,464

Nonconvertible Debt:
Notes payable, no interest, unsecured, due upon demand	$788,150	$754,600
Total	$788,150	$754,600

Principal payments on convertible debt to related parties for each of the following five years is as follows:

2021	$9,437,192
2022	341,953
2023	76,990
2024	-
2025	-
Thereafter	-
Total	$9,856,135

Common Stock Issued to Related Parties

During April 2020, the Company issued 1,250,000 shares of common stock for the conversion of $100,000 related party convertible notes payable, or the stated conversion price $0.08 per share.

During July and August 2020, the Company issued two of its officers a total of 13,275,153 shares of common stock for services valued at $172,550. The shares are not forfeitable and considered to be earned as of the date of issuance.

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

Non-Binding License Agreement – related party

During July 2017, the Company entered into a non-binding agreement to explore the opportunity of engaging in a license of Clean Coal Pristine M technology. As part of the non-binding agreement, in September 2017, the Company received a non-refundable deposit of $100,000, subject to application to any future license agreement, from Wyoming New Power. The license agreement is for two million tons per annum. The remainder of the license fee will be due upon the signing of a definitive license agreement expected in 2021 . Wyoming New Power is a related party because it is controlled by an entity that has a significant interest in Clean Coal Technologies, Inc.

NOTE 5: DEBT

Accounts Payable

In January 2020, following mediation with a vendor of an outstanding balance, the Company successfully won the case and the balance of $131,539 was waived. The company had previously recognized the $131,539 balance in accounts payable, which was reversed in 2020 and recognized as a gain on debt settlement.

Notes Payable

As of December 31, 2020 and 2019, the Company had outstanding notes payable to former affiliates of the Company of $413,185 and $413,185, respectively. The notes payable are unsecured, bear no interest and are due on demand.

Convertible Debt

In accordance with ASC 480, Distinguishing Liabilities from Equity, the Company evaluates its hybrid convertible debt instruments with unconditional obligations allowing settlement by issuing a variable number of its equity shares to determine proper classification and accounting. The Company classifies the following hybrid convertible debt instruments as a liability upon being convertible at the option of the holders due to the conversion terms being based on fixed monetary amounts known at inception, in this case, settlement with a variable number of the Company’s equity shares. As such, conversion option and are carried as a liability at fair value at each balance sheet date with a re-measurement reported as a change in fair value of share-settled debt in other (income) expense in the accompanying condensed statements of operations.

During October 2018, the Company borrowed $345,000, net of original debt discount of $45,000 under a note payable bearing interest at 7% per annum, unsecured and was originally due January 18, 2019. Between January 2019 and March 2020, the due date on the note was extended multiple times in exchange for a total of $85,000 debt extension fee added to the principal of the note, the addition of a conversion feature and $20,000 in extension fees. The conversion feature allowed the holder to convert the principal and accrued interest into shares of the Company’s common stock at a discount of 70% of the lowest trading price for the Company’s common stock during the twenty trading days immediately preceding the conversion. During May 2020, the remaining note principal of $135,000 note and accrued interest totaling $32,881 were converted into 6,432,216 shares of common stock. During the years ended December 31, 2020 and 2019, the Company recognized $0 and $8,804 in in debt discount amortization expense, respectively.

During February 2019, the Company issued a convertible note payable in the amount of $315,000. The convertible note payable was due one year from the date of issuance, has an original issuance discount of $15,000, accrues interest at the rate of 6% per annum, is unsecured and was convertible at any time into shares of the Company’s common stock at a discount of 65% of the lowest trading price for the Company’s common stock during the ten trading days immediately preceding the conversion. Between February 2019 and June 2020, the Company extended the note conversion feature multiple times through April 15, 2020, paying two payments of $25,000 each, with a total of $30,000 applied to principal, $20,000 to debt extension fees, and incurring prepayment penalties added to principal of $7,500. During April 2020, the note became convertible at the option of the holder. Between July and October 2020, the Company issued a total of 18,731,446 shares of common stock for the conversion of the remaining $123,329 in note principal. During the years ended December 31, 2020 and 2019, the Company recognized $8,671 and $2,548 in debt discount amortization expense, respectively.

During May 2019, the Company issued a convertible note payable in the amount of $262,500. The convertible note payable is due one year from the date of issuance, has an original issuance discount of $12,500, accrues interest at the rate of 6% per annum, is unsecured and is convertible after 180 days into shares of the Company’s common stock at a discount of 65% of the lowest trading price for the Company’s common stock during the ten trading days immediately preceding the conversion. Between May 2019 and June 2020, the Company extended the note conversion feature multiple times through April 15, 2020, paying payments totaling $187,500, with a total of $140,000 applied to principal, $10,000 to interest, $37,500 to debt extension fees and incurring prepayment penalties added to principal of $35,000. On May 27, 2020, the Company incurred a 25% late fee of $39,375, which was added to the principal balance. During April 2020, the note became convertible at the option of the holder. Between May and July 2020, the Company issued a total of 16,355,821 shares of common stock for the conversion of $175,000 in note principal. The fair value of the discount conversion feature on the remaining principal balance was $16,879 as of December 31, 2020.

As of December 31, 2020 and 2019, the balance on the convertible note payable was $48,938 and $202,500, respectively. During the years ended December 31, 2020 and 2019, the Company recognized $4,863 and $7,637 in debt discount amortization expense, respectively.

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

Between January and March 2020, the Company extended the note conversion feature through April 15, 2020, paying $37,500, with $30,000 applied to principal, $7,500 to debt extension fees and incurring prepayment penalties added to principal of $7,500. During April 2020, the note became convertible at the option of the holder. On August 10, 2020, the Company incurred a 25% late fee of $33,837, which was added to the principal balance. During August and September 2020, the Company issued a total of 7,616,146 shares of common stock for the conversion of $50,000 in note principal. The fair value of the discount conversion feature on the remaining principal balance was $62,831 as of December 31, 2020.

As of December 31, 2020 and 2019, the balance on the convertible note payable was $174,168 and $135,000, respectively. During the years ended December 31, 2020 and 2019, the Company recognized $4,459 and $3,041 in debt discount amortization expense, respectively.

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

During April 2020, the notes became convertible at the option of the holder. Between May and June 2020, the Company repaid $12,500 in principal in cash and the holders elected to convert the remaining principal of $257,000 and $12,050 in accrued interest for 18,002,387 shares of the Company’s common stock. As of December 31, 2020 and 2019, the balance on the convertible notes payable was $0 and $270,000, respectively. During the years ended December 31, 2020 and 2019, the Company recognized $16,888 and $6,112 in debt discount amortization expense, respectively.

During November 2019, the Company issued a convertible note payable in the amount of $336,000. The convertible note payable was due one year from the date of issuance, had an original issuance discount of $45,000, accrues interest at the rate of 10% per annum, is unsecured and is convertible after 180 days into shares of the Company’s common stock at a discount of 65% of the lowest trading price for the Company’s common stock during the ten trading days immediately preceding the conversion. During May 2020, the note became convertible at the option of the holder. Between July and November 2020, the note holder elected to convert $241,000 of principal and $18,379 in accrued interest for 41,696,169 shares of the Company’s common stock.

The fair value of the discount conversion feature on the remaining principal balance was $47,273 as of December 31, 2020. As of December 31, 2020 and 2019, the balance on the convertible note payable was $142,273 and $336,000, respectively. During the nine months ended September 30, 2020, the Company recognized $33,781 in debt discount amortization expense.

During December 2019, the Company issued a convertible note payable in the amount of $220,000. The convertible note payable is due one year from the date of issuance, has an original issuance discount of $26,000, accrues interest at the rate of 7% per annum, is unsecured and is convertible after 180 days into shares of the Company’s common stock at a discount of 65% of the lowest trading price for the Company’s common stock during the ten trading days immediately preceding the conversion. During June 2020, the note became convertible at the option of the holder. Between July and December 2020, the note holder elected to convert the remaining $220,000 of principal and $11,489 in accrued interest for 31,900,000 shares of the Company’s common stock.

As of December 31, 2020 and 2019, the balance on the convertible note payable was $0 and $220,000, respectively. During the years ended December 31, 2020 and 2019, the Company recognized $25,047 and $926 in debt discount amortization expense.

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

The fair value of the discount conversion feature on the remaining principal balance was $71,193 as of December 31, 2020. As of December 31, 2020, the balance on the convertible note payable was $209,194. During the year ended December 31, 2020, the Company recognized $2,778 in debt discount amortization expense.

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

The fair value of the discount conversion feature on the remaining principal balance was $226,724 as of December 31, 2020. As of December 31, 2020, the balance on the convertible note payable was $666,724. During the year ended December 31, 2020, the Company recognized $54,082 in debt discount amortization expense.

During April 2020, the Company issued a convertible note payable in the amount of $247,500. The convertible note payable is due one year from the date of issuance, has an original issuance discount of $22,500, accrues interest at the rate of 5% per annum, is unsecured and is convertible after 180 days into shares of the Company’s common stock at a discount of 65% of the lowest trading price for the Company’s common stock during the ten trading days immediately preceding the conversion. During October 2020, the note became convertible at the option of the holder.

The fair value of the discount conversion feature on the remaining principal balance was $123,518 as of December 31, 2020. As of December 31, 2020, the balance on the convertible note payable was $371,018. During the year ended December 31, 2020, the Company recognized $16,089 in debt discount amortization expense.

During December 2020, the Company issued a convertible note payable in the amount of $112,000. The convertible note payable is due one year from the date of issuance, has an original issuance discount of $12,000, incurred debt issuance costs of $2,000, accrues interest at the rate of 5% per annum, is unsecured and is convertible immediately into shares of the Company’s common stock at $0.005 per share. As a result of the conversion price being lower than the market price of the Company’s common stock on the date of issuance, the Company recognized a beneficial conversion feature of $98,000 upon issuance. During the year ended December 31, 2020, the Company recognized $99 in debt discount amortization expense.

During the year ended December 31, 2020, the Company paid $20,000 as a debt financing fee on the above financings.

During the year ended December 31, 2020 the Company recognized $548,419 in fair value losses as a result of the conversion options on the above mentioned convertible debt.

Nonconvertible Debt

Outstanding notes payable and convertible notes payable to third parties consisted of the following as of December 31, 2020 and 2019:

	December 31,
Name	2020	2019
Convertible Debt:
Convertible note payable, interest at 10%, unsecured, due April 18, 2019	$-	$165,000
Convertible note payable, interest at 7%, unsecured, due February 26, 2021	-	145,829
Convertible note payable, interest at 6%, unsecured, due May 22, 2020	48,938	202,500
Convertible note payable, interest at 6%, unsecured, due August 5, 2020	174,168	157,500
Convertible note payable, interest at 6%, unsecured, due September 25, 2020	-	135,000
Convertible note payable, interest at 6%, unsecured, due September 25, 2020	-	135,000
Convertible note payable, interest at 10%, unsecured, due November 22, 2020	142,273	336,000
Convertible note payable, interest at 10%, unsecured, due December 18, 2020	-	220,000
Convertible note payable, interest at 10%, unsecured, due January 28, 2021	209,194	-
Convertible note payable, interest at 10%, unsecured, due February 6, 2021	666,724	-
Convertible note payable, interest at 10%, unsecured, due April 14, 2021	371,018	-
Convertible note payable, interest at 10%, unsecured, due December 28, 2020	112,000	-
Total current debt	1,724,315	505,000
Less: Unamortized discount	(123,629)	(15,160)
Net, current debt	$1,600,686	$489,840
Nonconvertible Debt:
Notes payable, no interest, unsecured, past due	$35,000	$35,000
Notes payable, no interest, unsecured, past due	378,185	378,185
Total notes payable	413,185	413,185

NOTE 6: EQUITY TRANSACTIONS

Common Stock

2020

During January 2020, in conjunction with the issuance of a convertible note payable to a related party, the Company recognized a $4,150 debt discount to additional paid-in capital.

During April 2020, the Company issued 1,250,000 shares of common stock for the conversion of $100,000 in principal of a convertible note payable due to a related party.

Between May and December 2020, the Company issued a total of 140,734,185 shares of common stock for the conversion of $1,191,144 in principal, $102,354 in accrued interest and $5,050 in conversion fees on eight convertible notes payable.

During July and August 2020, the Company issued 479,123 shares of common stock for services valued at $7,859 and 13,275,153 shares of common stock to officers and directors for bonuses valued at $172,550. Common stock issued for services was valued at the market prices of the Company’s common stock on the date of grant.

During December 2020, in conjunction with the issuance of a convertible note payable to a related party, the Company recognized a $98,000 debt discount to additional paid-in capital.

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

Options

There were no common stock options issued and no unamortized options expense during the years ended and as of December 31, 2020 and 2019.

The following table presents the stock option activity during the years ended December 31, 2020 and 2019:

		Weighted	Weighted
		Average	Average
	Options	Exercise Price	Remaining Term
Outstanding - December 31, 2018	114,285	$9.63	0.75
Granted	-	-	-
Expired	(114,285)	9.63	-
Exercised	-	-	-
Outstanding - December 31, 2019	-	$-	-
Granted	-	-	-
Expired	-	-	-
Exercised	-	-	-
Outstanding – December 31, 2020	-	$-	-

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

There were no warrants issued during 2020 and 2019.

The following table presents the stock warrant activity during the years ended December 31, 2020 and 2019:

		Weighted	Weighted
		Average	Average
	Warrants	Exercise Price	Remaining Term
Outstanding - December 31, 2018	7,032,329	$0.08	1.21
Granted	-	-	-
Forfeited/expired	(4,180,000)	0.06	-
Exercised	-	-	-
Outstanding - December 31, 2019	2,852,329	$0.11	1.00
Granted	-	-	-
Forfeited/expired	(2,360,457)	0.11	-
Exercised	-	-	-
Outstanding – December 31, 2020	491,872	$0.14	0.43

Exercisable – December 31, 2020	491,872	$0.14	0.43

The intrinsic value of the exercisable warrants as of December 31, 2020 and 2019 was $0 and $0, respectively.

NOTE 7: COMMITMENTS AND CONTINGENCIES

Separation Agreement

As part of the separation agreement with Mr. Ponce de Leon, the ex–Chief Operating Officer of the Company, the Company agreed to pay him his accrued salary of $1,226,711 within two years but agreed to pay him $200,000 by November 2015 out of revenues earned.

As the Company did not earn revenue in 2015 and as at December 2020 has still not earned revenue, the obligation to Mr. Ponce de Leon of $1,692,861 is currently in default and the amount includes $466,147 in accrued interest. It is the Company’s intention to pay Mr. Ponce de Leon upon the company receiving revenue.

Operating Leases

Clean Coal has an operating lease for its executive offices in Manhattan, New York. Effective February 1, 2014, the lease is month to month, at a monthly rate of $200 per month.

In April 2018, the Company secured a permanent location in Wyoming for its test facility at the Fort Union Industrial Park. The term of the lease is three years and calls for rent of $36,000, prepaid. The $36,000 covering three years rent was paid in April 2018 and is being amortized to lease expense using the straight-line method over the three-year term of the lease. During the years ended December 31, 2020 and 2019, the Company recognized $12,000 and $12,000 in amortization of right to use assets, respectively. The lease is scheduled to be renewed for an additional 3 years under the same terms and conditions.

NOTE 8: SUBSEQUENT EVENTS

In January 2021, the company entered into three year convertible notes with Black Diamond Financial Group for a total of $17,600. The notes carry 12% interest.

In February 2021, the company entered into three year convertible notes with Wyoming New Power for a total of $150,000. The notes carry 12% interest.

In February 2021, a total of 14,585,961 shares were issued to extinguish $95,000 in principal, $11,732.88 in interest and $600 in legal fees.

In February 2021, Mr. Neary returned 4,516,310 voluntarily shares to the company that was previous awarded to him.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

There have been no changes in our independent accountants, MaloneBailey, LLP, or disagreements with them on matters of accounting or financial disclosure.

ITEM 9A. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

As of December 31, 2020, we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Exchange Act Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our financial disclosure controls and procedures were not effective due to our limited internal resources and lack of ability to have multiple levels of transaction review.

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

Management has assessed our internal control system in relation to criteria for effective internal control over financial reporting described in “Internal Control-Integrated Framework” issued in 2013 by the Committee of Sponsoring Organizations (“COSO”) of the Treadway Commission. Based upon these criteria, we believe that, as of December 31, 2020, our system of internal control over financial reporting was not effective due to material weaknesses that were identified. The material weaknesses are caused by our limited internal resources and limited personnel.  We presently have only two officers. The material weaknesses include 1.) no segregation of duties within the Company, 2.) there is no management oversight or multiple levels of supervision and review, no control documentation being produced, no one to review control documentation if it was being produced, 3.) a lack of expertise in the application of generally accepted accounting principles in regard to the accounting and reporting of our derivative transactions.

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

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The executive officers and directors of the Company are as follows:

Name	Age	Position	Held Since
Robin T. Eves	70	CEO, President, Director	August 2010
Thomas Shreve	69	Director	November 2015
Aiden Neary	49	COO, CFO, Director	February 2016

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

All directors will hold office until the next annual meeting of stockholders (currently expected to be held in the second quarter of 2021) and until their successors have been duly elected and qualified. There are no agreements with respect to the election of directors. Vacancies on the Board of Directors during the year may be filled by the majority vote of the directors in office at the time of the vacancy without action by the stockholders.

Board Committees

At this filing date, we have an audit committee, but no compensation committee or nominating committee. Our full Board currently performs the duties and responsibilities of such committees. Due to the size of the Company and due to the small number of directors that we had for 2020, we believed it was appropriate for the full Board to handle the responsibilities of these committees. It is our intention through 2021, as our Board increases in size, to introduce a number of committees.

Audit Committee Financial Expert

We created an Audit Committee in December 2017 currently comprising of one independent board of director member, Thomas Shreve, and two internal board of director members Aiden Neary and Robin Eves.

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

Director Independence

Our Board is not subject to any independence requirements. However, our Board has reviewed the independence of its directors under the requirements set forth by the NASDAQ Stock Market. Messrs. Eves and Neary are officers of the Company and therefore not deemed independent directors.  Mr. Shreve is deemed to be an independent director.

Meetings of our Board of Directors

Our Board of Directors held 4 meetings during the fiscal year ended December 31, 2020 (including meetings conducted by telephone conferencing).  No director attended less than 75% of all board meetings during the fiscal year ended December 31, 2020. All current Board members and all nominees for election to the Board of Directors are encouraged to attend our annual meetings of stockholders, either in person or by teleconference.

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

Directors’ Compensation

In 2020, all meetings were via telephone conference. The Board plans one regularly scheduled meeting each fiscal quarter and may schedule additional meetings as necessary. For fiscal 2019 and 2020, Mr. Shreve will receive annual compensation as a director of $25,000 which will be paid only upon available cash flow.

All of our present non-employee directors, have other employment or sources of income and will routinely devote only such time to the Company necessary to maintain its viability. It is estimated that each non-employee director will devote at least 2 days per month to the Company’s corporate activities. We incurred $25,000 in director fees for the outside director during the years 2019 and 2020.

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

Employment Agreements

We signed two year employment agreements effective July 1, 2020, with Robin Eves, as Chief Executive Officer and President, and Mr. Neary as COO/CFO. Mr. Eves will receive an annual salary of $519,750 and Mr. Neary $500,000. Each officer was granted a signing bonus of 750,000 shares of the Company’s restricted common stock upon execution of the agreements. In addition, each officer will be granted an additional 750,000 common shares payable following the one year completion of the contract due July 1, 2021.

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

Other Key Employees and Consultants

As at December 31, 2020 we have no other employees in the company.

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

SUMMARY COMPENSATION TABLE

Officers Name & Principal Position	Year	Salary ($)	Bonus ($)	Stock ($)	Option Awards ($)	All Other Compensation ($)	Total ($)
Robin Eves, Pres and CEO (1)	2020	519,750	-	86,275	-	-	606,025
	2019	519,750	-	220,400	-	-	740,150

Aiden Neary, COO/CFO (2)	2020	450,000	-	86,275			536,275
	2019	450,000	-	220,400			670,400

(1) On July 8, 2013, Robin Eves was issued 28,571 common shares in lieu of interest on loans made to the company. The value for these shares was $19,747. As a bonus for forbearance on payment of monthly fees, Mr. Eves was approved to receive 57,143 common shares on October 7, 2013. These shares had a value of $80,000 based upon $1.40 on the day that the shares were approved. Mr. Eves also received an approval for bonus shares for the year 2013 on December 4, 2013. The amount of shares approved was 142,857 shares with a value of $165,000 based upon $1.15 per share on the date of the approval. Through December 31, 2014, Robin eves returned 1,273,360 common shares back to the Company. Mr. Eves also returned 457,143 options back to the company that were previously awarded. Mr. Eves signed a two year contract on July 1, 2017 at an annual salary of $519,750. He was also awarded 750,000 common shares upon signing and received an additional 750,000 shares, valued at $67,500 on July 1, 2018. Mr. Eves was issued 2,300,797 common shares as a bonus on May 1, 2018, valued at $203,621. Mr. Eves was issued 2,204,000 common shares as a bonus on May 28, 2019, valued at $220,400. Mr. Eves was issued 2,121,267 common shares as a bonus on July 16, 2020, valued at $34,789. Mr. Eves was issued 4,516,310 common shares as a bonus on August 31, 2020, valued at $51,486.

(2) On November 26, 2013 Aiden Neary signed a two year Executive Employment Agreement which called for 142,857 shares to be issued at the time of signing his agreement and 142,857 that vest 1 year after the date of grant. These shares were approved to be issued and the issuance was deferred until after the Company completes its planned common stock reverse.  The fair value of this award was determined to be $300,000 based upon $1.05 on the date of grant. Mr. Neary was approved to receive 28,571 shares of stock as a bonus for 2013 on December 4, 2013. These shares had a value of $33,000 based upon $1.15 per shares on the date of the approval. Through year ended December 31, 2015 Mr. Neary returned 497,527 common shares back to the company. Mr. Neary also forfeited his right of the second tranche of 142,857 shares before vested. Mr. Neary signed a two year contract on July 1, 2017 at an annual salary of $450,000. He was also awarded 750,000 common shares upon signing and received an additional 750,000 shares, valued at $67,500 on July 1, 2018. Mr. Neary was issued 1,992,032 common shares as a bonus on May 1, 2018, valued at $176,295. Mr. Neary was issued 2,204,000 common shares as a bonus on May 28, 2019, valued at $220,400. Mr. Neary was issued 2,121,267 common shares as a bonus on July 16, 2020, valued at $34,789. Mr. Neary was issued 4,516,310 common shares as a bonus on August 31, 2020, valued at $51,486.

OUTSTANDING EQUITY AWARDS AT FISCAL YEAR-END

There were no outstanding grants of stock options or unvested stock awards outstanding on the last day of the fiscal year ended December 31, 2020 to any of the executive officers named in the Summary Compensation Table.

The following table sets forth, for the current year, the dollar value of all cash and non-cash compensation for the Company’s directors.

DIRECTOR COMPENSATION

Name	Year	Fees Earned or Paid in Cash ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Non Qualified Deferred Compensation Earnings	All Other Compensation ($)	Total ($)
Robin Eves	2020	-	-	-	-	-	-	-
Aiden Neary	2020	-	-	-	-	-	-	-
Thomas Shreve(1)	2020	25,000						25,000

(1) Mr. Shreve directors fees have been accrued

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth information, as of December 31, 2020, with respect to each person known by the Company to own beneficially more than 5% of the shares of our 344,625,196 issued and outstanding common stock, as well as the beneficial ownership of each director and officer and all directors and officers as a group. We are not aware of any present arrangements that could result in a change of control of the Company.  Except as otherwise indicated, each of the stockholders listed below has sole voting and investment power over the shares beneficially owned. Except as otherwise indicated, addresses are c/o Clean Coal Technologies, Inc., 295 Madison Avenue (12th Floor) New York, NY 10017.

Officers and Directors	Amount and Nature of Beneficial Ownership(1)	Percent of Class

Robin Eves, President, CEO, Director	24,156,817	7%
Aiden Neary, COO/CFO	29,777,789	8.6%
Thomas Shreve, Director	100,000	0%
All directors and officers as a group (5 persons)	54,034,606	15.6%

Independent holders of more than 5%
Tacho Sandoval	18,780,675	5.5%

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Wages and bonus payable to related parties

Accruals for salary and bonuses to officers and directors are included in accrued liabilities in the balance sheets and totaled $3,726,880 and $3,090,052 as of December 31, 2020 and 2019, respectively. As part of the separation agreement with Mr. Ponce de Leon, the Company agreed to pay him all his accrued salary within two years but agreed to pay him $200,000 by November 2015 out of revenues earned. As the Company did not earn revenue in 2015 and as at December 2019 has still not earned revenue, the obligation to Mr. Ponce de Leon of $1,594,725 is currently in default and the amount includes $368,011 in accrued interest. It is the Company’s intention to pay Mr. Ponce de Leon immediately upon receiving revenue.

Nonconvertible Debt

During the year ended December 31, 2020 and 2019, the Company received $30,000 and $615,000 from the issuance of related party notes payable to an affiliate. The notes are due on demand and do not accrue interest. As of December 31, 2020 and 2019, the Company had outstanding notes payable to affiliates of the Company of $705,000 and $675,000, respectively. These notes payable of the Company are unsecured, bear no interest and are due on demand.

During the years ended December 31, 2020 and 2019, the Company received $15,050 and $243,000 from related party advances, respectively. The Company repaid $11,500 and $165,000 on these advances during the years ended December 31, 2020 and 2019, respectively. The advances are due on demand and do not accrue interest. As of December 31, 2020 and 2019, the Company had outstanding advances payable to an officer of the Company of $83,150 and $79,600, respectively. The advances payable are unsecured, bear no interest and are due on demand.

Convertible Debt

2020

During the years ended December 31, 2020, the Company borrowed an aggregate of $76,990, net of beneficial conversion features of $4,150, under convertible notes payable. The convertible notes are secured by assets and the common stock of the Company, bear interest at 12% per annum and are due three years from the dates of issuance and are due three years from the dates of issuance. During the year ended December 31, 2020, the Company issued 1,250,000 shares of common stock for the conversion of $100,000 of principal on the convertible notes payable. As of December 31, 2020, the Company had outstanding short-term convertible notes payable of $9,437,192, net of unamortized discounts of $486,867; and, outstanding long-term convertible notes payable of $418,943, net of unamortized discounts of $86,167. The convertible notes payable mature(d) between November 2018 and November 2022 and are convertible at $0.06 per share, which, occasionally has been a discount to the market price on the dates of issuance. Amortization expense related to debt discounts on convertible debt for the year ended December 31, 2020 was $1,648,339. As of December 31, 2020, $7,152,383 in convertible notes are past due.

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

Common Stock Issued to Related Parties

During January 2020, in conjunction with the issuance of a convertible note payable to a related party, the Company recognized a $4,150 debt discount to additional paid-in capital.

During April 2020, the Company issued 1,250,000 shares of common stock for the conversion of $100,000 in principal of a convertible note payable due to a related party.

During August 2020, the Company issued 13,275,153 shares of common stock to officers and directors for bonuses valued at $172,549.

During December 2020, in conjunction with the issuance of a convertible note payable to a related party, the Company recognized a $98,000 debt discount to additional paid-in capital.

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

Non-Binding License Agreement – related party

During July 2017, the Company entered into a non-binding agreement to explore the opportunity of engaging in a license of Clean Coal Pristine M technology. As part of the non-binding agreement, in September 2017, the Company received a non-refundable deposit of $100,000, subject to application to any future license agreement, from Wyoming New Power. The license agreement is for two million tons per annum. The remainder of the license fee will be due upon the signing of a definitive license agreement expected in 2021. Wyoming New Power is a related party because it is controlled by an entity that has a significant interest in Clean Coal Technologies, Inc.

Director Independence

Our Board is not subject to any independence requirements. However, our Board has reviewed the independence of its directors under the requirements set forth by the NASDAQ Stock Market. Messrs. Eves and Neary are officers of the Company and therefore not deemed independent directors.  Mr. Shreve is deemed to be an independent director.

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES

Fees billed to the Company by MaloneBailey, LLP

	2020	2019
(1) Audit Fees	$48,000	$48,000
(2) Tax Fees	$-	$-
(3) Other Fees	$-	$-

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

/s/Robin Eves
Dated: March 30, 2021	Robin Eves CEO, President, Principal Executive Officer

Dated: March 30, 2021	/s/Aiden Neary
Aiden Neary CFO, Principal Financial Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities indicated on the 30th day of March 2021.

/s/Robin Eves	/s/Thomas Shreve
Robin Eves, CEO, President and Director	Thomas Shreve, Director

/s/Aiden Neary
Aiden Neary, COO, CFO and Director