Form 10-Q
period 2021-03-31
Clean Coal Technologies Inc.
filed 2021-05-11
CIK 1445109

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

FORM 10-Q

(Mark One)

☒QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: March 31, 2021

☐TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

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

The number of shares outstanding of Registrant’s Common Stock as of date: May 10, 2021: 369,288,413

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

Clean Coal Technologies, Inc.

Balance Sheets

(Unaudited)

	March 31,	December 31,
	2021	2020
ASSETS
Current Assets
Cash	$181	$4,203
Total Current Assets	181	4,203

Right to use ground lease, net of accumulated amortization of $35,000 and $32,000, respectively	1,000	4,000

Total Assets	$1,181	$8,203

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current Liabilities
Accounts payable	$1,880,762	$1,900,639
Accrued liabilities	9,915,889	9,438,354
Customer deposit – related party	100,000	100,000
Convertible debt, net of unamortized discounts – related party	9,262,623	8,950,325
Notes payable – related party	938,150	788,150
Convertible notes payable, net of unamortized discount	1,439,640	1,600,686
Notes payable	413,185	413,185
Total Current Liabilities	23,950,249	23,191,339

Long-Term Liabilities
Convertible debt, net of unamortized discounts – related party	256,775	332,776
Total Liabilities	24,207,024	23,524,115

Stockholders’ Deficit:
Common stock, $0.00001 par value; 500,000,000 shares authorized, 357,050,651 and 337,085,679 shares issued and outstanding, respectively	3,571	3,371
Additional paid-in capital	261,989,233	261,807,100
Accumulated deficit	(286,198,647)	(285,326,383)
Total Stockholders’ Deficit	(24,205,843)	(23,515,912)
Total Liabilities and Stockholders’ Deficit	$1,181	$8,203

The accompanying notes are an integral part of these unaudited financial statements.

Clean Coal Technologies, Inc.

Statements of Operations

(Unaudited)

	Three Months Ended
	March 31,
	2021	2020

Operating Expenses:
General and administrative	$298,208	$349,628
Research and development	3,309	69,545
Gain on settlement of accounts payable	-	(131,539)
Loss from Operations	(301,517)	(287,634)

Other Expenses:
Interest expense	(599,675)	(826,576)
Debt prepayment and default expense	(600)	(55,000)
Change in fair value of share-settled debt	29,528	-
Total Other Expenses	(570,747)	(881,576)

Net Loss	$(872,264)	$(1,169,210)

Weighted average shares outstanding – basic and diluted	342,799,992	181,347,218

Net loss per share basic and diluted	$(0.00)	$(0.01)

The accompanying notes are an integral part of these unaudited financial statements.

Clean Coal Technologies, Inc.

Unaudited Statements of Changes in Stockholders’ Deficit

For the Three Months Ended March 31, 2019 and 2021

			Additional		Total
	Common Stock		Paid-In	Accumulated	Stockholders’
	Shares	Amount	Capital	Deficit	Deficit
Balance December 31, 2019	181,347,218	$1,815	$260,127,550	$(279,002,112)	$(18,872,747)
Beneficial conversion feature on convertible debt	-	-	4,150	-	4,150
Net loss for the three months ended March 31, 2020	-	-	-	(1,169,210)	(1,169,210)
Balance, March 31, 2020	181,347,218	$1,815	$260,131,700	$(280,171,322)	$(20,037,807)

Balance December 31, 2020	337,085,679	$3,371	$261,807,100	$(285,326,383)	$(23,515,912)
Common stock issued for conversion of notes payable and accrued interest	24,481,282	245	182,088	-	182,333
Common stock returned and cancelled from related party	(4,516,310)	(45)	45	-	-
Net loss for the three months ended March 31, 2021	-	-	-	(872,264)	(872,264)
Balance, March 31, 2021	357,050,651	$3,571	$261,989,233	$(286,198,647)	$(24,205,843)

The accompanying notes are an integral part of these unaudited financial statements.

Clean Coal Technologies, Inc.

Statements of Cash Flows

(Unaudited)

	Three Months Ended
	March 31,
	2021	2020
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(872,264)	$(1,169,210)
Adjustment to reconcile net loss to net cash used in operating activities:
Amortization of debt discounts	256,179	436,365
Change in fair value of share-settled debt	(29,528)	-
Gain on settlement of accounts payable	-	(131,539)
Amortization of lease asset	3,000	3,000
Debt conversion and extension expenses	600	30,000
Changes in operating assets and liabilities:
(Increase) decrease in accounts payable	(19,877)	5,318
Increase in accrued expenses	489,268	346,904
Net Cash Used in Operating Activities	(172,622)	(479,162)

CASH FLOWS FROM FINANCING ACTIVITIES:
Borrowings on convertible debt, net of original issue discounts	-	535,000
Payments on convertible debt	-	(150,000)
Payments of debt issuance costs	-	(20,000)
Borrowings on convertible debt, net of original issue discounts – related party	18,600	24,900
Borrowings on notes payable – related party	150,000	-
Net Cash Provided by Financing Activities	168,600	389,900

NET CHANGE IN CASH AND CASH EQUIVALENTS	(4,022)	(89,262)
CASH AND CASH EQUIVALENTS - beginning of period	4,203	92,282
CASH AND CASH EQUIVALENTS - end of period	$181	$3,020

SUPPLEMENTAL DISCLOSURES:
Cash paid for interest	$-	$-
Cash paid for income taxes	$-	$-

NON-CASH INVESTING AND FINANCING ACTIVITIES:
Common stock issued for debt conversion	$182,333	$-
Common shares returned and cancelled	$45	$-
Beneficial conversion feature on convertible debt – related party	$-	$4,150

The accompanying notes are an integral part of these unaudited financial statements.

Clean Coal Technologies, Inc.

Notes to Financial Statements

(Unaudited)

NOTE 1: BASIS OF PRESENTATION

The accompanying unaudited interim financial statements of Clean Coal Technologies, Inc. (“Clean Coal”, the “Company”) have been prepared in accordance with accounting principles generally accepted in the United States of America and the rules of the Securities and Exchange Commission, and should be read in conjunction with the audited financial statements and notes thereto contained in Clean Coal’s Annual Report on Form 10-K filed with the SEC. In the opinion of management, the accompanying unaudited interim financial statements reflect all adjustments, consisting of normal recurring adjustments, necessary to present fairly the financial position and the results of operations for the interim period presented herein. The results of operations for interim periods are not necessarily indicative of the results to be expected for the full year or for any future period. Notes to the financial statements which would substantially duplicate the disclosure contained in the audited financial statements for fiscal 2020 as reported in the Form 10K have been omitted.

Reclassifications of Prior Period Balances

Certain amounts in prior periods have been reclassified to conform to the current year presentation, with no effect on previously reported net loss or stockholder’s (deficit) equity.

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

For the three months ended March 31, 2021 and 2020, the Company realized net losses, resulting in outstanding warrants and convertible debt having an antidilutive effect. All potentially dilutive instruments were excluded from the calculation of diluted net loss per share as their inclusion would have been anti-dilutive.

The following table summarizes the potential shares of common stock that were excluded from the computation of diluted net loss per share for the three months ended March 31, 2021 and 2020 as such shares would have had an anti-dilutive effect:

	March 31,
	2021	2020
Common stock warrants	251,875	2,852,329
Convertible notes payable	294,838,182	149,536,533
Total	295,090,057	152,388,862

Recent Accounting Pronouncements

The Company has implemented all new accounting pronouncements that are in effect and that may impact its financial statements. The Company does not believe that there are any other new accounting pronouncements that have been issued that might have a material impact on its financial position or results of operations.

NOTE 2: GOING CONCERN

The accompanying financial statements have been prepared on a going concern basis of accounting which contemplates continuity of operations, realization of assets, liabilities, and commitments in the normal course of business. The accompanying financial statements do not reflect any adjustments that might result if Clean Coal is unable to continue as a going concern. Clean Coal has a working capital deficit as of March 31, 2021 and has generated recurring net losses since inception. Management believes Clean Coal will need to raise capital in order to operate over the next 12 months.

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

NOTE 3: RESEARCH AND DEVELOPMENT

Research and development expenses include salaries, related employee expenses, facility lease expense, research expenses and consulting fees. All costs for research and development activities are expensed as incurred. In addition, the Company expenses the costs of licenses of patents and the prosecution of patents until the issuance of such patents and the commercialization of related products is reasonably assured. During the three months ended March 31, 2021 and 2020, the Company recognized $3,309 and $69,545 of research and development costs, respectively.

NOTE 4: RELATED PARTY TRANSACTIONS

Wages and bonus payable to related parties

Accruals for salary and bonuses to officers and directors are included in accrued liabilities in the balance sheets and totaled $3,897,229 and $3,726,943 as of March 31, 2021 and December 31, 2020, respectively. As part of the separation agreement with Mr. Ponce de Leon, the Company agreed to pay him all his accrued salary within two years but agreed to pay him $200,000 by November 2015 out of revenues earned. As the Company did not earn revenue in 2015 and as at March 31, 2020 has still not earned revenue, the obligation to Mr. Ponce de Leon of $1,717,395 is currently in default and the amount includes $455,174 in accrued interest. It is the Company’s intention to pay Mr. Ponce de Leon immediately upon receiving revenue.

Convertible Debt

As of March 31, 2021 and December 31, 2020, the Company had outstanding short-term convertible notes payable of $9,552,192 and $9,437,192, net of unamortized discounts of $289,569 and $486,867, respectively and outstanding long-term convertible notes payable of $322,543 and $418,943, net of unamortized discounts of $65,768 and $86,167, respectively. The convertible notes are secured by assets and the common stock of the Company, bear interest at 12% per annum, are convertible into shares of the Company’s common stock at $0.06 per share and are due three years from the dates of issuance. Amortization expense related to debt discounts on convertible debt for the three months ended March 31, 2021 and 2020 was $217,697 and $394,809, respectively.

Nonconvertible Debt

During February 2021, the Company borrowed a total of $150,000 in two notes payable to an entity controlled and owned by a significant shareholder of the Company. The notes are unsecured, due on demand and accrued interest at 12% per annum. As of March 31, 2021, the balance on the notes was $150,000 and the Company incurred $2,106 in accrued but unpaid interest expense.

As of March 31, 2021 and December 31, 2020, the Company had outstanding notes payable of $705,000 and $705,000, respectively, to an individual that is a significant shareholder.

As of March 31, 2021 and December 31, 2020, the Company had outstanding advances payable to an officer of the Company of $83,150 and $83,150, respectively. The advances payable are unsecured, bear no interest and are due on demand.

NOTE 5: DEBT

Notes Payable

As of March 31, 2021 and December 31, 2020, the Company had outstanding notes payable to former affiliates of the Company of $413,185 and $413,185, respectively. The notes payable are unsecured, bear no interest and are due on demand.

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

During May 2019, the Company issued a convertible note payable in the amount of $262,500, due in one year from the date of issuance, with an original issuance discount of $12,500, accrues interest at the rate of 6% per annum, is unsecured and is convertible after 180 days into shares of the Company’s common stock at a discount of 65% of the lowest trading price for the Company’s common stock during the ten trading days immediately preceding the conversion. During April 2020, the note became convertible at the option of the holder and between May and July 2020 the Company issued a total of 16,355,821 shares of common stock for the conversion of $175,000 in note principal and accrued interest.

As of March 31, 2021 and December 31, 2020, the balance on the convertible note payable was $51,194 and $48,938, respectively. The fair value of the discount conversion feature on the remaining principal balance was $19,135 as of March 31, 2021 and is included in the note principal balance. During the three months ended March 31, 2021 and 2020, the Company recognized $0 and $3,116 in debt discount amortization expense, respectively.

During August 2019, the Company issued a convertible note payable in the amount of $157,500. The convertible note payable is due one year from the date of issuance, has an original issuance discount of $7,500, accrues interest at the rate of 6% per annum, is unsecured and is convertible after 180 days into shares of the Company’s common stock at a discount of 65% of the lowest trading price for the Company’s common stock during the ten trading days immediately preceding the conversion. During April 2020, the note became convertible at the option of the holder and during August and September 2020, the Company issued a total of 7,616,146 shares of common stock for the conversion of $50,000 in note principal.

As of March 31, 2021 and December 31, 2020, the balance on the convertible note payable was $182,360 and $174,168, respectively. The fair value of the discount conversion feature on the remaining principal balance was $71,022 as of March 31, 2021 and is included in the note principal balance. During the three months ended March 31, 2021 and 2020, the Company recognized $0 and $1,870 in debt discount amortization expense, respectively.

During November 2019, the Company issued a convertible note payable in the amount of $336,000. The convertible note payable was due one year from the date of issuance, had an original issuance discount of $45,000, accrued interest at the rate of 10% per annum, was unsecured and was convertible after 180 days into shares of the Company’s common stock at a discount of 65% of the lowest trading price for the Company’s common stock during the ten trading days immediately preceding the conversion.

During May 2020, the note became convertible at the option of the holder and between July and November 2020, the note holder elected to convert $241,000 of principal and $18,379 in accrued interest for 41,696,169 shares of the Company’s common stock. During February 2021, the note holder elected to convert the remaining principal of $95,000 and accrued interest totaling $11,733 into 12,585,961 shares of the Company’s common stock. As of March 31, 2021 and December 31, 2020, the balance on the convertible note payable was $0 and $142,273, respectively. During the three months ended March 31, 2021 and 2020, the Company recognized $0 and $11,219 in debt discount amortization expense.

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

The fair value of the discount conversion feature on the remaining principal balance was $78,725 as of March 31, 2021. As of March 31, 2021 and December 31, 2020, the balance on the convertible note payable was $216,725 and $209,194, respectively. During the three months ended March 31, 2021 and 2020, the Company recognized $222 and $518 in debt discount amortization expense, respectively.

During February 2020, the Company issued a convertible note payable in the amount of $440,000. The convertible note payable is due one year from the date of issuance, has an original issuance discount of $40,000, accrues interest at the rate of 5% per annum, is unsecured and is convertible after 180 days into shares of the Company’s common stock at a discount of 65% of the lowest trading price for the Company’s common stock during the ten trading days immediately preceding the conversion. During August 2020, the note became convertible at the option of the holder. During March 2021, the note holder elected to convert principal of $75,000 into 11,895,321 shares of the Company’s common stock.

The fair value of the discount conversion feature on the remaining principal balance was $210,242 as of March 31, 2021. As of March 31, 2021 and December 31, 2020, the balance on the convertible note payable was $575,242 and $666,724, respectively. During the three months ended March 31, 2021 and 2020, the Company recognized $5,918 and $8,877 in debt discount amortization expense.

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

The fair value of the discount conversion feature on the remaining principal balance was $139,766 as of March 31, 2021. As of March 31, 2021 and December 31, 2020, the balance on the convertible note payable was $387,266 and $371,018, respectively. During the three months ended March 31, 2021, the Company recognized $5,548 in debt discount amortization expense.

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

As of March 31, 2021 and December 31, 2020, the balance on the convertible note payable was $112,000 and $112,000, respectively. During the three months ended March 31, 2021, the Company recognized $27,794 in debt discount amortization expense.

During the three months ended March 31, 2021, the Company recognized $29,528 in fair value gains as a result of the conversion options on the above mentioned convertible debt.

NOTE 5: STOCKHOLDERS’ EQUITY

Common Stock

During February and March 2021, the Company issued a total of 24,481,282 shares of its common stock to holders of convertible notes payable for principal totaling $170,000, accrued interest totaling $11,733 and conversion fees of $600.

During March 2021, an officer and director of the Company agreed to return and retire 4,516,310 shares of common stock previously issued for common stock compensation.

Common Stock Warrants

Warrants

There were no warrants issued during the three months ended March 31, 2021 and the year ended December 31, 2020. The following table presents the stock warrant activity during the three months ended March 31, 2021:

			Weighted
		Weighted	Average
	Warrants	Average Exercise Price	Remaining Term
Outstanding - December 31, 2020	491,872	$0.14	0.43
Granted	-	-	-
Forfeited/expired	(240,000)	0.14	-
Exercised	-	-	-
Outstanding March 31, 2021	251,872	$0.15	0.50
Exercisable – March 31, 2021	251,872	$0.15	0.50

The intrinsic value of the exercisable warrants as of March 31, 2021 was $0.

NOTE 6: SUBSEQUENT EVENTS

In April 2021 the company signed and executed an additional three year lease on its location in Gillette, Wyoming. The new lease expires on April 30, 2024. The entire rent payment for the three years of $36,000 was paid in April, 2021.

In April, 2021 Wyoming New Power advanced a total of $136,800 in the form of Promissory notes. The notes are payable on demand and attract a 12% interest rate.

In April, 2021 a note holder converted 12,237,762 ordinary shares for $70,000 of outstanding debt.

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

Our second process, called Pristine-M, is a low-cost coal dehydration technology. In tests, this process has succeeded in drying coal economically and stabilizing it using volatile matter released by the feed coal. Construction of our coal testing plant was completed in December 2015 and was successfully tested through April 2016 at AES Coal Power Utility in Oklahoma. Additional tests commenced and were completed in the fourth quarter of 2017. This test facility has been moved from AES to Wyoming where reassembly has commenced and testing of international coal is expected upon completion of the reassembly. Changes identified to the process by the University of Wyoming and our EPC contractors will be included in the reassembly and it is expected to provide a higher quality end product with a lower capital cost for a commercial unit. The reassembly was delayed due to the pandemic but is expected to be completed in Q3 2021.

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

Pristine-M. Testing of the Pristine M process on Powder River Basin coal at the AES facility in Oklahoma was completed in December 2017. The Pristine M process was successfully tested and the process, engineering and science were independently proven. The test facility was moved from the AES location to Wyoming where reassembly commenced in Q4 2019 and testing of international coal is expected upon completion of reassembly. The reassembly was delayed due to the pandemic but it is expected to be completed in Q3 2021. Over several months in 2018 and early 2019 the University of Wyoming independently validated the Pristine M process in their laboratory. By coating the exterior of the coal during the stabilization period with heavy hydrocarbons the process produces dust free stabilized coal for transportation.

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

•

The Company entered into a partnership with the University of Wyoming with the sole focus of using our suite of technologies to increase the use of and value of Wyoming Powder River Basin coal. Primary focus is on utilizing our technology to extract valuable derivative products from coal. Changes to the process have been identified by the University and the company EPC engineers and will be incorporated in the reassembly of the facility in Wyoming. The University confirmed in Q2, 2019 that they had successfully validated the Pristine M process in their laboratory and as a result entered into an agreement with the Company. The agreement between the University and the Company is for the reassembly of the second generation test facility. The University will advance to the EPC contractor on a two to one basis. As of the date of this filing the University has advanced a total of approx. $1,300,000 directly to the manufacturer of the Rotary Kiln. The kiln and all its relevant control panels was delivered to our site at Gillette, Wyoming in June 2020.

•

The Company has been engaged with AusTrade (The Australian Trade and Investment Commission) and through that relationship has partnered with three separate universities in Australia. Like the University of Wyoming these Universities have a focus on their local coal both from a beneficiation perspective and also extracting derivative by products from coal using our technology. The Company received full Australian patents in Q2, 2019 so the company plans to move forward with this relationship in Q3, 2021 following the assembly of the second-generation test facility.

•

The Company continues in discussions with the Minister for Coal in India and a number of the Energy governmental bodies in India. Coal samples are expected to be sent for testing once the Second Generation Test Facility is assembled which is expected in Q3, 2021 but subject to potential delays due to the current pandemic.

•

Meetings occurred in Q2, 2019 with the US DOE, DOD and Wyoming State Representatives to further our technology to benefit US coal. These discussions continue through May 2021 in light of the recent coal mining bankruptcies in Wyoming.

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

Results of Operations

We had no direct revenues for the three months ended March 31, 2021 or March 31, 2020. In 2017, we received $100,000 as a non-refundable deposit on a two million ton license agreement from Wyoming New Power, a related party. The definitive license agreement is expected to be completed in 2021 following the assembly of the second generation test facility.  In the year ended December 31, 2012, we have received an initial license fee of $375,000 from Jindal paid pursuant to the signing of our coal testing plant construction contract. The balance of $375,000 will be due upon the successful testing of Jindal coal in our second generation test facility in Wyoming. We do not anticipate any significant royalty fees for approximately 12-18 months thereafter.

For the Three Months Ended March 31, 2021 and March 31, 2020

Revenues

We have generated no revenues for the three months ended March 31, 2021 and 2020.

Operating Expenses

Our operating expenses for the three months ended March 31, 2021 totaled $301,517 compared to $287,634 for the three-month period in 2020. The primary component of the operating expenses for the three months ended March 31, 2021 was general and administrative expenses, recognizing $298,208, compared to $349,628 for the three months ended March 31, 2020. We recognized a $66,236 decrease in research and development expenses from $69,545 during the three months ended March 31, 2020 compared to $3,309 during the three months ended March 31, 2021.

Other Income and Expenses

During the three months ended March 31, 2021, we recognized total other expense of $570,747 compared to $881,576 for the three months ended March 31, 2020. The majority of the $310,829 decrease is due to a $226,901 decrease in interest expense during the three months ended March 31, 2021 mainly due to lower amortization of debt discounts on convertible notes payable compared to the three months ended March 31, 2020. The Company also recognized a total of $600 and $55,000 in debt conversion and extension fees during the three months ended March 31, 2021 and 2020, respectively, and a $29,528 gain on change in fair value of share-settled debt during the three months ended March 31, 2021.

Net Income/Loss

For the three months ended March 31, 2021, we had net loss of $872,264, compared to a net loss of $1,169,210 for the three months ended March 31, 2020. The $296,946 decrease in net loss is mainly due to the $310,829 decrease in other expenses, partially offset by a $13,883 decrease in loss from operations, as discussed above.

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

Liquidity and Capital Resources

We have generated minimal revenues since inception. We have obtained cash for operating expenses through advances and/or loans from affiliates and stockholders, the sale of common stock, the issuance of loans and convertible debentures

Net Cash Used in Operating Activities. Our primary source of operating cash during the three months ended March 31, 2021 was borrowings on related party debt, third party debt and convertible debt. Our primary uses of funds in operations were the completion of the construction of the test facility including the testing of the plant, the payment of professional and consulting fees and general operating expenses.

Net cash used in operating activities was $172,622 for the three months ended March 31, 2021, compared to $479,162 for the same period in 2020. The $306,540 decrease is mainly a result of the $296,946 decrease in net loss, a $131,539 decrease in gain on settlement of accounts payable, partially offset by a $239,114 decrease in non-cash expense adjustments such as debt discount amortization, lease asset amortization, debt conversion and extension fees and changes in fair value of share-settled debt and $117,169 decrease in accounts payable and accrued expenses during the three months ended March 31, 2021 compared to the 2020 period.

Net Cash Used In Investing Activities. There were no investing activities during the three months ended March 31, 2021 or 2020.

Net Cash Provided by Financing Activities. Net cash provided by financing activities during the three months ended March 31, 2021 totaled $168,600, compared to $389,900 during the three months ended March 31, 2020. During the three months ended March 31, 2021 and 2020, we received $0 and $535,000 in borrowings on convertible notes payable and $18,600 and $24,900 from the issuance of convertible notes payable to a related party, respectively. During the three months ended March 31, 2020, we repaid $150,000 in convertible note principal and paid $20,000 in debt issuance, we had no such repayments or expenditures during the 2021 period.

Cash Position and Outstanding Indebtedness

At March 31, 2020, we had $1,181 in total assets, consisting of $181 in cash and $1,000 in right to use ground lease, and $24,207,024 in liabilities, which consist of $23,950,249 in current liabilities and $256,775 in long-term liabilities. Current liabilities consist primarily of accounts payable, accrued liabilities, short-term convertible and non-convertible debt and related party convertible and non-convertible debt.

At December 31, 2020, we had total cash assets of $4,203 and $23,254,115 in liabilities, which consisted of $23,191,339 in current liabilities and $332,776 in long-term liabilities. Current liabilities consist primarily of accounts payable, accrued liabilities, short-term convertible and non-convertible debt and related party convertible and non-convertible debt.

Our working capital deficit at March 31, 2021 and December 31, 2020 was $23,950,430 and $23,195,542, respectively.

Contractual Obligations and Commitments

We secured a permanent location in Gillette, Wyoming for our test facility. The term of the lease is three years and calls for rent of $36,000, prepaid. In April, 2021 the company signed and executed an extension to the lease for the site at Fort Union, Wyoming for an additional three years to April 30, 2024. The rent of $36,000 was paid in advance by the company in April, 2021.

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

Construction of the coal testing plant was completed in 2015 and testing commenced in December 2015 at the AES Coal Power Utility in Oklahoma. As of March 31, 2021, we have paid $11,227,777 in development costs. The facility was moved to Wyoming in the first quarter of 2019. We anticipate that there will be an additional cost of approximately $4.5 million to acquire the additional parts for the second generation test facility and for its assembly.

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

ITEM 4. CONTROLS AND PROCEDURES

As of March 31, 2021, we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Exchange Act Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended. Based on this evaluation, management concluded that our financial disclosure controls and procedures were not effective due to our limited internal resources and lack of ability to have multiple levels of transaction review. There is a lack of appropriate segregation of duties within the Company, no control documentation being produced, and no one to review control documentation if it was being produced. As of March 31, 2021, we had two full time officers of the company.

There were no changes in internal control over financial reporting that occurred during the period covered by this report that have materially affected, or are reasonably likely to materially effect, our internal controls and procedures. We do not expect to implement any changes to our controls and procedures until there is a significant change in our operations or capital resources.

PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

As part of the separation agreement with Mr. Ponce de Leon, the ex COO of the Company, the Company agreed to pay him his accrued salary of $1,226,711 within two years but agreed to pay him $200,000 by November 2015 out of revenues earned. As the Company did not earn revenue in 2015 and as at December 2017 has still not earned revenue, the obligation to Mr. Ponce de Leon is currently in default. It is the Company’s intention to pay Mr. Ponce de Leon immediately upon receiving revenue including any interest that has been accrued. As of March 31, 2021, the Company has accrued a total of $1,717,395 in accrued salary and interest.

ITEM 1A. RISK FACTORS

For information regarding risk factors, see “Part I. Item 1A. Risk Factors,” in our Annual Report on Form 10-K for the year ended December 31, 2020.

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

Clean Coal Technologies

Date: May 11, 2021	By:	/s/ Aiden Neary
Aiden Neary
Chief Financial Officer