Form 10-Q
period 2021-06-30
Clean Coal Technologies Inc.
filed 2021-08-16
CIK 1445109

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

FORM 10-Q

(Mark One)

☒QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: June 30, 2021

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

The number of shares outstanding of Registrant’s Common Stock as of date: August 16, 2021: 394,597,687

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

Clean Coal Technologies, Inc.

Balance Sheets

(Unaudited)

	June 30,	December 31,
	2021	2020
ASSETS
Current Assets
Cash	$4,586	$4,203
Total Current Assets	4,586	4,203

Right of use ground lease, net of accumulated amortization of $38,000 and $32,000, respectively	34,000	4,000

Total Assets	$38,586	$8,203

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current Liabilities
Accounts payable	$1,876,862	$1,900,639
Accrued liabilities	10,365,688	9,438,354
Customer deposit – related party	100,000	100,000
Convertible debt, net of unamortized discounts – related party	9,402,880	8,950,325
Notes payable – related party	1,306,670	788,150
Convertible notes payable, net of unamortized discount	1,189,566	1,600,686
Notes payable	413,185	413,185
Total Current Liabilities	24,654,851	23,191,339

Long-Term Liabilities
Convertible debt, net of unamortized discounts – related party	240,910	332,776
Total Liabilities	24,895,761	23,524,115

Stockholders’ Deficit:
Common stock, $0.00001 par value; 500,000,000 shares authorized, 383,116,631 and 337,085,679 shares issued and outstanding, respectively	3,831	3,371
Additional paid-in capital	262,138,972	261,807,100
Accumulated deficit	(286,999,978)	(285,326,383)
Total Stockholders’ Deficit	(24,857,175)	(23,515,912)
Total Liabilities and Stockholders’ Deficit	$38,586	$8,203

The accompanying notes are an integral part of these unaudited financial statements.

Clean Coal Technologies, Inc.

Statements of Operations

(Unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2021	2020	2021	2020
Operating Expenses:
General and administrative	$318,489	$276,839	$616,697	$625,469
Research and development	3,283	20,503	6,592	91,046
Gain on settlement of accounts payable	-	-	-	(131,539)
Loss from Operations	(321,772)	(297,342)	(623,289)	(584,976)

Other Expenses:
Change in fair value of share-settled debt	73,222	(627,692)	102,750	(627,692)
Interest expense	(555,366)	(835,243)	(1,155,041)	(1,661,819)
Gain on settlement of convertible note payable	2,585	-	2,585	-
Debt prepayment and default expense	-	(1,000)	(600)	(56,000)
Total Other Expenses	(479,559)	(1,463,935)	(1,050,306)	(2,345,511)

Net Loss	$(801,331)	$(1,761,277)	$(1,673,595)	$(2,930,487)

Net loss per share basic and diluted	$(0.00)	$(0.01)	$(0.00)	$(0.02)

Weighted average shares outstanding – basic and diluted	352,180,363	187,892,840	361,457,653	184,620,029

The accompanying notes are an integral part of these unaudited financial statements.

Clean Coal Technologies, Inc.

Unaudited Statements of Changes in Stockholders’ Deficit

For the Three Months Ended June 30, 2020 and 2021

			Additional		Total
	Common Stock		Paid-In	Accumulated	Stockholders’
	Shares	Amount	Capital	Deficit	Deficit
Balance, March 31, 2020	181,347,218	$1,815	$260,131,700	$(280,171,322)	$(20,037,807)
Common stock issued for conversion of notes payable and accrued interest	13,827,885	139	379,742	-	379,881
Common stock issued for conversion of notes payable – related party	1,250,000	13	99,987	-	100,000
Net loss for the three months ended June 30, 2020	-	-	-	(1,761,277)	(1,761,277)
Balance, June 30, 2020	196,425,103	$1,967	$260,611,429	$(281,932,599)	$(21,319,203)

Balance, March 31, 2021	357,050,651	$3,571	$261,989,233	$(286,198,647)	$(24,205,843)
Common stock returned and cancelled	(650)	-	(1)	-	(1)
Common stock issued for conversion of notes payable	26,066,630	260	149,740	-	150,000
Net loss for the three months ended June 30, 2021	-	-	-	(801,331)	(801,331)
Balance, June 30, 2021	383,116,631	$3,831	$262,138,972	$(286,999,978)	$(24,857,175)

The accompanying notes are an integral part of these unaudited financial statements.

Clean Coal Technologies, Inc.

Unaudited Statements of Changes in Stockholders’ Deficit

For the Six Months Ended June 30, 2020 and 2021

			Additional		Total
	Common Stock		Paid-In	Accumulated	Stockholders’
	Shares	Amount	Capital	Deficit	Deficit
Balance December 31, 2019	181,347,218	$1,815	$260,127,550	$(279,002,112)	$(18,872,747)
Common stock issued for conversion of notes payable and accrued interest	13,827,885	139	379,742	-	379,881
Common stock issued for conversion of notes payable – related party	1,250,000	13	99,987	-	100,000
Beneficial conversion feature on convertible debt	-	-	4,150	-	4,150
Net loss for the six months ended June 30, 2020	-	-	-	(2,930,487)	(2,930,487)
Balance, June 30, 2020	196,425,103	$1,967	$260,611,429	$(281,932,599)	$(21,319,203)

Balance December 31, 2020	337,085,679	$3,371	$261,807,100	$(285,326,383)	$(23,515,912)
Common stock issued for conversion of notes payable and accrued interest	50,547,912	505	331,828	-	332,333
Common stock returned and cancelled from related party	(4,516,310)	(45)	45	-	-
Common stock returned and cancelled	(650)	-	(1)	-	(1)
Net loss for the six months ended June 30, 2021	-	-	-	(1,673,595)	(1,673,595)
Balance, June 30, 2021	383,116,631	$3,831	$262,138,972	$(286,999,978)	$(24,857,175)

The accompanying notes are an integral part of these unaudited financial statements.

Clean Coal Technologies, Inc.

Statements of Cash Flows

(Unaudited)

	Six months Ended
	June 30,
	2021	2020
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(1,673,595)	$(2,930,487)
Adjustment to reconcile net loss to net cash used in operating activities:
Amortization of debt discounts	465,719	914,798
Change in fair value of share-settled debt	(102,750)	627,692
Gain on settlement of convertible notes payable	(2,585)	(131,539)
Amortization of lease asset	6,000	6,000
Debt conversion and extension expenses	600	30,000
Changes in operating assets and liabilities:
Prepayment of right of use asset	(36,000)	-
Increase (decrease) in accounts payable	(23,777)	5,318
Increase in accrued expenses	944,651	784,402
Net Cash Used in Operating Activities	(421,737)	(693,816)

CASH FLOWS FROM FINANCING ACTIVITIES:
Borrowings on convertible debt, net of original issue discounts	-	760,000
Payments on convertible debt	-	(162,500)
Payments of debt issuance costs	-	(20,000)
Borrowings on convertible debt, net of original issue discounts – related party	18,600	24,900
Borrowings on notes payable – related party	403,520	-
Net Cash Provided by Financing Activities	422,120	602,400

NET CHANGE IN CASH AND CASH EQUIVALENTS	383	(91,416)
CASH AND CASH EQUIVALENTS - beginning of period	4,203	92,282
CASH AND CASH EQUIVALENTS - end of period	$4,586	$866

SUPPLEMENTAL DISCLOSURES:
Cash paid for interest	$-	$-
Cash paid for income taxes	$-	$-

NON-CASH INVESTING AND FINANCING ACTIVITIES:
Common stock issued for conversion of debt and accrued interest	$331,732	$378,881
Note payable, related party, issued for convertible debt and accrued interest	$115,000	$-
Beneficial conversion feature on convertible debt – related party	$-	$4,150
Common stock issued for conversion of debt – related party	$-	$100,000
Common shares returned and cancelled	$45	$-

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

For the six months ended June 30, 2021 and 2020, the Company realized net losses, resulting in outstanding warrants and convertible debt having an anti-dilutive effect. All potentially dilutive instruments were excluded from the calculation of diluted net loss per share as their inclusion would have been anti-dilutive.

The following table summarizes the potential shares of common stock that were excluded from the computation of diluted net loss per share for the six months ended June 30, 2021 and 2020 as such shares would have had an anti-dilutive effect:

	June 30,
	2021	2020
Common stock warrants	191,874	2,852,329
Convertible notes payable	261,852,237	208,547,105
Total	262,044,111	211,399,434

Recent Accounting Pronouncements

The Company has implemented all new accounting pronouncements that are in effect and that may impact its financial statements. The Company does not believe that there are any other new accounting pronouncements that have been issued that might have a material impact on its financial position or results of operations.

NOTE 2: GOING CONCERN

The accompanying financial statements have been prepared on a going concern basis of accounting which contemplates continuity of operations, realization of assets, liabilities, and commitments in the normal course of business. The accompanying financial statements do not reflect any adjustments that might result if Clean Coal is unable to continue as a going concern. Clean Coal has a working capital deficit as of June 30, 2021 and has generated recurring net losses since inception. Management believes Clean Coal will need to raise capital in order to operate over the next 12 months.

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

NOTE 3: RESEARCH AND DEVELOPMENT

Research and development expenses include salaries, related employee expenses, facility lease expense, research expenses and consulting fees. All costs for research and development activities are expensed as incurred. In addition, the Company expenses the costs of licenses of patents and the prosecution of patents until the issuance of such patents and the commercialization of related products is reasonably assured. During the six months ended June 30, 2021 and 2020, the Company recognized $6,592 and $91,046 of research and development costs, respectively.

NOTE 4: RELATED PARTY TRANSACTIONS

Wages and bonus payable to related parties

Accruals for salary and bonuses to officers and directors are included in accrued liabilities in the balance sheets and totaled $4,031,340 and $3,726,943 as of June 30, 2021 and December 31, 2020, respectively. As part of the separation agreement with Mr. Ponce de Leon, the Company agreed to pay him all his accrued salary within two years but agreed to pay him $200,000 by November 2015 out of revenues earned. As the Company did not earn revenue in 2015 and as of June 30, 2021 has still not earned revenue, the obligation to Mr. Ponce de Leon of $1,741,929 is currently in default and the amount includes $479,708 in accrued interest. It is the Company’s intention to pay Mr. Ponce de Leon immediately upon receiving revenue.

Convertible Debt

During the six months ended June 30, 2021, the Company issued three convertible notes totaling $18,600. The convertible notes are secured by Company assets and the common stock of the Company, bear interest at 12% per annum, are convertible into shares of the Company’s common stock at $0.06 per share and are due three years from the dates of issuance.

As of June 30, 2021 and December 31, 2020, the Company had outstanding short-term convertible notes payable to an entity controlled by a majority shareholder of $9,402,880 and $8,950,325, net of unamortized discounts of $199,301 and $486,867, respectively and outstanding long-term convertible notes payable of $240,910 and $332,776, net of unamortized discounts of $31,633 and $86,167, respectively. The convertible notes are secured by assets and the common stock of the Company, bear interest at 12% per annum, are convertible into shares of the Company’s common stock at $0.06 per share and are due three years from the dates of issuance. Amortization expense related to debt discounts on convertible debt for the six months ended June 30, 2021 and 2020 was $342,089 and $826,269, respectively.

Nonconvertible Debt

During the six months ended June 30, 2021, the Company borrowed a total of $403,500 from an entity controlled and owned by a significant shareholder of the Company (“Related Party Note Holder”). Additionally, during June 2021, the Related Party Note Holder purchased a third-party convertible note and accrued interest for $115,000, replacing it with a new, non-convertible notes. The notes are unsecured, due on demand and accrued interest at 12% per annum. As of June 30, 2021, the balance on the notes was $518,500 and the Company incurred $11,220 in accrued but unpaid interest expense.

As of June 30, 2021 and December 31, 2020, the Company had outstanding notes payable of $705,000 and $705,000, respectively, to an individual that is a significant shareholder.

As of June 30, 2021 and December 31, 2020, the Company had outstanding advances payable to an officer of the Company of $83,170 and $83,150, respectively. The advances payable are unsecured, bear no interest and are due on demand.

NOTE 5: DEBT

Notes Payable

As of June 30, 2021 and December 31, 2020, the Company had outstanding notes payable to former affiliates of the Company of $413,185 and $413,185, respectively. The notes payable are unsecured, bear no interest and are due on demand.

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

As of June 30, 2021 and December 31, 2020, the balance on the convertible note payable was $51,892 and $48,938, respectively. The fair value of the discount conversion feature on the remaining principal balance was $19,833 as of June 30, 2021 and is included in the note principal balance. During the six months ended June 30, 2021 and 2020, the Company recognized $0 and $4,863 in debt discount amortization expense, respectively.

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

As of June 30, 2021 and December 31, 2020, the balance on the convertible note payable was $184,751 and $174,168, respectively. The fair value of the discount conversion feature on the remaining principal balance was $73,414 as of June 30, 2021 and is included in the note principal balance. During the six months ended June 30, 2021 and 2020, the Company recognized $0 and $3,740 in debt discount amortization expense, respectively.

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

During May 2020, the note became convertible at the option of the holder and between July and November 2020, the note holder elected to convert $241,000 of principal and $18,379 in accrued interest for 41,696,169 shares of the Company’s common stock. During February 2021, the note holder elected to convert the remaining principal of $95,000 and accrued interest totaling $11,733 into 12,585,961 shares of the Company’s common stock. As of June 30, 2021 and December 31, 2020, the balance on the convertible note payable was $0 and $142,273, respectively. During the six months ended June 30, 2021 and 2020, the Company recognized $0 and $11,219 in debt discount amortization expense.

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

The fair value of the discount conversion feature on the remaining principal balance was $79,664 as of June 30, 2021. As of June 30, 2021 and December 31, 2020, the balance on the convertible note payable was $217,664 and $209,194, respectively. During the six months ended June 30, 2021 and 2020, the Company recognized $222 and $1,266 in debt discount amortization expense, respectively.

During February 2020, the Company issued a convertible note payable in the amount of $440,000. The convertible note payable is due one year from the date of issuance, has an original issuance discount of $40,000, accrues interest at the rate of 5% per annum, is unsecured and is convertible after 180 days into shares of the Company’s common stock at a discount of 65% of the lowest trading price for the Company’s common stock during the ten trading days immediately preceding the conversion. During August 2020, the note became convertible at the option of the holder. During March 2021, the note holder elected to convert principal of $75,000 into 11,895,321 shares of the Company’s common stock. During April 2021, the note holder elected to convert principal of $70,000 into 12,237,762 shares of the Company’s common stock. During June 2021, the note holder elected to convert principal of $80,000 into 13,828,868 shares of the Company’s common stock.

The fair value of the discount conversion feature on the remaining principal balance was $131,307 as of June 30, 2021. As of June 30, 2021 and December 31, 2020, the balance on the convertible note payable was $346,307 and $666,724, respectively. During the six months ended June 30, 2021 and 2020, the Company recognized $5,918 and $23,836 in debt discount amortization expense, respectively.

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

The fair value of the discount conversion feature on the remaining principal balance was $141,450 as of June 30, 2021. As of June 30, 2021 and December 31, 2020, the balance on the convertible note payable was $388,950 and $371,018, respectively. During the six months ended June 30, 2021 and 2020, the Company recognized $6,411 and $475 in debt discount amortization expense, respectively.

During December 2020, the Company issued a convertible note payable in the amount of $112,000. The convertible note payable was due one year from the date of issuance, had an original issuance discount of $12,000, incurred debt issuance costs of $2,000, accrued interest at the rate of 5% per annum, was unsecured and convertible immediately into shares of the Company’s common stock at $0.005 per share. As a result of the conversion price being lower than the market price of the Company’s common stock on the date of issuance, the Company recognized a beneficial conversion feature of $98,000 upon issuance.

During June 2021, as discussed above, the Related Party Note Holder purchased the convertible promissory note and accrued interest for a total of $115,000 and agreed to replace it with a non-convertible promissory note. The principal and accrued interest at the time of conversion totaled $117,585, resulting in a gain of $2,585 on note conversion. As of June 30, 2021 and December 31, 2020, the balance on the convertible note payable was $0 and $112,000, respectively. During the six months ended June 30, 2021, the Company recognized $111,901 in debt discount amortization expense.

During the six months ended June 30, 2021 and 2020, the Company recognized $102,750 in fair value gains and $627,692 in fair value losses, respectively, as a result of the conversion options on the above mentioned convertible debt.

NOTE 6: STOCKHOLDERS’ EQUITY

Common Stock

During the six months ended June 30, 2021, the Company issued a total of 50,547,912 shares of its common stock to holders of convertible notes payable for principal totaling $320,000, accrued interest totaling $11,733 and conversion fees of $600.

During March 2021, an officer and director of the Company agreed to return and retire 4,516,310 shares of common stock previously issued for common stock compensation.

Common Stock Warrants

There were no warrants issued during the six months ended June 30, 2021 and the year ended December 31, 2020. The following table presents the stock warrant activity during the six months ended June 30, 2021:

			Weighted
		Weighted	Average
	Warrants	Average Exercise Price	Remaining Term
Outstanding - December 31, 2020	491,872	$0.14	0.43
Granted	-	-	-
Forfeited/expired	(300,000)	0.14	-
Exercised	-	-	-
Outstanding June 30, 2021	191,872	$0.15	0.36
Exercisable – June 30, 2021	191,872	$0.15	0.36

The intrinsic value of the exercisable warrants as of June 30, 2021 was $0.

NOTE 7: RIGHT OF USE ASSET

In April 2018, the company secured a permanent location in Wyoming for its test facility at the Fort Union Industrial Park. The term of the lease was three years. The Company elected to renew the lease for another three years in May 2021. The renewal calls for rent of $36,000, prepaid. The $36,000 covering three years rent was paid in May 2021 and is being amortized to lease expense using the straight-line method over the three-year term of the lease. During the six months ended June 30, 2021 and 2020, the Company recognized $6,000 and $6,000 in amortization of right of use assets, respectively.

NOTE 8: SUBSEQUENT EVENTS

In July, 2021 the company obtained a total of $41,500 in the form of a 12% note payable on demand from a related party.

In July, 2021 a convertible note holder converted $50,000 of principal of a February 2020 convertible note into 11,481,056 shares.

In August, 2021 the company obtained a total of $18,000 in the form of a 12% note payable on demand from a related party.

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

Our second process, called Pristine-M, is a low-cost coal dehydration technology. In tests, this process has succeeded in drying coal economically and stabilizing it using volatile matter released by the feed coal. Construction of our coal testing plant was completed in December 2015 and was successfully tested through April 2016 at AES Coal Power Utility in Oklahoma. Additional tests commenced and were completed in the fourth quarter of 2017. This test facility has been moved from AES to Wyoming where reassembly has commenced and testing of international coal is expected upon completion of the reassembly. Changes identified to the process by the University of Wyoming and our EPC contractors will be included in the reassembly and it is expected to provide a higher quality end product with a lower capital cost for a commercial unit. The reassembly was delayed due to the pandemic but is expected to be completed in Q4 2021.

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

Pristine-M. Testing of the Pristine M process on Powder River Basin coal at the AES facility in Oklahoma was completed in December 2017. The Pristine M process was successfully tested and the process, engineering and science were independently proven. The test facility was moved from the AES location to Wyoming where reassembly commenced in Q4 2019 and testing of international coal is expected upon completion of reassembly. The reassembly was delayed due to the pandemic but it is expected to be completed in Q4 2021. Over several months in 2018 and early 2019 the University of Wyoming independently validated the Pristine M process in their laboratory. By coating the exterior of the coal during the stabilization period with heavy hydrocarbons the process produces dust free stabilized coal for transportation.

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

•

The Company has been engaged with AusTrade (The Australian Trade and Investment Commission) and through that relationship has partnered with three separate universities in Australia. Like the University of Wyoming these Universities have a focus on their local coal both from a beneficiation perspective and also extracting derivative by products from coal using our technology. The Company received full Australian patents in Q2, 2019 so the company plans to move forward with this relationship in Q4, 2021 following the assembly of the second-generation test facility.

•

The Company continues in discussions with the Minister for Coal in India and a number of the Energy governmental bodies in India. Coal samples are expected to be sent for testing once the Second Generation Test Facility is assembled which is expected in Q4, 2021 but subject to potential delays due to the current pandemic.

•

Meetings occurred in Q2, 2019 with the US DOE, DOD and Wyoming State Representatives to further our technology to benefit US coal. These discussions continue through August 2021 in light of coal mining bankruptcies in Wyoming.

Employees

As of June 30, 2021, we had two full-time executives. President and CEO Robin Eves, Chief Operations Officer and Aiden Neary, Chief Financial Officer have written employment agreements. Messrs. Eves and Neary received no compensation for their participation on the Board of Directors.

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

Results of Operations

We had no direct revenues for the six months ended June 30, 2021 or June 30, 2020. In 2017, we received $100,000 as a non-refundable deposit on a two million ton license agreement from Wyoming New Power, a related party. The definitive license agreement is expected to be completed in 2021 following the assembly of the second generation test facility.  In the year ended December 31, 2012, we have received an initial license fee of $375,000 from Jindal paid pursuant to the signing of our coal testing plant construction contract. The balance of $375,000 will be due upon the successful testing of Jindal coal in our second generation test facility in Wyoming. We do not anticipate any significant royalty fees for approximately 12-18 months thereafter.

For the Three Months Ended June 30, 2021 and June 30, 2020

Revenues

We have generated no revenues for the three months ended June 30, 2021 and 2020.

Operating Expenses

Our operating expenses for the three months ended June 30, 2021 totaled $321,772, compared to $297,342 for the three month period in 2020. The primary component of the operating expenses for the three months ended June 30, 2021 and 2020 was general and administrative expenses, recognizing $318,489, compared to $276,839 for the three months ended June 30, 2020, partially offset by a $17,220 decrease in research and development.

Other Income and Expenses

During the three months ended June 30, 2021, we recognized total other expense of $479,559 compared to total other expense of $1,463,935 for the three months ended June 30, 2020. The $984,376 decrease is mainly due to a $700,914 increase in the fair value of convertible note options, a $279,877 decrease in interest expense, a $1,000 decrease in debt standstill and extension expenses and a $2,585 increase in gain on settlement of convertible debt compared to the 2020 period.

Net Income/Loss

For the three months ended June 30, 2021, we had net loss of $801,331, compared to a net loss of $1,761,277 for the three months ended June 30, 2020. The $959,946 decrease in net loss is mainly due to the $984,376 decrease in other expense, offset by the $24,430 increase in operating expenses, as discussed above.

For the Six months Ended June 30, 2021 and June 30, 2020

Revenues

We have generated no revenues for the six months ended June 30, 2021 and 2020.

Operating Expenses

Our operating expenses for the six months ended June 30, 2021 totaled $623,289 compared to $584,976 for the six-month period in 2020. The primary component of the operating expenses for the six months ended June 30, 2021 was general and administrative expenses, recognizing $616,697, compared to $625,469 for the six months ended June 30, 2020. We also recognized an $84,454 decrease in research and development expenses and $131,539 decrease in gains on forgiveness of accounts payable during the six months ended June 30, 2021 compared to the six months ended June 30, 2020.

Other Income and Expenses

During the six months ended June 30, 2021, we recognized total other expense of $1,050,306 compared to $2,345,511 for the six months ended June 30, 2020. The majority of the $1,295,205 decrease is due to a decrease of $730,442 on losses from change in fair value of share-settled debt during the six months ended June 30, 2021 compared to the 2020 comparative period. Additionally, interest expense decrease by $506,778 during the six months ended June 30, 2021 compared to the 2020 comparative period. The Company also recognized $55,400 less in debt conversion and extension fees and a $2,585 gain on extinguishment of debt during the six months ended June 30, 2021 compared to the 2020 comparative period.

Net Income/Loss

For the six months ended June 30, 2021, we had net loss of $1,673,595, compared to a net loss of $2,930,487 for the six months ended June 30, 2020. The $1,256,892 decrease in net loss is mainly due to the $1,295,205 decrease in other expenses, offset by a $38,313 increase in loss from operations, as discussed above.

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

Liquidity and Capital Resources

We have generated minimal revenues since inception. We have obtained cash for operating expenses through advances and/or loans from affiliates and stockholders, the sale of common stock, the issuance of loans and convertible debentures

Net Cash Used in Operating Activities. Our primary source of operating cash during the six months ended June 30, 2021 was borrowings on related party debt, third party debt and convertible debt. Our primary uses of funds in operations were the completion of the construction of the test facility including the testing of the plant, the payment of professional and consulting fees and general operating expenses.

Net cash used in operating activities was $421,737 for the six months ended June 30, 2021, compared to $693,816 for the same period in 2020. The $272,079 decrease is mainly a result of the $1,256,892 decrease in net loss, partially offset by a $1,079,967 decrease in non-cash expense adjustments such as debt discount amortization, lease asset amortization, debt conversion and extension fees and changes in fair value of share-settled debt. We also prepaid $36,000 on a facility lease and recognized a $131,154 net increase in increases to accounts payable and accrued expenses during the six months ended June 30, 2021 compared to the 2020 period.

Net Cash Used In Investing Activities. There were no investing activities during the six months ended June 30, 2021 and 2020.

Net Cash Provided by Financing Activities. Net cash provided by financing activities during the six months ended June 30, 2021 totaled $422,120, compared to $602,400 during the six months ended June 30, 2020. During the six months ended June 30, 2021 and 2020, we received $18,600 and $24,900 in borrowings on convertible notes payable from a related party and $403,520 and $0 from the issuance of notes payable to a related party, respectively. During the six months ended June 30, 2020, we borrowed $760,000 from the issuance of convertible notes, repaid $162,500 in convertible note principal and paid $20,000 in debt issuance, we had no such proceeds, repayments or expenditures during the 2021 period.

Cash Position and Outstanding Indebtedness

At June 30, 2021, we had $38,586 in total assets, consisting of $4,586 in cash and $34,000 in right of use ground lease, and $24,895,761 in liabilities, which consist of $24,654,851 in current liabilities and $240,910 in long-term liabilities. Current liabilities consist primarily of accounts payable, accrued liabilities, short-term convertible and non-convertible debt and related party convertible and non-convertible debt.

At December 31, 2020, we had total cash assets of $4,203 and $23,524,115 in liabilities, which consisted of $23,191,339 in current liabilities and $332,776 in long-term liabilities. Current liabilities consist primarily of accounts payable, accrued liabilities, short-term convertible and non-convertible debt and related party convertible and non-convertible debt.

Our working capital deficit at June 30, 2021 and December 31, 2020 was $24,650,265 and $23,187,136, respectively.

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

Construction of the coal testing plant was completed in 2015 and testing commenced in December 2015 at the AES Coal Power Utility in Oklahoma. As of June 30, 2021, we have paid $11,231,060 in development costs. The facility was moved to Wyoming in the first quarter of 2019. We anticipate that there will be an additional cost of approximately $4.5 million to acquire the additional parts for the second generation test facility and for its assembly.

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

ITEM 4. CONTROLS AND PROCEDURES

As of June 30, 2021, we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Exchange Act Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended. Based on this evaluation, management concluded that our financial disclosure controls and procedures were not effective due to our limited internal resources and lack of ability to have multiple levels of transaction review. There is a lack of appropriate segregation of duties within the Company, no control documentation being produced, and no one to review control documentation if it was being produced. As of June 30, 2021, we had two full time officers of the company.

There were no changes in internal control over financial reporting that occurred during the period covered by this report that have materially affected, or are reasonably likely to materially effect, our internal controls and procedures. We do not expect to implement any changes to our controls and procedures until there is a significant change in our operations or capital resources.

PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

As part of the separation agreement with Mr. Ponce de Leon, the ex COO of the Company, the Company agreed to pay him his accrued salary of $1,226,711 within two years but agreed to pay him $200,000 by November 2015 out of revenues earned. As the Company did not earn revenue in 2015 and as at June 30, 2021 has still not earned revenue, the obligation to Mr. Ponce de Leon is currently in default. It is the Company’s intention to pay Mr. Ponce de Leon immediately upon receiving revenue including any interest that has been accrued. As of June 30, 2021, the Company has accrued a total of $1,741,929 in accrued salary and interest.

ITEM 1A. RISK FACTORS

For information regarding risk factors, see “Part I. Item 1A. Risk Factors,” in our Annual Report on Form 10-K for the year ended December 31, 2020.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 5. OTHER INFORMATION

None.

ITEM 6. EXHIBITS

EXHIBIT NO.	DESCRIPTION

31	CERTIFICATION OF PRINCIPAL EXECUTIVE AND FINANCIAL OFFICER PURSUANT TO SECTION 302 OF THE SARBANES-OXLEY ACT OF 2002.
32	CERTIFICATION OF PRINCIPAL EXECUTIVE AND FINANCIAL OFFICER PURSUANT TO SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002.

101.INS	Inline XBRL Instance Document
101.SCH	Inline XBRL Taxonomy Extension Schema Document
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Clean Coal Technologies

Date: August 16, 2021	By:	/s/ Aiden Neary
Aiden Neary
Chief Financial Officer