Form 10-Q
period 2021-09-30
Clean Coal Technologies Inc.
filed 2021-11-12
CIK 1445109

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

FORM 10-Q

(Mark One)

☒QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: September 30, 2021

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

The number of shares outstanding of Registrant’s Common Stock as of date: November 12, 2021: 414,279,613

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

Clean Coal Technologies, Inc.

Balance Sheets

(Unaudited)

	September 30,	December 31,
	2021	2020
ASSETS
Current Assets
Cash	$1,433	$4,203
Total Current Assets	1,433	4,203

Right of use ground lease, net of accumulated amortization of $41,000 and $32,000, respectively	31,000	4,000

Total Assets	$32,433	$8,203

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current Liabilities
Accounts payable	$1,880,112	$1,900,639
Accrued liabilities	10,922,376	9,438,354
Customer deposit – related party	100,000	100,000
Convertible debt, net of unamortized discounts – related party	9,669,168	8,950,325
Notes payable – related party	1,374,720	788,150
Convertible notes payable, net of unamortized discount	1,377,762	1,600,686
Notes payable	413,185	413,185
Total Current Liabilities	25,737,323	23,191,339

Long-Term Liabilities
Convertible debt, net of unamortized discounts – related party	104,120	332,776
Total Liabilities	25,841,443	23,524,115

Stockholders’ Deficit:
Common stock, $0.00001 par value; 500,000,000 shares authorized, 414,279,613 and 337,085,679 shares issued and outstanding, respectively	4,143	3,371
Additional paid-in capital	262,260,303	261,807,100
Accumulated deficit	(288,073,456)	(285,326,383)
Total Stockholders’ Deficit	(25,809,010)	(23,515,912)
Total Liabilities and Stockholders’ Deficit	$32,433	$8,203

The accompanying notes are an integral part of these unaudited financial statements.

Clean Coal Technologies, Inc.

Statements of Operations

(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2021	2020	2021	2020
Operating Expenses:
General and administrative	$277,954	$506,408	$894,651	$1,139,678
Research and development	3,287	3,000	9,879	86,245
Gain on settlement of accounts payable	-	-	(2,585)	(131,539)
Loss from Operations	(281,241)	(509,408)	(901,945)	(1,094,384)

Other Expenses:
Change in fair value of share-settled debt	(309,839)	(306,856)	(207,089)	(934,548)
Interest expense	(482,398)	(783,312)	(1,637,439)	(2,445,131)
Debt prepayment and default expense	-	(68,962)	(600)	(124,962)
Total Other Expenses	(792,237)	(1,159,130)	(1,845,128)	(3,504,641)

Net Loss	$(1,073,478)	$(1,668,538)	$(2,747,073)	$(4,599,025)

Net loss per share basic and diluted	$(0.00)	$(0.01)	$(0.01)	$(0.02)

Weighted average shares outstanding – basic and diluted	374,954,774	259,427,265	364,033,205	209,737,787

The accompanying notes are an integral part of these unaudited financial statements.

Clean Coal Technologies, Inc.

Unaudited Statements of Changes in Stockholders’ Deficit

For the Three Months Ended September 30, 2020 and 2021

			Additional		Total
	Common Stock		Paid-In	Accumulated	Stockholders’
	Shares	Amount	Capital	Deficit	Deficit
Balance, June 30, 2020	196,425,103	$1,967	$260,611,429	$(281,932,599)	$(21,319,203)
Common stock issued for conversion of notes payable and accrued interest	101,542,534	1,015	766,350	-	767,365
Common stock issued for officer bonus	13,275,153	132	172,417	-	172,549
Common stock issued for services	479,123	4	7,855	-	7,859
Net loss for the three months ended September 30, 2020	-	-	-	(1,668,538)	(1,668,538)
Balance, September 30, 2020	311,721,913	$3,118	$261,558,051	$(283,601,137)	$(22,039,968)

Balance, June 30, 2021	383,116,631	$3,831	$262,138,972	$(286,999,978)	$(24,857,175)
Common stock issued for conversion of notes payable	31,162,982	312	121,331	-	121,643
Net loss for the three months ended September 30, 2021	-	-	-	(1,073,478)	(1,073,478)
Balance, September 30, 2021	414,279,613	$4,143	$262,260,303	$(288,073,456)	$(25,809,010)

The accompanying notes are an integral part of these unaudited financial statements.

Clean Coal Technologies, Inc.

Unaudited Statements of Changes in Stockholders’ Deficit

For the Nine Months Ended September 30, 2020 and 2021

			Additional		Total
	Common Stock		Paid-In	Accumulated	Stockholders’
	Shares	Amount	Capital	Deficit	Deficit
Balance December 31, 2019	181,347,218	$1,815	$260,127,550	$(279,002,112)	$(18,872,747)
Common stock issued for conversion of notes payable and accrued interest	115,370,419	1,154	1,146,092	-	1,147,246
Common stock issued for conversion of notes payable – related party	1,250,000	13	99,987	-	100,000
Common stock issued for officer bonus	13,275,153	132	172,417	-	172,549
Common stock issued for services	479,123	4	7,855	-	7,859
Beneficial conversion feature on convertible debt	-	-	4,150	-	4,150
Net loss for the nine months ended September 30, 2020	-	-	-	(4,599,025)	(4,599,025)
Balance, September 30, 2020	311,721,913	$3,118	$261,558,051	$(283,601,137)	$(22,039,968)

Balance December 31, 2020	337,085,679	$3,371	$261,807,100	$(285,326,383)	$(23,515,912)
Common stock issued for conversion of notes payable and accrued interest and expenses	81,710,894	817	453,158	-	453,975
Common stock returned and cancelled from related party	(4,516,310)	(45)	45	-	-
Common stock returned and cancelled	(650)	-	-	-	-
Net loss for the nine months ended September 30, 2021	-	-	-	(2,747,073)	(2,747,073)
Balance, September 30, 2021	414,279,613	$4,143	$262,260,303	$(288,073,456)	$(25,809,010)

The accompanying notes are an integral part of these unaudited financial statements.

Clean Coal Technologies, Inc.

Statements of Cash Flows

(Unaudited)

	Nine months Ended
	September 30,
	2021	2020
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(2,747,073)	$(4,599,025)
Adjustment to reconcile net loss to net cash used in operating activities:
Amortization of debt discounts	595,217	1,402,489
Change in fair value of share-settled debt	207,089	934,548
Gain on settlement of convertible notes payable	(2,585)	(131,539)
Common stock issued for officer bonus	-	172,549
Common stock issued for services	-	7,859
Amortization of lease asset	9,000	9,000
Debt conversion and extension expenses	600	95,712
Changes in operating assets and liabilities:
Prepayment of right of use asset	(36,000)	-
Decrease in prepaid expenses	-	37,219
Increase (decrease) in accounts payable	(20,527)	9,418
Increase in accrued expenses	1,501,339	1,314,711
Net Cash Used in Operating Activities	(492,940)	(747,059)

CASH FLOWS FROM FINANCING ACTIVITIES:
Borrowings on convertible debt, net of original issue discounts	-	760,000
Payments on convertible debt	-	(162,500)
Payments of debt issuance costs	-	(20,000)
Borrowings on convertible debt, net of original issue discounts – related party	18,600	47,300
Borrowings on notes payable – related party	471,570	30,000
Net Cash Provided by Financing Activities	490,170	654,800

NET CHANGE IN CASH AND CASH EQUIVALENTS	(2,770)	(92,259)
CASH AND CASH EQUIVALENTS - beginning of period	4,203	92,282
CASH AND CASH EQUIVALENTS - end of period	$1,433	$23

SUPPLEMENTAL DISCLOSURES:
Cash paid for interest	$-	$-
Cash paid for income taxes	$-	$-

NON-CASH INVESTING AND FINANCING ACTIVITIES:
Common stock issued for conversion of debt and accrued interest	$453,975	$1,147,246
Note payable, related party, issued for convertible debt and accrued interest	$115,000	$-
Beneficial conversion feature on convertible debt – related party	$-	$4,150
Common stock issued for conversion of debt – related party	$-	$100,000
Common shares returned and cancelled	$45	$-

The accompanying notes are an integral part of these unaudited financial statements.

Clean Coal Technologies, Inc.

Notes to Financial Statements

(Unaudited)

NOTE 1: BASIS OF PRESENTATION

The accompanying unaudited interim financial statements of Clean Coal Technologies, Inc. (“Clean Coal”, the “Company”) have been prepared in accordance with accounting principles generally accepted in the United States of America and the rules of the Securities and Exchange Commission, and should be read in conjunction with the audited financial statements and notes thereto contained in Clean Coal’s Annual Report on Form 10-K filed with the SEC. In the opinion of management, the accompanying unaudited interim financial statements reflect all adjustments, consisting of normal recurring adjustments, necessary to present fairly the financial position and the results of operations for the interim period presented herein. Prior period presentation of gains on settlement of accounts payable have been reclassified to conform to the current period’s presentation. The results of operations for interim periods are not necessarily indicative of the results to be expected for the full year or for any future period. Notes to the financial statements which would substantially duplicate the disclosure contained in the audited financial statements for fiscal 2020 as reported in the Form 10K have been omitted.

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

For the nine months ended September 30, 2021 and 2020, the Company realized net losses, resulting in outstanding warrants and convertible debt having an anti-dilutive effect. All potentially dilutive instruments were excluded from the calculation of diluted net loss per share as their inclusion would have been anti-dilutive.

The following table summarizes the potential shares of common stock that were excluded from the computation of diluted net loss per share for the nine months ended September 30, 2021 and 2020 as such shares would have had an anti-dilutive effect:

	September 30,
	2021	2020
Common stock warrants	67,340	2,852,329
Convertible notes payable	369,306,460	270,815,379
Total	369,373,800	273,667,708

Recent Accounting Pronouncements

The Company has implemented all new accounting pronouncements that are in effect and that may impact its financial statements. The Company does not believe that there are any other new accounting pronouncements that have been issued that might have a material impact on its financial position or results of operations.

NOTE 2: GOING CONCERN

The accompanying financial statements have been prepared on a going concern basis of accounting which contemplates continuity of operations, realization of assets, liabilities, and commitments in the normal course of business. The accompanying financial statements do not reflect any adjustments that might result if Clean Coal is unable to continue as a going concern. Clean Coal has a working capital deficit as of September 30, 2021 and has generated recurring net losses since inception. Management believes Clean Coal will need to raise capital in order to operate over the next 12 months.

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

NOTE 3: RESEARCH AND DEVELOPMENT

Research and development expenses include salaries, related employee expenses, facility lease expense, research expenses and consulting fees. All costs for research and development activities are expensed as incurred. In addition, the Company expenses the costs of licenses of patents and the prosecution of patents until the issuance of such patents and the commercialization of related products is reasonably assured. During the nine months ended September 30, 2021 and 2020, the Company recognized $9,879 and $86,245 of research and development costs, respectively.

NOTE 4: RELATED PARTY TRANSACTIONS

Wages and bonus payable to related parties

Accruals for salary and bonuses to officers and directors are included in accrued liabilities in the balance sheets and totaled $4,259,662 and $3,726,943 as of September 30, 2021 and December 31, 2020, respectively. As part of the separation agreement with Mr. Ponce de Leon, the Company agreed to pay him all his accrued salary within two years but agreed to pay him $200,000 by November 2015 out of revenues earned. As the Company did not earn revenue in 2015 and as of September 30, 2021 has still not earned revenue, the obligation to Mr. Ponce de Leon of $1,766,463 is currently in default and the amount includes $539,749 in accrued interest. It is the Company’s intention to pay Mr. Ponce de Leon immediately upon receiving revenue.

Convertible Debt

During the nine months ended September 30, 2021, the Company issued three convertible notes totaling $18,600. The convertible notes are secured by Company assets and the common stock of the Company, bear interest at 12% per annum, are convertible into shares of the Company’s common stock at $0.06 per share and are due three years from the dates of issuance.

As of September 30, 2021 and December 31, 2020, the Company had outstanding short-term convertible notes payable to an entity controlled by a majority shareholder of $9,669,168 and $8,950,325, net of unamortized discounts of $97,893 and $486,867, respectively and outstanding long-term convertible notes payable of $104,120 and $332,776, net of unamortized discounts of $3,543 and $86,167, respectively. The convertible notes are secured by assets and the common stock of the Company, bear interest at 12% per annum, are convertible into shares of the Company’s common stock at $0.06 per share and are due three years from the dates of issuance. Amortization expense related to debt discounts on convertible debt for the nine months ended September 30, 2021 and 2020 was $470,765 and $1,262,910, respectively.

Nonconvertible Debt

During the nine months ended September 30, 2021, the Company borrowed a total of $471,550 from an entity controlled and owned by a significant shareholder of the Company (“Related Party Note Holder”). Additionally, during September 2021, the Related Party Note Holder purchased a third-party convertible note and accrued interest for $115,000, replacing it with a new, non-convertible note. The notes are unsecured, due on demand and accrued interest at 12% per annum. As of September 30, 2021, the balance on the notes was $586,550 and the Company incurred $28,284 in accrued but unpaid interest expense.

As of September 30, 2021 and December 31, 2020, the Company had outstanding notes payable of $705,000 and $705,000, respectively, to an individual that is a significant shareholder.

As of September 30, 2021 and December 31, 2020, the Company had outstanding advances payable to an officer of the Company of $83,170 and $83,150, respectively. The advances payable are unsecured, bear no interest and are due on demand.

NOTE 5: DEBT

Notes Payable

As of September 30, 2021 and December 31, 2020, the Company had outstanding notes payable to former affiliates of the Company of $413,185 and $413,185, respectively. The notes payable are unsecured, bear no interest and are due on demand.

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

During May 2019, the Company issued a convertible note payable in the amount of $262,500, due in one year from the date of issuance, with an original issuance discount of $12,500, accrues interest at the rate of 6% per annum, is unsecured and is convertible after 180 days into shares of the Company’s common stock at a discount of 65% of the lowest trading price for the Company’s common stock during the ten trading days immediately preceding the conversion. As of September 30, 2021 and December 31, 2020, the balance on the convertible note payable was $72,159 and $48,938, respectively. The fair value of the discount conversion feature on the remaining principal balance was $40,100 as of September 30, 2021 and is included in the note principal balance. During the nine months ended September 30, 2021 and 2020, the Company recognized $0 and $4,863 in debt discount amortization expense, respectively.

During August 2019, the Company issued a convertible note payable in the amount of $157,500. The convertible note payable is due one year from the date of issuance, has an original issuance discount of $7,500, accrues interest at the rate of 6% per annum, is unsecured and is convertible after 180 days into shares of the Company’s common stock at a discount of 65% of the lowest trading price for the Company’s common stock during the ten trading days immediately preceding the conversion. As of September 30, 2021 and December 31, 2020, the balance on the convertible note payable was $259,389 and $174,168, respectively. The fair value of the discount conversion feature on the remaining principal balance was $148,052 as of September 30, 2021 and is included in the note principal balance. During the nine months ended September 30, 2021 and 2020, the Company recognized $0 and $4,459 in debt discount amortization expense, respectively.

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

During February 2021, the note holder elected to convert the remaining principal of $95,000 and accrued interest totaling $11,733 into 12,585,961 shares of the Company’s common stock. As of September 30, 2021 and December 31, 2020, the balance on the convertible note payable was $0 and $142,273, respectively. During the nine months ended September 30, 2021 and 2020, the Company recognized $0 and $33,781 in debt discount amortization expense.

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

As of September 30, 2021 and December 31, 2020, the balance on the convertible note payable was $295,388 and $209,194, respectively. The fair value of the discount conversion feature on the remaining principal balance was $157,388 as of September 30, 2021. During the nine months ended September 30, 2021 and 2020, the Company recognized $222 and $2,022 in debt discount amortization expense, respectively.

During February 2020, the Company issued a convertible note payable in the amount of $440,000. The convertible note payable is due one year from the date of issuance, has an original issuance discount of $40,000, accrues interest at the rate of 5% per annum, is unsecured and is convertible after 180 days into shares of the Company’s common stock at a discount of 65% of the lowest trading price for the Company’s common stock during the ten trading days immediately preceding the conversion. During August 2020, the note became convertible at the option of the holder. During the nine months ended September 30, 2021, the note holder elected to convert principal of $346,642 into 69,124,933 shares of the Company’s common stock.

The fair value of the discount conversion feature on the remaining principal balance was $130,477 as of September 30, 2021. As of September 30, 2021 and December 31, 2020, the balance on the convertible note payable was $223,835 and $666,724, respectively. During the nine months ended September 30, 2021 and 2020, the Company recognized $5,918 and $38,959 in debt discount amortization expense, respectively.

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

The fair value of the discount conversion feature on the remaining principal balance was $279,490 as of September 30, 2021. As of September 30, 2021 and December 31, 2020, the balance on the convertible note payable was $526,990 and $371,018, respectively. During the nine months ended September 30, 2021 and 2020, the Company recognized $6,411 and $10,418 in debt discount amortization expense, respectively.

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

During June 2021, as discussed above, the Related Party Note Holder purchased the convertible promissory note and accrued interest for a total of $115,000 and agreed to replace it with a non-convertible promissory note. The principal and accrued interest at the time of conversion totaled $117,585, resulting in a gain of $2,585 on note conversion. As of September 30, 2021 and December 31, 2020, the balance on the convertible note payable was $0 and $112,000, respectively. During the nine months ended September 30, 2021, the Company recognized $111,901 in debt discount amortization expense.

During the nine months ended September 30, 2021 and 2020, the Company recognized $207,089 and $934,548 in fair value losses, respectively, as a result of the conversion options on the above mentioned convertible debt.

NOTE 6: STOCKHOLDERS’ EQUITY

Common Stock

During the nine months ended September 30, 2021, the Company issued a total of 81,710,894 shares of its common stock to holders of convertible notes payable for principal totaling $441,642, accrued interest totaling $11,733 and conversion fees of $600.

During March 2021, an officer and director of the Company agreed to return and retire 4,516,310 shares of common stock previously issued for common stock compensation.

Common Stock Warrants

There were no warrants issued during the nine months ended September 30, 2021 and the year ended December 31, 2020. The following table presents the stock warrant activity during the nine months ended September 30, 2021:

			Weighted
		Weighted	Average
	Warrants	Average Exercise Price	Remaining Term
Outstanding - December 31, 2020	491,872	$0.14	0.43
Granted	-	-	-
Forfeited/expired	(424,532)	0.15	-
Exercised	-	-	-
Outstanding September 30, 2021	67,340	$0.15	0.72
Exercisable – September 30, 2021	67,340	$0.15	0.72

The intrinsic value of the exercisable warrants as of September 30, 2021 was $0.

NOTE 7: RIGHT OF USE ASSET

In April 2018, the company secured a permanent location in Wyoming for its test facility at the Fort Union Industrial Park. The term of the lease was three years. The Company elected to renew the lease for another three years in May 2021. The renewal calls for rent of $36,000, prepaid. The $36,000 covering three years rent was paid in May 2021 and is being amortized to lease expense using the straight-line method over the three-year term of the lease. During the nine months ended September 30, 2021 and 2020, the Company recognized $9,000 and $9,000 in amortization of right of use assets, respectively.

NOTE 8: SUBSEQUENT EVENTS

In October, 2021 the company entered into a Promissory note for a total for $115,000 with Wyoming New Power and it repaid $10,000 on a Promissory Note issued by Wyoming New Power in June 2021.

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

Our second process, called Pristine-M, is a low-cost coal dehydration technology. In tests, this process has succeeded in drying coal economically and stabilizing it using volatile matter released by the feed coal. Construction of our coal testing plant was completed in December 2015 and was successfully tested through April 2016 at AES Coal Power Utility in Oklahoma. Additional tests commenced and were completed in the fourth quarter of 2017. This test facility has been moved from AES to Wyoming where reassembly has commenced and testing of international coal is expected upon completion of the reassembly. Changes identified to the process by the University of Wyoming and our EPC contractors will be included in the reassembly and it is expected to provide a higher quality end product with a lower capital cost for a commercial unit. The reassembly was delayed due to the pandemic but is expected to be completed in Q1 2022.

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

Pristine-M. Testing of the Pristine M process on Powder River Basin coal at the AES facility in Oklahoma was completed in December 2017. The Pristine M process was successfully tested and the process, engineering and science were independently proven. The test facility was moved from the AES location to Wyoming where reassembly commenced in Q4 2019 and testing of international coal is expected upon completion of reassembly. The reassembly was delayed due to the pandemic but it is expected to be completed in Q1 2022. Over several months in 2018 and early 2019 the University of Wyoming independently validated the Pristine M process in their laboratory. By coating the exterior of the coal during the stabilization period with heavy hydrocarbons the process produces dust free stabilized coal for transportation.

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

•

The Company has been engaged with AusTrade (The Australian Trade and Investment Commission) and through that relationship has partnered with three separate universities in Australia. Like the University of Wyoming these Universities have a focus on their local coal both from a beneficiation perspective and also extracting derivative by products from coal using our technology. The Company received full Australian patents in Q2, 2019 so the company plans to move forward with this relationship in Q1, 2022 following the assembly of the second-generation test facility.

•

The Company continues in discussions with the Minister for Coal in India and a number of the Energy governmental bodies in India. Coal samples are expected to be sent for testing once the Second Generation Test Facility is assembled which is expected in Q1, 2022 but subject to potential delays due to the current pandemic.

•

Meetings occurred in Q2, 2019 with the US DOE, DOD and Wyoming State Representatives to further our technology to benefit US coal. These discussions continue through November 2021 in light of coal mining bankruptcies in Wyoming.

Employees

As of September 30, 2021, we had two full-time executives. President and CEO Robin Eves, Chief Operations Officer and Aiden Neary, Chief Financial Officer have written employment agreements. Messrs. Eves and Neary received no compensation for their participation on the Board of Directors.

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

Results of Operations

We had no direct revenues for the nine months ended September 30, 2021 or September 30, 2020. In 2017, we received $100,000 as a non-refundable deposit on a two million ton license agreement from Wyoming New Power, a related party. The definitive license agreement is expected to be completed in 2021 following the assembly of the second generation test facility.  In the year ended December 31, 2012, we have received an initial license fee of $375,000 from Jindal paid pursuant to the signing of our coal testing plant construction contract. The balance of $375,000 will be due upon the successful testing of Jindal coal in our second generation test facility in Wyoming. We do not anticipate any significant royalty fees for approximately 12-18 months thereafter.

For the Three Months Ended September 30, 2021 and September 30, 2020

Revenues

We have generated no revenues for the three months ended September 30, 2021 and 2020.

Operating Expenses

Our operating expenses for the three months ended September 30, 2021 totaled $281,241, compared to $509,408 for the three month period in 2020. We recognized $277,954 in general and administrative expenses during the three months ended September 30, 2021, compared to $506,408 for the three months ended September 30, 2020. We also recognized $3,287 and $3,000 in research and development during the three months ended September 30, 2021 and 2020, respectively.

Other Income and Expenses

During the three months ended September 30, 2021, we recognized total other expense of $792,237 compared to total other expense of $1,159,130 for the three months ended September 30, 2020. The $366,893 decrease is mainly due to a $300,914 decrease in interest expense, as well as a $68,962 decrease in debt standstill and extension expenses, partially offset by a $2,983 increase in loss on the fair value of convertible note options, for the three months ended September 30, 2021 and 2020, respectively.

Net Income/Loss

For the three months ended September 30, 2021, we had net loss of $1,073,478, compared to a net loss of $1,668,538 for the three months ended September 30, 2020. The $595,060 decrease in net loss is mainly due to the $366,893 decrease in other expense as well as the $228,167 decrease in operating expenses, as discussed above.

For the Nine months Ended September 30, 2021 and September 30, 2020

Revenues

We have generated no revenues for the nine months ended September 30, 2021 and 2020.

Operating Expenses

Our operating expenses for the nine months ended September 30, 2021 totaled $901,945 compared to $1,094,384 for the nine-month period in 2020. The primary component of the operating expenses for the nine months ended September 30, 2021 was general and administrative expenses, recognizing $894,651, compared to $1,139,678 for the nine months ended September 30, 2020. We also recognized $9,879 and $86,245 in research and development expenses and $2,585 and $131,539 in gains on forgiveness of accounts payable during the nine months ended September 30, 2021 and 2020, respectively.

Other Income and Expenses

During the nine months ended September 30, 2021, we recognized total other expense of $1,845,128 compared to $3,504,641 for the nine months ended September 30, 2020. The majority of the $1,659,513 decrease is due to a decrease of $807,692 in interest expense during the nine months ended September 30, 2021 compared to the 2020. Additionally, we recognized a decrease of $727,459 on losses from change in fair value of share-settled debt during the nine months ended September 30, 2021 compared to the 2020 comparative period and a $124,362 decrease in debt conversion and extension fees during the nine months ended September 30, 2021 compared to the 2020 comparative period.

Net Income/Loss

For the nine months ended September 30, 2021, we had net loss of $2,747,073, compared to a net loss of $4,599,025 for the nine months ended September 30, 2020. The $1,851,952 decrease in net loss is due to the $1,659,513 decrease in other expenses and $192,439 decrease in loss from operations, as discussed above.

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

Liquidity and Capital Resources

We have generated minimal revenues since inception. We have obtained cash for operating expenses through advances and/or loans from affiliates and stockholders, the sale of common stock, the issuance of loans and convertible debentures

Net Cash Used in Operating Activities. Our primary source of operating cash during the nine months ended September 30, 2021 was borrowings on related party debt, third party debt and convertible debt. Our primary uses of funds in operations were the completion of the construction of the test facility including the testing of the plant, the payment of professional and consulting fees and general operating expenses.

Net cash used in operating activities was $492,940 for the nine months ended September 30, 2021, compared to $747,059 for the same period in 2020. The $254,119 decrease is mainly a result of the $1,851,952 decrease in net loss, partially offset by a $1,681,297 decrease in non-cash expense adjustments such as debt discount amortization, lease asset amortization, debt conversion and extension fees and changes in fair value of share-settled debt. We also prepaid $36,000 on a facility lease and recognized a $119,464 net increase in prepaid expenses, accounts payable and accrued expenses during the nine months ended September 30, 2021 compared to the 2020 period.

Net Cash Used In Investing Activities. There were no investing activities during the nine months ended September 30, 2021 and 2020.

Net Cash Provided by Financing Activities. Net cash provided by financing activities during the nine months ended September 30, 2021 totaled $490,170 compared to $654,800 during the nine months ended September 30, 2020. During the nine months ended September 30, 2021 and 2020, we received $18,600 and $47,300 in borrowings on convertible notes payable from a related party and $471,570 and $30,000 from the issuance of notes payable to a related party, respectively. During the nine months ended September 30, 2020, we borrowed $760,000 from the issuance of convertible notes, repaid $162,500 in convertible note principal and paid $20,000 in debt issuance, we had no such proceeds, repayments or expenditures during the 2021 period.

Cash Position and Outstanding Indebtedness

At September 30, 2021, we had $32,433 in total assets, consisting of $1,433 in cash and $31,000 in right of use ground lease, and $25,841,443 in liabilities, which consist of $25,737,323 in current liabilities and $104,120 in long-term liabilities. Current liabilities consist primarily of accounts payable, accrued liabilities, short-term convertible and non-convertible debt and related party convertible and non-convertible debt.

At December 31, 2020, we had total cash assets of $4,203 and $23,524,115 in liabilities, which consisted of $23,191,339 in current liabilities and $332,776 in long-term liabilities. Current liabilities consist primarily of accounts payable, accrued liabilities, short-term convertible and non-convertible debt and related party convertible and non-convertible debt.

Our working capital deficit at September 30, 2021 and December 31, 2020 was $25,735,890 and $23,187,136, respectively.

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

Construction of the coal testing plant was completed in 2015 and testing commenced in December 2015 at the AES Coal Power Utility in Oklahoma. As of September 30, 2021, we have paid $11,240,939 in development costs. The facility was moved to Wyoming in the first quarter of 2019. We anticipate that there will be an additional cost of approximately $4.5 million to acquire the additional parts for the second generation test facility and for its assembly.

Based on our current operational costs and including the capital requirements for our project deployments, we estimate we will need a total of approximately $5,000,000 to fund the Company for the fiscal year 2021 for plant re-assembly and operating costs and an additional $4,000,000 to continue for the following fiscal year (2022) or until an initial commercial plant is up and running.

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

ITEM 4. CONTROLS AND PROCEDURES

As of September 30, 2021, we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Exchange Act Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended. Based on this evaluation, management concluded that our financial disclosure controls and procedures were not effective due to our limited internal resources and lack of ability to have multiple levels of transaction review. There is a lack of appropriate segregation of duties within the Company, no control documentation being produced, and no one to review control documentation if it was being produced. As of September 30, 2021, we had two full time officers of the company.

There were no changes in internal control over financial reporting that occurred during the period covered by this report that have materially affected, or are reasonably likely to materially effect, our internal controls and procedures. We do not expect to implement any changes to our controls and procedures until there is a significant change in our operations or capital resources.

PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

As part of the separation agreement with Mr. Ponce de Leon, the ex COO of the Company, the Company agreed to pay him his accrued salary of $1,226,711 within two years but agreed to pay him $200,000 by November 2015 out of revenues earned. As the Company did not earn revenue in 2015 and as at September 30, 2021 has still not earned revenue, the obligation to Mr. Ponce de Leon is currently in default. It is the Company’s intention to pay Mr. Ponce de Leon immediately upon receiving revenue including any interest that has been accrued. As of September 30, 2021, the Company has accrued a total of $1,766,463 in accrued salary and interest.

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

Clean Coal Technologies

Date: November 12, 2021	By:	/s/ Aiden Neary
Aiden Neary
Chief Financial Officer