Form 10-K
period 2021-12-31
Clean Coal Technologies Inc.
filed 2022-04-15
CIK 1445109

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the year ended: December 31, 2021

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

The market value of the voting and non-voting common stock is $3,076,840 based on 384,605,063 shares held by non-affiliates. The shares were valued at $0.008 per share, that being the closing price on June 30, 2021, the last business day of the registrant’s most recently completed second quarter.

As of December 31, 2021 the total number of outstanding common shares was 414,279,613 and as of April 15, 2022 the total number was 414,279,613.

Documents Incorporated by Reference

None.

CLEAN COAL TECHNOLOGIES, INC.

2021 ANNUAL REPORT ON FORM 10-K

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

Our second process, called Pristine-M, is a low-cost coal dehydration technology. In tests, this process has succeeded in drying coal economically and stabilizing it using volatile matter released by the feed coal. Construction of our coal testing plant was completed in December 2015 and was successfully tested through April 2016 at AES Coal Power Utility in Oklahoma. Additional tests commenced and were completed in the fourth quarter of 2017. This test facility has been moved from AES to Wyoming where reassembly has commenced and testing of international coal is expected upon completion of the reassembly. Changes identified to the process by the University of Wyoming and our EPC contractors will be included in the reassembly and it is expected to provide a higher quality end product with a lower capital cost for a commercial unit. The reassembly was delayed due to the pandemic but is expected to be completed in Q3 2022.

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

Pristine-M. Testing of the Pristine M process on Powder River Basin coal at the AES facility in Oklahoma was completed in December 2017. The Pristine M process was successfully tested and the process, engineering and science were independently proven. The test facility was moved from the AES location to Wyoming where reassembly commenced in Q4 2019 and testing of international coal is expected upon completion of reassembly. The reassembly was delayed due to the pandemic but it is expected to be completed in Q3 2022. Over several months in 2018 and early 2019 the University of Wyoming independently validated the Pristine M process in their laboratory. By coating the exterior of the coal during the stabilization period with heavy hydrocarbons the process produces dust free stabilized coal for transportation.

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

•

The Company has been engaged with AusTrade (The Australian Trade and Investment Commission) and through that relationship has partnered with three separate universities in Australia. Like the University of Wyoming these Universities have a focus on their local coal both from a beneficiation perspective and also extracting derivative by products from coal using our technology. The Company received full Australian patents in Q2, 2019 so the company plans to move forward with this relationship in Q3, 2022 following the assembly of the second-generation test facility.

•

The Company continues in discussions with the Minister for Coal in India and a number of the Energy governmental bodies in India. Coal samples are expected to be sent for testing once the Second Generation Test Facility is assembled which is expected in Q3, 2022 but subject to potential delays due to the current pandemic.

•

Meetings occurred in Q2, 2019 with the US DOE, DOD and Wyoming State Representatives to further our technology to benefit US coal. These discussions continue through March 2022 in light of coal mining bankruptcies in Wyoming.

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

Our technology has been tested and proven under laboratory and pilot scale conditions in Pittsburg, PA, and the results studied by LEIDOS (previously SAIC) as well as certain potential strategic partners as part of their due diligence on CCTI and the CCTI technology. To date, testing of about 40 coal types from all over the world has been completed. We have also benchmarked our technology against the Carnegie Mellon simulation model with excellent results. Testing has shown no evidence of coal dusting, self-combustion, moisture re-absorption, or other technical concerns that might hinder commercialization. We have successfully tested Powder River Basin coal at out testing facility at AES Oklahoma. The test facility was moved to Wyoming where assembly completion of the second generation test facility is expected in the third quarter of 2022.

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

Potential tax benefits: This will be clearer under the new US Administration and the new laws being passed

Competition

At this filing, the coal upgrade industry globally, excluding coking processes, remains in its infancy. The penetration rate of technologies focused on de-watering coal is well under 1% based on annual production of thermal coals measured in the billions of tons. There are numerous competitors in the pre-combustion, upgrade segment but many of these have failed, are inactive, or in pilot mode. The Company believes that given its successful testing of its Pristine M process it will be able to enjoy early-mover advantage in 2022.

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

In 2021, the company was successfully awarded full patents for Canada and South Africa.

In September 2021, the company applied for a provisional global patent with the U.S Patent and Trademark Office and was assigned USPTO application number 63/248,035. This patent incorporates the additional changes to the company process which includes but not limited to the introduction of a rotary kiln.

COUNTRY	APPLN NO	APPLN DATE	GRANT DATE	STATUS
CHIN - (China P.R.)	00818174.8	11/02/2000	02/03/2016	G - (Granted)
USA - (United States)	09/704,738	11/03/2000	09/10/2002	G - (Granted)
CANA - (Canada)	2,389,970	11/02/2000	03/27/2012	G - (Granted)
EPC - (European Patent Convention)	00992027.3	11/02/2000	10/02/2013	G - (Granted)
INDO - (Indonesia)	W-00200201274	11/02/2000		F - (Pending)
USA - (United States)	11/344,179	02/01/2006	02/01/2011	G - (Granted)
INDI - (India)	7426/DELNP/2010	04/15/2008	02/15/2016	G - (Granted)
CHIN - (China P.R.)	200880129212.2	04/15/2008	12/25/2013	G - (Granted)
INDO - (Indonesia)	W00201003932	04/15/2008		F - (Pending)
SAFR - (South Africa)	2010/07455	04/15/2008	04/25/2012	G - (Granted)
COLO - (Colombia)	10-142509	04/15/2008	11/24/2017	G - (Granted)
BRAZ - (Brazil)	PI0822577-0	04/15/2008	08/15/2017	G - (Granted)
CHIL - (Chile)	01145-2010	10/19/2010	01/05/2017	G - (Granted)
MONG - (Mongolia)	4510	04/15/2008	10/25/2010	G - (Granted)
CHIN - (China P.R.)	201110142494.3	11/02/2000	10/14/2015	G - (Granted)
HONG - (Hong Kong)	11110274.3	09/29/2011	08/15/2014	G - (Granted)

HONG - (Hong Kong)	12102379.3	03/08/2012	10/21/2016	G - (Granted)
EPC - (European Patent Convention)	13153292.1	01/30/2013		F - (Pending)
ALBA - (Albania)	AL//P/2013/0342	11/02/2000	10/02/2013	G - (Granted)
ATRA - (Austria)	00992027.3	11/02/2000	10/02/2013	G - (Granted)
CYPR - (Cyprus)	CY20131101169	11/02/2000	10/02/2013	G - (Granted)
GERM - (Germany)	00992027.3	11/02/2000	10/02/2013	G - (Granted)
SPAI - (Spain)	00992027.3	11/02/2000	10/02/2013	G - (Granted)
GBRI - (Great Britain)	00992027.3	11/02/2000	10/02/2013	G - (Granted)
GREC - (Greece)	00992027.3	11/02/2000	10/02/2013	G - (Granted)
IREL - (Ireland)	00992027.3	11/02/2000	10/02/2013	G - (Granted)
ITAL - (Italy)	502013902221416	11/02/2000	10/02/2013	G - (Granted)
LATV - (Latvia)	00992027.3	11/02/2000	10/02/2013	G - (Granted)
MACE - (Macedonia)	00992027.3	11/02/2000	10/02/2013	G - (Granted)
PORT - (Portugal)	00992027.3	11/02/2000	10/02/2013	G - (Granted)
ROMA - (Romania)	00992027.3	11/02/2000	10/02/2013	G - (Granted)
SWED - (Sweden)	00992027.3	11/02/2000	10/02/2013	G - (Granted)
SLOV - (Slovenia)	00992027.3	11/02/2000	10/02/2013	G - (Granted)
TURK - (Turkey)	00992027.3	11/02/2000	10/02/2013	G - (Granted)
USA - (United States)	14/282,558	05/20/2014	10/25/2016	G - (Granted)
EPC - (European Patent Convention)	12845210.9	09/07/2012		F - (Pending)
EURA - (Eurasian Patent Convention)	201490565	09/07/2012	07/31/2017	G - (Granted)
ASTL - (Australia)	2012333101	09/07/2012	10/27/2016	G - (Granted)
CANA - (Canada)	2,848,068	09/07/2012		F - (Pending)
INDI - (India)	1722/DELNP/2014	09/07/2012		F - (Pending)
PHIL - (Philippines)	1-2014-500512	09/07/2012	09/16/2019	G - (Granted)
USA - (United States)	14/343,568	09/07/2011	12/31/2019	G - (Granted)
SAFR - (South Africa)	2014/02154	09/07/2012	06/28/2017	G - (Granted)
COLO - (Colombia)	14068729	09/07/2012	11/23/2015	G - (Granted)
MEXI - (Mexico)	MX/a/2014/002717	09/07/2012	10/18/2018	G - (Granted)
PANA - (Panama)	90134-01	09/07/2012		F - (Pending)
JAPA - (Japan)	2014-529896	09/07/2012	12/05/2017	G - (Granted)
KORS - (Republic of Korea)	10-2014-7008281	09/07/2012	4/05/2019	G - (Granted)
INDO - (Indonesia)	P00201401962	09/07/2012	10/30/2019	G - (Granted)
MONG - (Mongolia)	5304	03/25/2014	04/09/2015	G - (Granted)
MAYS - (Malaysia)	PI2014000646	09/07/2012		F - (Pending)
SRIL - (Sri Lanka)	17613	09/07/2012	02/26/2015	G - (Granted)
AU – (Australia)	2018282423	12/20/2018		F - (Pending)
HONG - (Hong Kong)	15100135.9	01/07/2015	08/15/2019	G - (Granted)
ASTL - (Australia)	2015202493	05/08/2015	09/14/2017	G - (Granted)
USA - (United States)	14/891,893	05/30/2014		F - (Pending)
ASTL - (Australia)	2014273996	05/30/2014	02/14/2019	G - (Granted)
CANA - (Canada)	2,912,824	05/30/2014	07/20/2021	G - (Granted)
CHIN - (China P.R.)	201480030985.0	05/30/2014		F - (Pending)

COLO - (Colombia)	15-304594	05/30/2014		F - (Pending)
EPC - (European Patent Convention)	14803703.9	05/30/2014		F - (Pending)
HONG - (Hong Kong)	16112584.9	11/02/2016		F - (Pending)
INDI - (India)	11109/DELNP/2015	05/30/2014		F - (Pending)
INDO - (Indonesia)	P00201508659	05/30/2014	10/30/2019	G - (Granted)
JAPA - (Japan)	2016-517043	05/30/2014	11/30/2018	G - (Granted)
NEWZ - (New Zealand)	714208	05/30/2014	10/01/2019	G - (Granted)
RUSS - (Russian Federation)	2015155730	05/30/2014	04/10/2018	G - (Granted)
SAFR - (South Africa)	2015/08515	05/30/2014	01/29/2021	G - (Granted)
KORS - (Republic of Korea)	10-2015-7037018	05/30/2014		G - (Granted)
CHIN - (China P.R.)	201610015312.9	01/11/2016	04/10/2018	G - (Granted)
INDI - (India)	201618002729	01/25/2016		F - (Pending)
USA - (United States)	15/297,210	10/19/2016		F - (Pending)
HONG - (Hong Kong)	16113567.8	11/29/2016		F - (Pending)

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

Research and Development

In association with our engineering consultants and the University of Wyoming we have identified a number of changes to the original test facility. While our budget does not currently allow us to allocate a specific funding for Research and Development (“R&D”), we will incorporate these changes to the assembly of the second generation test facility in Wyoming in the third quarter of 2022. During 2011 we invented the new Pristine M technology which following its successful testing in 2016 and 2017 we believe has already put us at the forefront of the global moisture removal technologies. The second generation test facility is expected to enable the extraction of coal by-products and potentially Rare Earth Minerals for testing and research in partnership with the University of Wyoming.

In the future, we anticipate a growing R&D budget that seeks to fully develop the potential of our three main processes. We will continue to evaluate our progress in new and existing technologies and will seek to fund additional needs as they arise.

Employees

As of December 31, 2021, we had two full-time executives, President and CEO Robin Eves, Chief Operations Officer and Chief Financial Officer, Aiden Neary, who both have written employment agreements. Messrs. Eves and Neary received no compensation for their participation on the Board of Directors.

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

We have received only limited licensing revenues from operations to date. We have generated operational funding in fiscal 2021 from private debt and equity offerings to use for operating expenses or research and development. Since inception, we have been able to cover our operating losses from debt and equity financing. These sources of funds may not be available to cover future operating losses. If we are not able to obtain adequate sources of funds to operate our business we may not be able to continue as a going concern.

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

We have incurred net losses since inception. The net losses to date include large non-cash expenses recorded for share-based compensation for consultants and officer compensation. However, in addition to the non-cash expenses, we had other operating expenses, funded in large part through loans from existing shareholders. In order to meet our current operating budget and anticipated contractual obligations, we estimate that we will need an additional $5,500,000 for 2022 based on our current contractual obligations. At December 31, 2021, we had total liabilities of $28,577,028 and cash of $1,762. If we cannot obtain adequate financing from new funding sources, we will be unable to continue operations or meet our contractual obligations.

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

Covid-19 had a negative impact on our funding ability through 2021. There is no assurance that future funding requirements will not be impacted by the continuation of this pandemic.

ITEM 1B. UNRESOLVED STAFF COMMENTS

None.

ITEM 2. PROPERTIES

We have a leased satellite office at 295 Madison Avenue, New York, NY 10017 with a monthly cost of $200 per month. We lease the land at our test facility in Gillette, Wyoming. It is a three year lease at $1,000 per month. The Company paid the three year lease payment of $36,000 in advance. The lease expired in April 2021 and was renewed for an additional three years on the same terms. The full three year lease payment of $36,000 was paid in advance in April 2021.

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

Quarter Ended	Low	High
31-Dec-21	$0.003	$0.004
30-Sep-21	$0.005	$0.007
30-Jun-21	$0.007	$0.008
31-Mar-21	$0.009	$0.009
31-Dec-20	$0.010	$0.012
30-Sep-20	$0.010	$0.014
30-Jun-20	$0.028	$0.037
31-Mar-20	$0.060	$0.070

The closing price of our common stock as quoted on the OTC Markets on March 01, 2022 was $0.004 per share. As of March 09, 2022, there were approximately 2,205 holders of record of our common stock and 414,279,613 shares of common stock outstanding based on information provided by our transfer agent, Worldwide Stock Transfer, LLC.

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

Issuer Purchases of Equity Securities

During the year ended December 31, 2021, we did not purchase any of our own equity securities.

Recent Issues and Sales of Unregistered Securities

The total number of common shares issued and outstanding as of December 31, 2021 was 414,279,613.

The above securities were issued in reliance on the exemption from registration pursuant to Section 4(2) of the Securities Act of 1933, as amended, and the regulations promulgated thereunder. The issuances were for investment received, the transactions were privately negotiated and none involved any kind of public solicitation.

Issued for Convertible Debt

During the year ended December 31, 2021, Clean Coal issued 81,710,894 common shares for convertible notes payable, accrued interest and fees valued at $453,975.

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

Our second process, called Pristine-M, is a low-cost coal dehydration technology. In tests, this process has succeeded in drying coal economically and stabilizing it using volatile matter released by the feed coal. Construction of our coal testing plant was completed in December 2015 and was successfully tested through April 2016 at AES Coal Power Utility in Oklahoma. Additional tests commenced and were completed in the fourth quarter of 2017. This test facility has been moved from AES to Wyoming where reassembly has commenced and testing of international coal is expected upon completion of the reassembly. Changes identified to the process by the University of Wyoming and our EPC contractors will be included in the reassembly and it is expected to provide a higher quality end product with a lower capital cost for a commercial unit. The reassembly is expected to be completed no later than Q3 2022.

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

Pristine-M. Testing of the Pristine M process on Powder River Basin coal at the AES facility in Oklahoma was completed in December 2017. The Pristine M process was successfully tested and the process, engineering and science were independently proven. The test facility was moved from the AES location to Wyoming where reassembly commenced in Q4 2019 and testing of international coal is expected upon completion of reassembly. The reassembly was delayed due to the pandemic but it is expected to be completed in Q3 2022. Over several months in 2018 and early 2019 the University of Wyoming independently validated the Pristine M process in their laboratory. By coating the exterior of the coal during the stabilization period with heavy hydrocarbons the process produces dust free stabilized coal for transportation.

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

•

The Company has been engaged with AusTrade (The Australian Trade and Investment Commission) and through that relationship has partnered with three separate universities in Australia. Like the University of Wyoming these Universities have a focus on their local coal both from a beneficiation perspective and also extracting derivative by products from coal using our technology. The Company received full Australian patents in Q2, 2019 so the company plans to move forward with this relationship in Q3, 2022 following the assembly of the second-generation test facility.

•

The Company continues in discussions with the Minister for Coal in India and a number of the Energy governmental bodies in India. Coal samples are expected to be sent for testing once the Second Generation Test Facility is assembled which is expected in Q3, 2022 but subject to potential delays due to the current pandemic.

•

Meetings occurred in Q2, 2019 with the US DOE, DOD and Wyoming State Representatives to further our technology to benefit US coal. These discussions continue through March 2022 in light of coal mining bankruptcies in Wyoming.

Employees

As of December 31, 2021, we had two full-time executives. President and CEO Robin Eves, Chief Operations Officer and Aiden Neary, Chief Financial Officer have written employment agreements. Messrs. Eves and Neary received no compensation for their participation on the Board of Directors.

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

Results of Operations

The following information should be read in conjunction with the financial statements and notes appearing elsewhere in this Report. We have generated limited revenues from inception to date. We anticipate that we may not receive any significant revenues from operations until we begin to receive royalty revenues from our coal testing plant which we estimate will be approximately 12 months after the successful signing of a commercial agreement anticipated in quarter three of fiscal 2022. We are also in preliminary discussions with companies, business groups, consortiums in the USA and Asia to license our technology, which, if successful, could realize limited short-term revenue opportunities from the signing of technology licensing agreements.

For the Years Ended December 31, 2021 and 2020.

We had no direct revenues for the years ended December 31, 2021 and 2020. In the fourth quarter of 2017 we received $100,000 as a non- refundable deposit on a two million ton license agreement from Wyoming New Power, a related party. The definitive license agreement is expected to be completed in 2020 following the assembly of the second generation test facility. In the year ended December 31, 2012, we have received an initial license fee of $375,000 from Jindal paid pursuant to the signing of our coal testing plant construction contract. The balance of $375,000 will be due upon the successful testing of Jindal coal in our second generation test facility in Wyoming. We do not anticipate any significant royalty fees for approximately 12-18 months thereafter.

Operating Expenses

Our operating expenses for the year ended December 31, 2021 totaled $3,583,151 compared to $2,497,967 for the prior year. The $1,085,184 increase is mainly due to a $2,032,399 increase in general and administrative expenses and a $128,954 decrease in gains on forgiveness of accounts payable, partially offset by a $1,076,169 decrease in research and development expenses.

Other Income and Expenses

Total other expenses for the year ended December 31, 2021 were $1,902,178, compared to $3,826,304 for the year ended December 31, 2021. Other expenses consists of $2,052,722 in interest expense on convertible debt and related amortization of debt discounts, $600 in debt default and standstill expenses related to convertible notes payable and $151,144 in fair value gains as a result of conversion options on convertible debt. During the year ended December 31, 2020, we recognized $3,152,623 in interest expense and $125,262 in debt default and standstill expenses related to convertible notes payable and $548,419 in fair value losses as a result of conversion options on convertible debt.

Net Income/Loss

For the year ended December 31, 2021, we recognized a net loss of $5,485,329, compared to a net loss of $6,324,271 for the year ended December 31, 2020. As discussed above, the net losses for 2021 and 2020 are due to the $3,583,151 and $2,497,967 in operating expenses and $1,902,178 and $3,826,304 in other expenses, respectively.

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

Net Cash Used in Operating Activities.

During the years ended December 31, 2021 and 2020, we used $636,121 and $874,119 in cash from operations, mainly due to the net losses discussed above, net of non-cash operating expenses of $513,671 and $2,527,355 in 2021 and 2020, respectively. Our primary uses of funds in operations were payments made to our consultants and employees, legal and professional costs as well as travel and office expenses.

Net Cash Provided By Investing Activities.

We had no cash flows from investing activities in 2021 and 2020.

Net Cash Provided by Financing Activities.

Net cash provided by financing activities during the years ended December 31, 2021 and 2020 totaled $633,680 and $786,040, respectively. We received $18,600 and $76,990 in cash from the issuance of convertible debt from related parties, $625,080 and $45,050 in cash from the issuance of notes payable to related parties and $0 and $858,000 in cash from the issuance of convertible notes payable during the years ended December 31, 2021 and 2020, respectively. We repaid $10,000 and $11,500 on notes payable to related parties and $0 and $162,500 on convertible notes in cash during the years ended December 31, 2021 and 2020, respectively. We paid $20,000 in debt issue costs during the year ended December 31, 2020, we had no such costs during the current year.

Cash Position and Outstanding Indebtedness.

Our total indebtedness at December 31, 2021 and 2020 was $28,577,028 and $23,254,115, respectively, which consists of $28,483,101 and $23,191,339 of current liabilities and $93,927 and $332,776 of long-term debt, respectively. Current liabilities consist primarily of accounts payable, accounts payable to related parties, short-term debt, related party convertible debt and accrued liabilities. At December 31, 2021 and 2020, our current assets were cash totaling $1,762 and $4,203, respectively. Our working capital deficit at December 31, 2021 and 2020 was $28,481,399 and $23,187,136, respectively.

Employees

As of December 31, 2021, we have two full-time executives, President and CEO Robin Eves and Chief Operations Officer and Chief Financial Officer Aiden Neary, who have written employment agreements. Mr. Eves and Neary received no compensation for their participation on the Board of Directors.

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

Construction of the coal testing plant was completed in 2015 and testing commenced in December 2015 at the AES Coal Power Utility in Oklahoma. As of December 31, 2021, we have paid $11,237,639 in development costs. The facility was moved to Wyoming in the first quarter of 2019. We anticipate that there will be an additional cost of approximately $4 million to acquire the additional parts for the second generation test facility and for its assembly.

Based on our current operational costs and including the capital requirements for our project deployments, we estimate we will need a total of approximately $5,500,000 to fund the Company for the fiscal year 2022 for plant re-assembly and operating costs and an additional $4,000,000 to continue for the following fiscal year (2023) or until an initial commercial plant is up and running.

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

FINANCIAL STATEMENTS INDEX

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Shareholders and Board of Directors of

Clean Coal Technologies, Inc.

Opinion on the Financial Statements

We have audited the accompanying balance sheets of Clean Coal Technologies, Inc. (the “Company”) as of December 31, 2021 and 2020, and the related statements of operations, stockholders’ deficit, and cash flows for the years then ended, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2021 and 2020, and the results of its operations and its cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

Going Concern Matter

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 3 to the financial statements, the Company has suffered recurring losses from operations and has a net capital deficiency that raises substantial doubt about its ability to continue as a going concern. Management's plans in regard to these matters are also described in Note 3. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Basis for Opinion

These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) ("PCAOB") and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly, we express no such opinion.

Our audits included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audits provides a reasonable basis for our opinion.

Critical Audit Matters

The critical audit matters communicated below are matters arising from the current period audit of the financial statements that were communicated or required to be communicated to the audit committee and that: (1) relate to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective, or complex judgments. We determined that there are no critical audit matters.

/s/ MaloneBailey, LLP

www.malonebailey.com

We have served as the Company's auditor since 2008.

Houston, Texas

April 15, 2022

Clean Coal Technologies, Inc.

Balance Sheets

	December 31,
	2021	2020
ASSETS

Current Assets
Cash	$1,762	$4,203
Total Current Assets	1,762	4,203

Right to use ground lease, net of accumulated amortization of $44,000 and $32,000, respectively	28,000	4,000

Total Assets	$29,762	$8,203

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current Liabilities
Accounts payable	$2,045,767	$1,900,639
Accrued liabilities	13,647,445	9,438,354
Customer deposit – related party	100,000	100,000
Notes payable – related parties	1,518,230	788,150
Notes payable	413,185	413,185
Convertible debt, net of unamortized discounts	1,019,529	1,600,686
Convertible debt, net of unamortized discounts – related party	9,738,945	8,950,325
Total Current Liabilities	28,483,101	23,191,339

Long-Term Liabilities
Convertible debt, net of unamortized discounts – related party	93,927	332,776
Total Liabilities	28,577,028	23,524,115

Stockholders’ Deficit
Common stock, $0.00001 par value 500,000,000 shares authorized, 414,279,613 and 337,085,679 shares issued and outstanding, respectively	4,143	3,371
Additional paid-in capital	262,260,303	261,807,100
Accumulated deficit	(290,811,712)	(285,326,383)
Total Stockholders’ Deficit	(28,547,266)	(23,515,912)
Total Liabilities and Stockholders’ Deficit	$29,762	$8,203

The accompanying notes are an integral part of these financial statements.

Clean Coal Technologies, Inc.

Statements of Operations

	Years Ended
	December 31,
	2021	2020

Operating Expenses:
General and administrative	$3,572,565	$1,540,166
Gain on settlement of accounts payable	(2,585)	(131,539)
Research and development	13,171	1,089,340

Loss from Operations	(3,583,151)	(2,497,967)

Other Income (Expenses):

Interest expense	(2,052,722)	(3,152,623)
Change in fair value of share-settled debt	151,144	(548,419)
Debt default, standstill, settlement and transfer expenses	(600)	(125,262)
Total Other Income (Expenses)	(1,902,178)	(3,826,304)

Net (loss)	$(5,485,329)	$(6,324,271)

Net (loss) per share basic and diluted	$(0.01)	$(0.03)

Weighted average common shares outstanding basic and diluted	382,363,989	238,576,740

The accompanying notes are an integral part of these financial statements.

Clean Coal Technologies, Inc.

Statements of Changes in Stockholders’ Deficit

Years Ended December 31, 2021 and 2020

			Additional		Stockholders’
	Common Stock		Paid-In	Accumulated	Equity
	Shares	Amount	Capital	Deficit	(Deficit)
Balances at December 31, 2019	181,347,218	1,815	260,127,550	(279,002,112)	(18,872,747)
Common stock issued for officer bonus	13,275,153	132	172,418	-	172,550
Common stock issued for services	479,123	4	7,854		7,858
Common stock issued for conversion of notes payable and accrued interest	140,734,185	1,407	1,297,141	-	1,298,548
Common stock issued for conversion of notes payable – related party	1,250,000	13	99,987	-	100,000
Beneficial conversion feature on convertible debt	-	-	102,150	-	102,150
Net loss	-	-	-	(6,324,271)	(6,324,271)
Balances at December 31, 2020	337,085,679	3,371	261,807,100	(285,326,383)	(23,515,912)
Common stock issued for conversion of notes payable and accrued interest	81,710,894	817	453,158	-	453,975
Common stock issued for services returned and cancelled	(4,516,960)	(45)	45	-	-
Net loss	-	-	-	(5,485,329)	(5,485,329)
Balances at December 31, 2021	414,279,613	$4,143	$262,260,303	$(290,811,712)	$(28,547,266)

The accompanying notes are an integral part of these financial statements.

Clean Coal Technologies, Inc.

Statements of Cash Flows

	Years Ended
	December 31,
	2021	2020
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(5,485,329)	$(6,324,271)
Adjustment to reconcile net loss to net cash used in operating activities:
Amortization of debt discounts	654,800	1,822,355
Amortization of lease asset	12,000	12,000
Common stock issued for officer bonus	-	172,550
Common stock issued for consulting expense	-	7,858
Change in fair value of share-settled debt	(151,144)	548,419
Debt conversion and extension expense	600	95,712
Gain on settlement of accounts payable	(2,585)	(131,539)
Changes in operating assets and liabilities:
Prepayment of right of use asset	(36,000)	-
Decrease in prepaid expenses	-	39,219
Increase in accounts payable	145,128	1,010,068
Increase in accrued expenses	4,226,409	1,873,510
Net Cash Used in Operating Activities	(636,121)	(874,119)

CASH FLOWS FROM FINANCING ACTIVITIES:
Borrowings on convertible debt, net of original issue discounts – related party	18,600	76,990
Borrowings on related party debt	625,080	45,050
Borrowings on convertible debt, net of original issue discounts	-	858,000
Payments on convertible debt	-	(162,500)
Payments on related party debt	(10,000)	(11,500)
Payments of debt issue costs	-	(20,000)
Net Cash Provided by Financing Activities	633,680	786,040

NET CHANGE IN CASH	(2,441)	(88,079)
CASH - beginning of period	4,203	92,282
CASH - end of period	$1,762	$4,203

The accompanying notes are an integral part of these unaudited financial statements.

Clean Coal Technologies, Inc.

Statements of Cash Flows

(Continued)

	Years Ended
	December 31,
	2021	2020

SUPPLEMENTAL DISCLOSURES:
Cash paid for interest	$-	$-
Cash paid for income taxes	$-	$-

NON-CASH INVESTING AND FINANCING ACTIVITIES:
Common stock issued for conversion of debt and accrued interest	$453,975	$1,298,548
Note payable, related party, issued for convertible debt and accrued interest	$115,000	$-
Common shares returned and cancelled	$45	$-
Common stock issued for conversion of debt and accrued interest– related party	$-	$100,000
Beneficial conversion feature on convertible debt	$-	98,000
Beneficial conversion feature on convertible debt, related party	$-	$4,150

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

During 2012, the Company granted a 25-year technology license agreement for a one-time license fee of $750,000. The first installment of the license fee of $375,000 has been collected pursuant to the signing of a coal testing plant construction contract and the balance of $375,000 will be due upon the successful testing of the coal testing plant, estimated sometime in fiscal 2020. In addition, under the technology license agreement, the Company will receive an on-going royalty fee of $1 per metric ton on all coal processed using the technology, up to $4,000,000 per annum. No revenue has been earned in 2020 or 2021.

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

The calculation of basic and diluted net loss per share for the years ended December 31, 2021 and 2020 are as follows:

	2021	2020
Basic Net Loss Per Share:
Numerator:
Net loss	$(5,485,329)	$(6,324,271)
Denominator:
Weighted-average common shares outstanding	382,363,989	238,576,740

Basic net loss per share	$(0.01)	$(0.03)

Diluted Net Loss Per Share:
Numerator:
Net loss	$(5,485,329)	$(6,324,271)
Diluted net loss	$(5,485,329)	$(6,324,271)
Denominator:
Weighted-average common shares outstanding	382,363,989	238,576,740
Common stock warrants	-	-
Convertible debt	-	-
Weighted average shares used in computing diluted net loss per share	382,363,989	238,576,740

Diluted net loss per share	$(0.01)	$(0.03)

The following table summarizes the potential shares of common stock that were excluded from the computation of diluted net loss per share for the years ended December 31, 2021 and 2020 as such shares would have had an anti-dilutive effect:

	2021	2020
Common stock warrants	67,340	491,875
Convertible notes payable	512,525,925	323,859,717
Total	512,593,265	324,351,592

Cash and Cash Equivalents

Clean Coal considers all highly liquid investments with an original maturity of three months or less to be cash equivalents for purposes of preparing its Statements of Cash Flows. There are no cash equivalents at December 31 2021 and 2020.

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

Net deferred tax assets consist of the following components as of December 31, 2021 and 2020:

	2021	2020
Deferred tax assets:
Net operating loss carryforward	$10,005,075	$8,959,019
Valuation allowance	(10,005,075)	(8,959,019)
	$-	$-

The federal income tax provision differs from the amount of income tax determined by applying the U.S. federal income tax rate of 21% to pretax income from continuing operations for the years ended December 31, 2021 and 2020 due to the following:

	2021	2020
Pre-tax book loss	$(1,151,919)	$(1,328,097)
Meals	95	406
Common stock issued for services	-	37,886
Change in fair value of shares settled debt	(31,740)	115,168
Debt discount amortization	137,508	382,695
Valuation allowance	1,046,056	791,942
	$-	$-

The Company had net operating losses of approximately $47,600,000 that begin to expire in 2029. Due to the change in ownership provisions of the Tax Reform Act of 1986, net operating loss carryforwards for Federal income tax reporting purposes are subject to annual limitations. Should a change in ownership occur, net operating loss carryforwards may be limited as to use in future years. In accordance with the statute of limitations for federal tax returns, the Company’s federal tax returns for the years 2017 through 2020 are subject to examination.

Property and Equipment

Property and equipment consists of furniture and fixtures and computer equipment, recorded at cost, depreciated upon placement in service over estimated useful lives ranging from three to five years on a straight-line basis. As of December 31, 2021 and 2020, Clean Coal had property and equipment with no net book value. Expenditures for normal repairs and maintenance are charged to expense as incurred.

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

Research and Development Costs

Research and development expenses include salaries, related employee expenses, research expenses and consulting fees. All costs for research and development activities are expensed as incurred. Clean Coal expenses the costs of licenses of patents and the prosecution of patents until the issuance of such patents and the commercialization of related products is reasonably assured. During the years ended December 31, 2021 and 2020, the Company recognized $13,171 and $1,089,340 of research and development costs, respectively.

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

December 31, 2021
	Quoted Prices in Active Markets for Identical Liabilities	Significant Other Observable Inputs	Significant Unobservable Inputs
	(Level 1)	(Level 2)	(Level 3)	Total
Liabilities:
Convertible notes	$1,019,529	$-	$-	$1,019,529
Total	$1,019,529	$-	$-	$1,019,529

December 31, 2020
	Quoted Prices in Active Markets for Identical Liabilities	Significant Other Observable Inputs	Significant Unobservable Inputs
	(Level 1)	(Level 2)	(Level 3)	Total
Liabilities:
Convertible notes	$1,600,686	$-	$-	$1,600,686
Total	$1,600,686	$-	$-	$1,600,686

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

In July 2021, the FASB issued ASU 2021-05, Lessors—Certain Leases with Variable Lease Payments (“ASU 2021-05”). ASU 2021-05 was issued to address the day-one loss issue related to a lessor’s accounting for certain leases with variable lease payments, requiring a lease with variable lease payments that do not depend on an index or a rate to be classified as operating under certain conditions. ASU 2021-05 is effective for the Company for interim periods beginning after December 15, 2021. The Company is currently assessing the potential impact of the adoption of ASU 2021-05, but does not expect it to have a material effect on the Company’s financial statements and related disclosures.

In May 2021, the FASB issued ASU 2021-04, Issuer’s Accounting for Certain Modifications or Exchanges of Freestanding Equity-Classified Written Call Options (“ASU 2021-04”). ASU 2021-04 codifies how an issuer should account for modifications made to equity-classified written call options. The guidance in ASU 2021-04 requires the issuer to treat a modification of an equity-classified warrant that does not cause the warrant to become liability-classified as an exchange of the original warrant for a new warrant. This guidance applies whether the modification is structured as an amendment to the terms and conditions of the warrant or as termination of the original warrant and issuance of a new warrant. ASU 2021-04 is effective for fiscal years beginning after December 15, 2021. The Company is currently assessing the potential impact of the adoption of ASU 2021-04, but does not expect it to have a material effect on the Company’s financial statements and related disclosures.

In August 2020, the FASB issued ASU 2020-06, Debt—Debt with Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging—Contracts in Entity’s Own Equity (Subtopic 815-40): Accounting for Convertible Instruments and Contracts in an Entity’s Own Equity” (“ASU 2020-06”). ASU 2020-06 simplifies the accounting for certain financial instruments with characteristics of liabilities and equity, including convertible instruments and contracts on an entity’s own equity by removing the separation models for convertible debt with cash conversion and beneficial conversion features by requiring entities not to separately present in equity an embedded conversion feature in such debt and instead will account for a convertible debt instrument and convertible preferred stock as a single unit of account unless a convertible instrument contains features that require bifurcation as a derivative under ASC 815 or was issued at a substantial premium. The ASU was early adopted for the fiscal year ending December 31, 2021. The adoption of ASU 2020-06 did not have a material effect on the Company’s financial statements and related disclosures.

NOTE 3: GOING CONCERN

The accompanying financial statements have been prepared on a going concern basis of accounting which contemplates continuity of operations, realization of assets, liabilities, and commitments in the normal course of business. The accompanying financial statements do not reflect any adjustments that might result if Clean Coal is unable to continue as a going concern. Clean Coal has a working capital deficit as of December 31, 2021 and has generated recurring net losses since inception. Management believes Clean Coal will need to raise capital in order to operate over the next 12 months.

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

NOTE 4: RELATED PARTY TRANSACTIONS

Wages and bonus payable to related parties

Accruals for salary and bonuses to officers and directors are included in accrued liabilities in the balance sheets and totaled $6,653,566 and $3,726,943 as of December 31, 2021 and 2020, respectively. As part of the separation agreement with Mr. Ponce de Leon, the Company agreed to pay him all his accrued salary within two years but agreed to pay him $200,000 by November 2015 out of revenues earned. As the Company did not earn revenue in 2015 and as of December 31, 2021 has still not earned revenue, the obligation to Mr. Ponce de Leon of $1,790,997 is currently in default and the amount includes $564,283 in accrued interest. It is the Company’s intention to pay Mr. Ponce de Leon immediately upon receiving revenue.

Nonconvertible Debt

During the year ended December 31, 2021, the Company borrowed a total of $625,050 and repaid $10,000 cash to, an entity controlled and owned by a significant shareholder of the Company (“Related Party Note Holder”). Additionally, during September 2021, the Related Party Note Holder purchased a third-party convertible note and accrued interest for $115,000, replacing it with a new, non-convertible note. The notes are unsecured, due on demand and accrued interest at 12% per annum.

During the years ended December 31, 2021 and 2020, the Company received $0 and $30,000 from the issuance of related party notes payable to an affiliate, respectively. These notes payable of the Company are unsecured, bear no interest and are due on demand. As of December 31, 2021 and 2020, the Company had outstanding notes payable to affiliates of the Company of $705,000 and $705,000, respectively.

During the years ended December 31, 2021 and 2020, the Company received $30 and $15,050 from related party advances, respectively. The Company repaid $0 and $11,500 on these advances during the years ended December 31, 2021 and 2020, respectively. The advances payable are unsecured, bear no interest and are due on demand. As of December 31, 2021 and 2020, the Company had outstanding advances payable to an officer of the Company of $83,180 and $83,150, respectively.

Convertible Debt

During the years ended December 31, 2021 and 2020, the Company borrowed an aggregate of $18,600 and $76,990, net of beneficial conversion features of $0 and $4,150, respectively, under convertible notes payable. During the year ended December 31, 2020, the Company issued 1,250,000 shares of common stock for the conversion of $100,000 of principal on the convertible notes payable. The convertible notes are secured by assets and the common stock of the Company, bear interest at 12% per annum, are convertible into shares of the Company’s common stock at $0.06 per share and are due three years from the dates of issuance.

As of December 31, 2021 and 2020, the Company had outstanding short-term convertible notes payable of $9,779,145 and $9,437,192, net of unamortized discounts of $40,200 and $486,867, respectively; and, outstanding long-term convertible notes payable of $95,590 and $418,943, net of unamortized discounts of $1,663 and $86,167, respectively. The convertible notes payable mature(d) between November 2018 and November 2022 and are convertible at $0.06 per share, which, occasionally has been a discount to the market price on the dates of issuance. Amortization expense related to debt discounts on convertible debt for the years ended December 31, 2021 and 2020 was $530,348 and $1,648,339, respectively. As of December 31, 2021 and 2020, $9,436,845 and $7,152,383 in convertible notes are past due, respectively.

Outstanding notes payable and convertible notes payable to related parties consisted of the following as of December 31, 2021 and 2020:

	December 31,
Name	2021	2020
Convertible Debt:
Convertible notes payable, interest at 12%, convertible at $0.08 per share, unsecured, due May 25, 2019	$1,202,566	$1,202,566
Convertible note payable, interest at 12%, convertible at $0.12 per share, unsecured, due between May 25, 2019 and August 1, 2019	1,630,073	1,630,073
Convertible notes payable, interest at 12%, convertible at $0.15 per share, unsecured, due between May 25, 2019 and March 31, 2020	1,799,742	1,799,742
Convertible notes payable, interest at 12%, convertible at $0.06 per share, unsecured, due between April 20, 2020 and February 2, 2024	5,242,354	5,223,754
Total	9,874,735	9,856,135
Less: short-term debt	(9,779,145)	(9,437,192)
Total long-term debt	95,590	418,943
Less: unamortized discounts	(1,663)	(86,167)
Net long-term debt	$93,927	$332,776

Nonconvertible Debt:
Notes payable, no interest, unsecured, due upon demand	$1,518,230	$788,150
Total	$1,518,230	$788,150

Principal payments on convertible debt to related parties for each of the following five years is as follows:

2022	$9,779,145
2023	76,990
2024	18,600
2025	-
2026	-
Thereafter	-
Total	$9,874,735

Common Stock Issued to Related Parties

During March 2021, an officer and director of the Company agreed to return and retire 4,516,960 shares of common stock previously issued for common stock compensation.

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

Non-Binding License Agreement – related party

During July 2017, the Company entered into a non-binding agreement to explore the opportunity of engaging in a license of Clean Coal Pristine M technology. As part of the non-binding agreement, in September 2017, the Company received a non-refundable deposit of $100,000, subject to application to any future license agreement, from Wyoming New Power. The license agreement is for two million tons per annum. The remainder of the license fee will be due upon the signing of a definitive license agreement expected in 2022. Wyoming New Power is a related party because it is controlled by an entity that has a significant interest in Clean Coal Technologies, Inc.

NOTE 5: DEBT

Accounts Payable

In January 2020, following mediation with a vendor of an outstanding balance, the Company successfully won the case and the balance of $131,539 was waived. The company had previously recognized the $131,539 balance in accounts payable, which was reversed in 2020 and recognized as a gain on debt settlement.

Notes Payable

As of December 31, 2021 and 2020, the Company had outstanding notes payable to former affiliates of the Company of $413,185 and $413,185, respectively. The notes payable are unsecured, bear no interest and are due on demand.

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

During February 2019, the Company issued a convertible note payable in the amount of $315,000. The convertible note payable was due one year from the date of issuance, has an original issuance discount of $15,000, accrues interest at the rate of 6% per annum, is unsecured and was convertible at any time into shares of the Company’s common stock at a discount of 65% of the lowest trading price for the Company’s common stock during the ten trading days immediately preceding the conversion. Between February 2019 and June 2020, the Company extended the note conversion feature multiple times through April 15, 2020, paying two payments of $25,000 each, with a total of $30,000 applied to principal, $20,000 to debt extension fees, and incurring prepayment penalties added to principal of $7,500. During April 2020, the note became convertible at the option of the holder. Between July and October 2020, the Company issued a total of 18,731,446 shares of common stock for the conversion of the remaining $123,329 in note principal. During the year ended December 31, 2020, the Company recognized $8,671 in debt discount amortization expense.

During May 2019, the Company issued a convertible note payable in the amount of $262,500. The convertible note payable is past due and in default, had an original issuance discount of $12,500, accrues interest at the default rate of 16% per annum, is unsecured and is convertible after 180 days into shares of the Company’s common stock at a discount of 65% of the lowest trading price for the Company’s common stock during the ten trading days immediately preceding the conversion. Between May 2019 and June 2020, the Company extended the note conversion feature multiple times through April 15, 2020, paying payments totaling $187,500, with a total of $140,000 applied to principal, $10,000 to interest, $37,500 to debt extension fees and incurring prepayment penalties added to principal of $35,000. On May 27, 2020, the Company incurred a 25% late fee of $39,375, which was added to the principal balance. During April 2020, the note became convertible at the option of the holder. Between May and July 2020, the Company issued a total of 16,355,821 shares of common stock for the conversion of $175,000 in note principal. The fair value of the discount conversion feature on the remaining principal balance was $21,455 and $16,879 as of December 31, 2021 and 2020, respectively.

As of December 31, 2021 and 2020, the balance on the convertible note payable was $53,514 and $48,938, respectively. During the years ended December 31, 2021 and 2020, the Company recognized $0 and $4,863 in debt discount amortization expense, respectively.

During August 2019, the Company issued a convertible note payable in the amount of $157,500. The convertible note payable is past due and in default, had an original issuance discount of $7,500, accrues interest at the default rate of 16% per annum, is unsecured and is convertible after 180 days into shares of the Company’s common stock at a discount of 65% of the lowest trading price for the Company’s common stock during the ten trading days immediately preceding the conversion.

Between January and March 2020, the Company extended the note conversion feature through April 15, 2020, paying $37,500, with $30,000 applied to principal, $7,500 to debt extension fees and incurring prepayment penalties added to principal of $7,500. During April 2020, the note became convertible at the option of the holder. On August 10, 2020, the Company incurred a 25% late fee of $33,837, which was added to the principal balance. During August and September 2020, the Company issued a total of 7,616,146 shares of common stock for the conversion of $50,000 in note principal. The fair value of the discount conversion feature on the remaining principal balance was $79,023 and $62,831 as of December 31, 2021 and 2020, respectively.

As of December 31, 2021 and 2020, the balance on the convertible note payable was $190,360 and $174,168, respectively. During the years ended December 31, 2021 and 2020, the Company recognized $0 and $4,459 in debt discount amortization expense, respectively.

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

During April 2020, the notes became convertible at the option of the holder. Between May and June 2020, the Company repaid $12,500 in principal in cash and the holders elected to convert the remaining principal of $257,000 and $12,050 in accrued interest for 18,002,387 shares of the Company’s common stock. During the years ended December 31, 2020, the Company recognized $16,888 in debt discount amortization expense.

During November 2019, the Company issued a convertible note payable in the amount of $336,000. The convertible note payable was due one year from the date of issuance, had an original issuance discount of $45,000, accrues interest at the rate of 10% per annum, is unsecured and is convertible after 180 days into shares of the Company’s common stock at a discount of 65% of the lowest trading price for the Company’s common stock during the ten trading days immediately preceding the conversion. As the note is past due it currently accrues interest at the default rate of 16% per annum. During May 2020, the note became convertible at the option of the holder. Between July and November 2020, the note holder elected to convert $241,000 of principal and $18,379 in accrued interest for 41,696,169 shares of the Company’s common stock. During February 2021, the note holder elected to convert the remaining principal of $95,000 and accrued interest totaling $11,733 into 12,585,961 shares of the Company’s common stock. The fair value of the discount conversion feature on the remaining principal balance was $47,273 as of December 31, 2020. During the years ended December 31, 2021 and 2020, the Company recognized $0 and $33,781 in debt discount amortization expense, respectively.

During December 2019, the Company issued a convertible note payable in the amount of $220,000. The convertible note payable was due one year from the date of issuance, has an original issuance discount of $26,000, accrued interest at the rate of 7% per annum, was unsecured and was convertible after 180 days into shares of the Company’s common stock at a discount of 65% of the lowest trading price for the Company’s common stock during the ten trading days immediately preceding the conversion. During June 2020, the note became convertible at the option of the holder. Between July and December 2020, the note holder elected to convert the remaining $220,000 of principal and $11,489 in accrued interest for 31,900,000 shares of the Company’s common stock. During the year ended December 31, 2020, the Company recognized $25,047 in debt discount amortization expense.

During January 2020, the Company issued a convertible note payable in the amount of $138,000. The convertible note payable is past due, had an original issuance discount of $3,000, accrues interest at the rate of 8% per annum, has a default interest rate of 22%, is unsecured and is convertible after 180 days into shares of the Company’s common stock at a discount of 65% of the lowest trading price for the Company’s common stock during the ten trading days immediately preceding the conversion. During July 2020, the note became convertible at the option of the holder.

The fair value of the discount conversion feature on the remaining principal balance was $82,369 and $71,193 as of December 31, 2021 and 2020, respectively. As of December 31, 2021, the balance on the convertible note payable was $220,369. During the years ended December 31, 2021 and 2020, the Company recognized $222 and $2,778 in debt discount amortization expense, respectively.

During February 2020, the Company issued a convertible note payable in the amount of $440,000. The convertible note payable is past due, had an original issuance discount of $40,000, accrues interest at the rate of 5% per annum, has a default interest rate of 24%, is unsecured and is convertible after 180 days into shares of the Company’s common stock at a discount of 65% of the lowest trading price for the Company’s common stock during the ten trading days immediately preceding the conversion. During August 2020, the note became convertible at the option of the holder. During the year ended December 31, 2021, the note holder elected to convert principal of $346,642 into 69,124,933 shares of the Company’s common stock.

The fair value of the discount conversion feature on the remaining principal balance was $68,139 and $226,724 as of December 31, 2021 and 2020, respectively. As of December 31, 2021 and 2020, the balance on the convertible note payable was $161,497 and $666,724, respectively. During the years ended December 31, 2021 and 2020, the Company recognized $5,918 and $54,082 in debt discount amortization expense.

During April 2020, the Company issued a convertible note payable in the amount of $247,500. The convertible note payable is past due, had an original issuance discount of $22,500, accrues interest at the rate of 5% per annum, has a default interest rate of 24%, is unsecured and is convertible after 180 days into shares of the Company’s common stock at a discount of 65% of the lowest trading price for the Company’s common stock during the ten trading days immediately preceding the conversion. During October 2020, the note became convertible at the option of the holder.

The fair value of the discount conversion feature on the remaining principal balance was $146,288 and $123,518 as of December 31, 2021 and 2020, respectively. As of December 31, 2021 and 2020, the balance on the convertible note payable was $393,788 and $371,018. During the years ended December 31, 2021 and 2020, the Company recognized $6,411 and $16,089 in debt discount amortization expense, respectively.

During December 2020, the Company issued a convertible note payable in the amount of $112,000. The convertible note payable was due one year from the date of issuance, had an original issuance discount of $12,000, incurred debt issuance costs of $2,000, accrued interest at the rate of 10% per annum, had a default interest rate of 24%, was unsecured and was convertible immediately into shares of the Company’s common stock at $0.005 per share. As a result of the conversion price being lower than the market price of the Company’s common stock on the date of issuance, the Company recognized a beneficial conversion feature of $98,000 upon issuance.

During June 2021, as discussed above, the Related Party Note Holder purchased the convertible promissory note and accrued interest for a total of $115,000 and agreed to replace it with a non-convertible promissory note. The principal and accrued interest at the time of conversion totaled $117,585, resulting in a gain of $2,585 on note conversion. As of December 31, 2021 and 2020, the balance on the convertible note payable was $0 and $112,000, respectively. During the years ended December 31, 2021 and 2020, the Company recognized $111,901 and $99 in debt discount amortization expense, respectively.

During the year ended December 31, 2020, the Company paid $20,000 as a debt financing fee on the above financings.

During the year ended December 31, 2021, the Company recognized $151,144 in fair value gains and during the year ended December 31, 2020, the Company recognized $548,419 in fair value losses, as a result of the conversion options on the above mentioned convertible debt.

Nonconvertible Debt

Outstanding notes payable and convertible notes payable to third parties consisted of the following as of December 31, 2021 and 2020:

	December 31,
Name	2021	2020
Convertible Debt:
Convertible note payable, interest at 16%, unsecured, due May 22, 2020	53,514	48,938
Convertible note payable, interest at 16%, unsecured, due August 5, 2020	190,360	174,168
Convertible note payable, interest at 10%, unsecured, due November 22, 2020	-	142,273
Convertible note payable, interest at 10%, unsecured, due January 28, 2021	220,369	209,194
Convertible note payable, interest at 10%, unsecured, due February 6, 2021	161,497	666,724
Convertible note payable, interest at 10%, unsecured, due April 14, 2021	393,788	371,018
Convertible note payable, interest at 10%, unsecured, due December 28, 2021	-	112,000
Total current debt	1,019,529	1,724,315
Less: Unamortized discount	-	(123,629)
Net, current debt	$1,019,529	$1,600,686
Nonconvertible Debt:
Notes payable, no interest, unsecured, past due	$35,000	$35,000
Notes payable, no interest, unsecured, past due	378,185	378,185
Total notes payable	413,185	413,185

NOTE 6: EQUITY TRANSACTIONS

Common Stock

2021

Between February and August 2021, the Company issued a total of 81,710,894 shares of common stock to holders of convertible notes payable for principal totaling $441,642, accrued interest totaling $11,734 and conversion fees of $600.

During March 2021, an officer and director of the Company agreed to return and retire 4,516,960 shares of common stock previously issued for common stock compensation.

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

During July and August 2020, the Company issued 479,123 shares of common stock for services valued at $7,858 and 13,275,153 shares of common stock to officers and directors for bonuses valued at $172,550. Common stock issued for services was valued at the market prices of the Company’s common stock on the date of grant.

During December 2020, in conjunction with the issuance of a convertible note payable to a related party, the Company recognized a $98,000 debt discount to additional paid-in capital.

Warrants

There were no warrants issued during the years ended December 31, 2021 or 2020. The following table presents the stock warrant activity during the years ended December 31, 2021 and 2020:

	Warrants	Weighted Average Exercise Price	Weighted Average Remaining Term
Outstanding - December 31, 2020	491,872	$0.14	0.43
Granted	-	-	-
Forfeited/expired	(424,532)	0.15	-
Exercised	-	-	-
Outstanding December 31, 2021	67,340	$0.15	0.21
Exercisable – December 31, 2021	67,340	$0.15	0.21

The intrinsic value of the exercisable warrants as of December 31, 2021 and 2020 was $0 and $0, respectively.

NOTE 7: COMMITMENTS AND CONTINGENCIES

Separation Agreement

As part of the separation agreement with Mr. Ponce de Leon, the ex–Chief Operating Officer of the Company, the Company agreed to pay him his accrued salary of $1,226,711 within two years but agreed to pay him $200,000 by November 2015 out of revenues earned.

As the Company did not earn revenue in 2015 and as at December 2021 has still not earned revenue, the obligation to Mr. Ponce de Leon of $1,790,997 is currently in default and the amount includes $564,283 in accrued interest. It is the Company’s intention to pay Mr. Ponce de Leon upon the company receiving revenue.

Operating Leases

Clean Coal has an operating lease for its executive offices in Manhattan, New York. Effective February 1, 2014, the lease is month to month, at a monthly rate of $200 per month.

In April 2018, the company secured a permanent location in Wyoming for its test facility at the Fort Union Industrial Park. The term of the lease was three years. The Company elected to renew the lease for another three years in May 2021. The renewal calls for rent of $36,000, prepaid. The $36,000 covering three years rent was paid in May 2021 and is being amortized to lease expense using the straight-line method over the three-year term of the lease. During the years ended December 31, 2021 and 2020, the Company recognized $12,000 and $12,000 in amortization of right of use assets, respectively.

NOTE 8: SUBSEQUENT EVENTS

In January 2022, the company engaged in a Promissory Note with WNP for $1,000. It attracts 12% interest and is payable on demand

In February 2022, the company engaged in a Promissory Note with WNP for $1,500. It attracts 12% interest and is payable on demand

In March 2022, the company engaged in a Promissory Note with WNP for $154,900. It attracts 12% interest and is payable on demand

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

There have been no changes in our independent accountants, MaloneBailey, LLP, or disagreements with them on matters of accounting or financial disclosure.

ITEM 9A. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

As of December 31, 2021, we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Exchange Act Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our financial disclosure controls and procedures were not effective due to our limited internal resources and lack of ability to have multiple levels of transaction review.

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

Management has assessed our internal control system in relation to criteria for effective internal control over financial reporting described in “Internal Control-Integrated Framework” issued in 2013 by the Committee of Sponsoring Organizations (“COSO”) of the Treadway Commission. Based upon these criteria, we believe that, as of December 31, 2021, our system of internal control over financial reporting was not effective due to material weaknesses that were identified. The material weaknesses are caused by our limited internal resources and limited personnel. We presently have only two officers. The material weaknesses include 1.) no segregation of duties within the Company, 2.) there is no management oversight or multiple levels of supervision and review, no control documentation being produced, no one to review control documentation if it was being produced, 3.) a lack of expertise in the application of generally accepted accounting principles in regard to the accounting and reporting of our derivative transactions.

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

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The executive officers and directors of the Company are as follows:

Name	Age	Position	Held Since
Robin T. Eves	71	CEO, President, Director	August 2010
Thomas Shreve	70	Director	November 2015
Aiden Neary	50	COO, CFO, Director	February 2016

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

All directors will hold office until the next annual meeting of stockholders (currently expected to be held in the second quarter of 2022) and until their successors have been duly elected and qualified. There are no agreements with respect to the election of directors. Vacancies on the Board of Directors during the year may be filled by the majority vote of the directors in office at the time of the vacancy without action by the stockholders.

Board Committees

At this filing date, we have an audit committee, but no compensation committee or nominating committee. Our full Board currently performs the duties and responsibilities of such committees. Due to the size of the Company and due to the small number of directors that we had for 2021, we believed it was appropriate for the full Board to handle the responsibilities of these committees. It is our intention through 2022, as our Board increases in size, to introduce a number of committees.

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

Meetings of our Board of Directors

Our Board of Directors held 4 meetings during the fiscal year ended December 31, 2021 (including meetings conducted by telephone conferencing). No director attended less than 75% of all board meetings during the fiscal year ended December 31, 2021. All current Board members and all nominees for election to the Board of Directors are encouraged to attend our annual meetings of stockholders, either in person or by teleconference.

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

Directors’ Compensation

In 2021, all meetings were via telephone conference. The Board plans one regularly scheduled meeting each fiscal quarter and may schedule additional meetings as necessary. For fiscal 2020 and 2021, Mr. Shreve will receive annual compensation as a director of $25,000 which will be paid only upon available cash flow.

All of our present non-employee directors, have other employment or sources of income and will routinely devote only such time to the Company necessary to maintain its viability. It is estimated that each non-employee director will devote at least 2 days per month to the Company’s corporate activities. We incurred $25,000 in director fees for the outside director during the years 2020 and 2021.

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

Other Key Employees and Consultants

As at December 31, 2021 we have no other employees in the company.

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

SUMMARY COMPENSATION TABLE

Officers Name & Principal Position	Year	Salary ($)	Bonus ($)	Stock ($)	Option Awards ($)	All Other Compensation ($)	Total ($)
Robin Eves, Pres and CEO (1)	2021	519,750	1,050,000	-	-	-	1,569,750
	2020	519,750	-	86,275	-	-	606,025

Aiden Neary, COO/CFO (2)	2021	500,000	1,000,000	-			1,500,000
	2020	450,000	-	86,275			536,275

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

OUTSTANDING EQUITY AWARDS AT FISCAL YEAR-END

There were no outstanding grants of stock options or unvested stock awards outstanding on the last day of the fiscal year ended December 31, 2021 to any of the executive officers named in the Summary Compensation Table.

The following table sets forth, for the current year, the dollar value of all cash and non-cash compensation for the Company’s directors.

DIRECTOR COMPENSATION

Name	Year	Fees Earned or Paid in Cash ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Non Qualified Deferred Compensation Earnings	All Other Compensation ($)	Total ($)
Robin Eves	2021	-	-	-	-	-	-	-
Aiden Neary	2021	-	-	-	-	-	-	-
Thomas Shreve(1)	2021	25,000						25,000

(1) Mr. Shreve directors fees have been accrued

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth information, as of December 31, 2021, with respect to each person known by the Company to own beneficially more than 5% of the shares of our 414,279,613 issued and outstanding common stock, as well as the beneficial ownership of each director and officer and all directors and officers as a group. We are not aware of any present arrangements that could result in a change of control of the Company. Except as otherwise indicated, each of the stockholders listed below has sole voting and investment power over the shares beneficially owned. Except as otherwise indicated, addresses are c/o Clean Coal Technologies, Inc., 295 Madison Avenue (12th Floor) New York, NY 10017.

Officers and Directors	Amount and Nature of Beneficial Ownership(1)	Percent of Class

Robin Eves, President, CEO, Director	10,913,071	2.7%
Aiden Neary, COO/CFO	18,661,479	4.5%
Thomas Shreve, Director	100,000	0.0%
All directors and officers as a group (3 persons)	29,674,550	7.2%

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Wages and bonus payable to related parties

Accruals for salary and bonuses to officers and directors are included in accrued liabilities in the balance sheets and totaled $4,458,566 and $3,726,880 as of December 31, 2021 and 2020, respectively. As part of the separation agreement with Mr. Ponce de Leon, the Company agreed to pay him all his accrued salary within two years but agreed to pay him $200,000 by November 2015 out of revenues earned. As the Company did not earn revenue in 2015 and as at December 2021 has still not earned revenue, the obligation to Mr. Ponce de Leon of $1,790,997 is currently in default and the amount includes $564,283 in accrued interest. It is the Company’s intention to pay Mr. Ponce de Leon immediately upon receiving revenue.

Nonconvertible Debt

During the year ended December 31, 2021, the Company borrowed a total of $740,050 from and repaid $10,000 to, an entity controlled and owned by a significant shareholder of the Company (“Related Party Note Holder”). Additionally, during September 2021, the Related Party Note Holder purchased a third-party convertible note and accrued interest for $115,000, replacing it with a new, non-convertible note. The notes are unsecured, due on demand and accrued interest at 12% per annum.

During the years ended December 31, 2021 and 2020, the Company received $0 and $30,000 from the issuance of related party notes payable to an affiliate, respectively. These notes payable of the Company are unsecured, bear no interest and are due on demand. As of December 31, 2021 and 2020, the Company had outstanding notes payable to affiliates of the Company of $705,000 and $705,000, respectively.

During the years ended December 31, 2021 and 2020, the Company received $30 and $15,050 from related party advances, respectively. The Company repaid $0 and $11,500 on these advances during the years ended December 31, 2021 and 2020, respectively. The advances payable are unsecured, bear no interest and are due on demand. As of December 31, 2021 and 2020, the Company had outstanding advances payable to an officer of the Company of $83,180 and $83,150, respectively.

Convertible Debt

During the years ended December 31, 2021 and 2020, the Company borrowed an aggregate of $18,600 and $76,990, net of beneficial conversion features of $0 and $4,150, respectively, under convertible notes payable. During the year ended December 31, 2020, the Company issued 1,250,000 shares of common stock for the conversion of $100,000 of principal on the convertible notes payable. The convertible notes are secured by assets and the common stock of the Company, bear interest at 12% per annum, are convertible into shares of the Company’s common stock at $0.06 per share and are due three years from the dates of issuance.

As of December 31, 2021 and 2020, the Company had outstanding short-term convertible notes payable of $9,779,151 and $9,437,192, net of unamortized discounts of $40,189 and $486,867, respectively; and, outstanding long-term convertible notes payable of $9395,590 and $418,943, net of unamortized discounts of $1,663 and $86,167, respectively. The convertible notes payable mature(d) between November 2018 and November 2022 and are convertible at $0.06 per share, which, occasionally has been a discount to the market price on the dates of issuance. Amortization expense related to debt discounts on convertible debt for the years ended December 31, 2021 and 2020 was $485,107 and $1,648,339, respectively. As of December 31, 2021 and 2020, $9,436,845 and $7,152,383 in convertible notes are past due, respectively.

Common Stock Issued to Related Parties

During March 2021, an officer and director of the Company agreed to return and retire 4,516,960 shares of common stock previously issued for common stock compensation.

During July and August 2020, the Company issued two of its officers a total of 13,275,153 shares of common stock for services valued at $172,549. The shares are not forfeitable and considered to be earned as of the date of issuance.

During April 2020, the Company issued 1,250,000 shares of common stock for the conversion of $100,000 related party convertible notes payable, or the stated conversion price $0.08 per share.

Non-Binding License Agreement – related party

During July 2017, the Company entered into a non-binding agreement to explore the opportunity of engaging in a license of Clean Coal Pristine M technology. As part of the non-binding agreement, in September 2017, the Company received a non-refundable deposit of $100,000, subject to application to any future license agreement, from Wyoming New Power. The license agreement is for two million tons per annum. The remainder of the license fee will be due upon the signing of a definitive license agreement expected in 2022. Wyoming New Power is a related party because it is controlled by an entity that has a significant interest in Clean Coal Technologies, Inc.

Director Independence

Our Board is not subject to any independence requirements. However, our Board has reviewed the independence of its directors under the requirements set forth by the NASDAQ Stock Market. Messrs. Eves and Neary are officers of the Company and therefore not deemed independent directors. Mr. Shreve is deemed to be an independent director.

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES

Fees billed to the Company by MaloneBailey, LLP

	2021	2020
(1) Audit Fees	$64,000	$53,000
(2) Tax Fees	$-	$-
(3) Other Fees	$-	$-

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

/s/Robin Eves
Dated: April 15, 2022	Robin Eves CEO, President, Principal Executive Officer

Dated: April 15, 2022	/s/Aiden Neary
Aiden Neary CFO, Principal Financial Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities indicated on the 15th day of April 2022.

/s/Robin Eves	/s/Thomas Shreve
Robin Eves, CEO, President and Director	Thomas Shreve, Director

/s/Aiden Neary
Aiden Neary, COO, CFO and Director