Form 10-Q
period 2022-03-31
Clean Coal Technologies Inc.
filed 2022-05-16
CIK 1445109

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: March 31, 2022

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

The number of shares outstanding of Registrant’s Common Stock as of date: May 16, 2022: 500,000,000

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

Clean Coal Technologies, Inc.

Balance Sheets

(Unaudited)

	March 31,	December 31,
	2022	2021
ASSETS
Current Assets
Cash	$127	$1,762
Total Current Assets	127	1,762

Right to use ground lease, net of accumulated amortization of $11,000 and $8,000 respectively	25,000	28,000

Total Assets	$25,127	$29,762

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current Liabilities
Accounts payable	$2,049,772	$2,045,767
Accrued liabilities	14,130,980	13,647,445
Customer deposit – related party	100,000	100,000
Convertible debt, net of unamortized discounts – related party	9,787,215	9,738,945
Notes payable – related party	1,675,630	1,518,230
Convertible notes payable, net of unamortized discount	1,123,421	1,019,529
Notes payable	413,185	413,185
Total Current Liabilities	29,280,203	28,483,101

Long-Term Liabilities
Convertible debt, net of unamortized discounts – related party	70,690	93,927
Total Liabilities	29,350,893	28,577,028

Stockholders’ Deficit:
Common stock, $0.00001 par value; 500,000,000 shares authorized, 414,279,613 and 414,279,613 shares issued and outstanding, respectively	4,143	4,143
Additional paid-in capital	262,260,303	262,260,303
Accumulated deficit	(291,590,212)	(290,811,712)
Total Stockholders’ Deficit	(29,325,766)	(28,547,266)
Total Liabilities and Stockholders’ Deficit	$25,127	$29,762

The accompanying notes are an integral part of these unaudited financial statements.

Clean Coal Technologies, Inc.

Statements of Operations

(Unaudited)

	Three Months Ended
	March 31,
	2022	2021

Operating Expenses:
General and administrative	$295,445	$298,208
Research and development	3,293	3,309
Loss from Operations	(298,738)	(301,517)

Other Expenses:
Interest expense	(375,870)	(599,675)
Debt prepayment and default expense	-	(600)
Change in fair value of share-settled debt	(103,892)	29,528
Total Other Expenses	(479,762)	(570,747)

Net Loss	$(778,500)	$(872,264)

Weighted average shares outstanding – basic and diluted	414,279,613	342,799,992

Net loss per share basic and diluted	$(0.00)	$(0.00)

The accompanying notes are an integral part of these unaudited financial statements.

Clean Coal Technologies, Inc.

Unaudited Statements of Changes in Stockholders’ Deficit

For the Three Months Ended March 31, 2022 and 2021

			Additional		Total
	Common Stock		Paid-In	Accumulated	Stockholders’
	Shares	Amount	Capital	Deficit	Deficit
Balance December 31, 2020	337,085,679	$3,371	$261,807,100	$(285,326,383)	$(23,515,912)
Common stock issued for conversion of notes payable and accrued interest	24,481,282	245	182,088	-	182,333
Common stock returned and cancelled from related party	(4,516,310)	(45)	45	-	-
Net loss for the three months ended March 31, 2021	-	-	-	(872,264)	(872,264)
Balance, March 31, 2021	357,050,651	$3,571	$261,989,233	$(286,198,647)	$(24,205,843)

Balance December 31, 2021	414,279,613	$4,143	$262,260,303	$(290,811,712)	$(28,547,266)
Net loss for the three months ended March 31, 2022				(778,500)	(778,500)
Balance, March 31, 2022	414,279,613	$4,143	$262,260,303	$(291,590,212)	$(29,325,766)

The accompanying notes are an integral part of these unaudited financial statements.

Clean Coal Technologies, Inc.

Statements of Cash Flows

(Unaudited)

	Three Months Ended
	March 31,
	2022	2021
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(778,500)	$(872,264)
Adjustment to reconcile net loss to net cash used in operating activities:
Amortization of debt discounts	25,033	256,179
Change in fair value of share-settled debt	103,892	(29,528)
Amortization of lease asset	3,000	3,000
Debt conversion and extension expenses	-	600
Changes in operating assets and liabilities:
Increase (decrease) in accounts payable	4,005	(19,877)
Increase in accrued expenses	483,535	489,268
Net Cash Used in Operating Activities	(159,035)	(172,622)

CASH FLOWS FROM FINANCING ACTIVITIES:
Borrowings on notes payable - related party	157,400	150,000
Borrowings on convertible debt, net of original issue discounts – related party		18,600
Net Cash Provided by Financing Activities	157,400	168,600

NET CHANGE IN CASH AND CASH EQUIVALENTS	(1,635)	(4,022)
CASH AND CASH EQUIVALENTS - beginning of period	1,762	4,203
CASH AND CASH EQUIVALENTS - end of period	$127	$181

SUPPLEMENTAL DISCLOSURES:
Cash paid for interest	$-	$-
Cash paid for income taxes	$-	$-

NON-CASH INVESTING AND FINANCING ACTIVITIES:
Common stock issued for debt conversion	$-	$182,333
Common shares returned and cancelled	$-	$45

The accompanying notes are an integral part of these unaudited financial statements.

Clean Coal Technologies, Inc.

Notes to Financial Statements

(Unaudited)

NOTE 1: BASIS OF PRESENTATION

The accompanying unaudited interim financial statements of Clean Coal Technologies, Inc. (“Clean Coal”, the “Company”) have been prepared in accordance with accounting principles generally accepted in the United States of America and the rules of the Securities and Exchange Commission, and should be read in conjunction with the audited financial statements and notes thereto contained in Clean Coal’s Annual Report on Form 10-K filed with the SEC. In the opinion of management, the accompanying unaudited interim financial statements reflect all adjustments, consisting of normal recurring adjustments, necessary to present fairly the financial position and the results of operations for the interim period presented herein. The results of operations for interim periods are not necessarily indicative of the results to be expected for the full year or for any future period. Notes to the financial statements which would substantially duplicate the disclosure contained in the audited financial statements for fiscal 2021 as reported in the Form 10K have been omitted.

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

For the three months ended March 31, 2022 and 2021, the Company realized net losses, resulting in outstanding warrants and convertible debt having an antidilutive effect. All potentially dilutive instruments were excluded from the calculation of diluted net loss per share as their inclusion would have been anti-dilutive.

The following table summarizes the potential shares of common stock that were excluded from the computation of diluted net loss per share for the three months ended March 31, 2022 and 2021 as such shares would have had an anti-dilutive effect:

	March 31,
	2022	2021
Common stock warrants	-	251,875
Convertible notes payable	377,368,178	294,838,182
Total	377,368,178	295,090,057

Recent Accounting Pronouncements

The Company has implemented all new accounting pronouncements that are in effect and that may impact its financial statements. The Company does not believe that there are any other new accounting pronouncements that have been issued that might have a material impact on its financial position or results of operations.

NOTE 2: GOING CONCERN

The accompanying financial statements have been prepared on a going concern basis of accounting which contemplates continuity of operations, realization of assets, liabilities, and commitments in the normal course of business. The accompanying financial statements do not reflect any adjustments that might result if Clean Coal is unable to continue as a going concern. Clean Coal has a working capital deficit as of March 31, 2022 and has generated recurring net losses since inception. Management believes Clean Coal will need to raise capital in order to operate over the next 12 months.

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

NOTE 3: RESEARCH AND DEVELOPMENT

Research and development expenses include salaries, related employee expenses, facility lease expense, research expenses and consulting fees. All costs for research and development activities are expensed as incurred. In addition, the Company expenses the costs of licenses of patents and the prosecution of patents until the issuance of such patents and the commercialization of related products is reasonably assured. During the three months ended March 31, 2022 and 2021, the Company recognized $3,293 and $3,309 of research and development costs, respectively.

NOTE 4: RELATED PARTY TRANSACTIONS

Wages and bonus payable to related parties

Accruals for salary and bonuses to officers and directors are included in accrued liabilities in the balance sheets and totaled $6,810,780 and $6,653,566 as of March 31, 2022 and December 31, 2021, respectively. As part of the separation agreement with Mr. Ponce de Leon, the Company agreed to pay him all his accrued salary within two years but agreed to pay him $200,000 by November 2015 out of revenues earned. As the Company did not earn revenue in 2015 and as at March 31, 2022 has still not earned revenue, the obligation to Mr. Ponce de Leon of $1,815,531 is currently in default and the amount includes $588,817 in accrued interest. It is the Company’s intention to pay Mr. Ponce de Leon immediately upon receiving revenue.

Convertible Debt

As of March 31, 2022 and December 31, 2021, the Company had outstanding short-term convertible notes payable of $9,804,045 and $9,779,145, net of unamortized discounts of $16,830 and $40,200, respectively and outstanding long-term convertible notes payable of $70,690 and $95,590, net of unamortized discounts of $0 and $1,663, respectively. The convertible notes are secured by assets and the common stock of the Company, bear interest at 12% per annum, are convertible into shares of the Company’s common stock from $0.06 to $0.15 per share and are due three years from the dates of issuance. Amortization expense related to debt discounts on convertible debt for the three months ended March 31, 2022 and 2021 was $25,033 and $217,697, respectively.

Nonconvertible Debt

During the three months ended March 31, 2022, the Company borrowed a total of $157,400 in cash from an entity controlled and owned by a significant shareholder of the Company. The borrowings are unsecured, paying 12% interest and are due on demand. As of March 31, 2022 and December 31, 2021, the balance on the borrowings was $887,450 and $730,050, respectively. During February 2021, the Company borrowed a total of $150,000 in two notes payable to an entity controlled and owned by a significant shareholder of the Company. The notes are unsecured, due on demand and accrued interest at 12% per annum. As of March 31, 2021, the balance on the notes was $150,000 and the Company incurred $2,106 in accrued but unpaid interest expense.

The advances payable are unsecured, bear no interest and are due on demand. As of March 31, 2022 and December 31, 2021, the Company had outstanding advances payable to an officer of the Company of $83,180 and $83,180, respectively.

As of March 31, 2022 and December 31, 2021, the Company had outstanding notes payable of $705,000 and $705,000, respectively, to an individual that is a significant shareholder.

NOTE 5: DEBT

Notes Payable

As of March 31, 2022 and December 31, 2021, the Company had outstanding notes payable to former affiliates of the Company of $413,185 and $413,185, respectively. The notes payable are unsecured, bear no interest and are due on demand.

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

During May 2019, the Company issued a convertible note payable in the amount of $262,500, due in one year from the date of issuance, with an original issuance discount of $12,500, accrues interest at a default rate of 16% per annum, is unsecured and is convertible after 180 days into shares of the Company’s common stock at a discount of 65% of the lowest trading price for the Company’s common stock during the ten trading days immediately preceding the conversion. During April 2020, the note became convertible at the option of the holder and between May and July 2020 the Company issued a total of 16,355,821 shares of common stock for the conversion of $175,000 in note principal and accrued interest.

As of March 31, 2022 and December 31, 2021, the balance on the convertible note payable was $59,565and $53,514 respectively. The fair value of the discount conversion feature on the remaining principal balance was $6,051 as of March 31, 2022 and is included in the note principal balance. During the three months ended March 31, 2022 and 2021, the Company recognized $0 and $0 in debt discount amortization expense, respectively.

During August 2019, the Company issued a convertible note payable in the amount of $157,500. The convertible note payable is due one year from the date of issuance, has an original issuance discount of $7,500, accrues interest at a default rate of 16% per annum, is unsecured and is convertible after 180 days into shares of the Company’s common stock at a discount of 65% of the lowest trading price for the Company’s common stock during the ten trading days immediately preceding the conversion. During April 2020, the note became convertible at the option of the holder and during August and September 2020, the Company issued a total of 7,616,146 shares of common stock for the conversion of $50,000 in note principal.

As of March 31, 2022 and December 31, 2021, the balance on the convertible note payable was $212,425 and $190,360, respectively. The fair value of the discount conversion feature on the remaining principal balance was $22,065 as of March 31, 2022 and is included in the note principal balance. During the three months ended March 31, 2022 and 2021, the Company recognized $0 and $0 in debt discount amortization expense, respectively.

During January 2020, the Company issued a convertible note payable in the amount of $138,000. The convertible note payable is due one year from the date of issuance, has an original issuance discount of $3,000, accrues interest at the rate of 8% per annum, has a default rate of 22% per annum, is unsecured and is convertible after 180 days into shares of the Company’s common stock at a discount of 65% of the lowest trading price for the Company’s common stock during the ten trading days immediately preceding the conversion. During July 2020, the note became convertible at the option of the holder.

The fair value of the discount conversion feature on the remaining principal balance was $21,073 as of March 31, 2022. As of March 31, 2022 and December 31, 2021, the balance on the convertible note payable was $241,442 and $220,369, respectively. During the three months ended March 31, 2022 and 2021, the Company recognized $0 and $222 in debt discount amortization expense, respectively.

During February 2020, the Company issued a convertible note payable in the amount of $440,000. The convertible note payable is due one year from the date of issuance, has an original issuance discount of $40,000, accrues interest at the rate of 5% per annum, has a default interest rate of 24% per annum, is unsecured and is convertible after 180 days into shares of the Company’s common stock at a discount of 65% of the lowest trading price for the Company’s common stock during the ten trading days immediately preceding the conversion. During August 2020, the note became convertible at the option of the holder. During March 2021, the note holder elected to convert principal of $75,000 into 11,895,321 shares of the Company’s common stock.

The fair value of the discount conversion feature on the remaining principal balance was $17,257 as of March 31, 2022. As of March 31, 2022 and December 31, 2021, the balance on the convertible note payable was $178,754 and $161,497, respectively. During the three months ended March 31, 2022 and 2021, the Company recognized $0 and $5,918 in debt discount amortization expense, respectively.

During April 2020, the Company issued a convertible note payable in the amount of $247,500. The convertible note payable is due one year from the date of issuance, has an original issuance discount of $22,500, accrues interest at the rate of 5% per annum, has a default rate of 24% per annum, is unsecured and is convertible after 180 days into shares of the Company’s common stock at a discount of 65% of the lowest trading price for the Company’s common stock during the ten trading days immediately preceding the conversion. During October 2020, the note became convertible at the option of the holder.

The fair value of the discount conversion feature on the remaining principal balance was $37,446 as of March 31, 2022. As of March 31, 2022 and December 31, 2021, the balance on the convertible note payable was $431,234 and $393,788, respectively. During the three months ended March 31, 31, 2022 and 2021, the Company recognized $0 and $5,548 in debt discount amortization expense, respectively.

During the three months ended March 31, 2022 and 2021, the Company recognized $103,892 in fair value losses and $29,528 in fair value gains as a result of the conversion options on the above mentioned convertible debt, respectively.

NOTE 6: STOCKHOLDERS’ EQUITY

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

Common Stock Warrants

Warrants

There were no warrants issued during the three months ended March 31, 2022 and the year ended December 31, 2021. The following table presents the stock warrant activity during the three months ended March 31, 2022:

	Warrants	Weighted Average Exercise Price	Weighted Average Remaining Term
Outstanding - December 31, 2021	67,340	$0.15	0.21
Granted	-	-	-
Forfeited/expired	(67,340)	$0.15	-
Exercised	-	-	-
Outstanding March 31, 2022	-	$-	-

NOTE 7: SUBSEQUENT EVENTS

In April 2022, the company received $23,000 from Wyoming New Power as part of its Promissory Notes series. These notes attract 12% interest and are repayable on demand.

In April 2022, the company agreed to issue 85,720,387 shares of common stock to settle $342,882 worth of Wyoming New Power Promissory Notes. The conversion rate equated to a $0.004 per share. The shares are restricted for 6 months.

In May 2022, the company received $92,175 from Wyoming New Power as part of its Promissory Notes series. These notes attract 12% interest and are repayable on demand. The company also repaid $10,000 to Wyoming New Power for a previously issued Promissory Note.

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

Our second process, called Pristine-M, is a low-cost coal dehydration technology. In tests, this process has succeeded in drying coal economically and stabilizing it using volatile matter released by the feed coal. Construction of our coal testing plant was completed in December 2015 and was successfully tested through April 2016 at AES Coal Power Utility in Oklahoma. Additional tests commenced and were completed in the fourth quarter of 2017. This test facility has been moved from AES to Wyoming where reassembly has commenced and testing of international coal is expected upon completion of the reassembly. Changes identified to the process by the University of Wyoming and our EPC contractors will be included in the reassembly and it is expected to provide a higher quality end product with a lower capital cost for a commercial unit. The reassembly was delayed due to the pandemic but is expected to be completed no later than Q3 2022.

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

•

Meetings occurred in Q2, 2019 with the US DOE, DOD and Wyoming State Representatives to further our technology to benefit US coal. These discussions continue through May 2022 in light of the recent coal mining bankruptcies in Wyoming.

Employees

As of March 31, 2022, we had two full-time executives. President and CEO Robin Eves, Chief Operations Officer and Aiden Neary, Chief Financial Officer have written employment agreements. Messrs. Eves and Neary received no compensation for their participation on the Board of Directors.

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

Results of Operations

We had no direct revenues for the three months ended March 31, 2022 or March 31, 2021. In 2017, we received $100,000 as a non-refundable deposit on a two million ton license agreement from Wyoming New Power, a related party. The definitive license agreement is expected to be completed in 2021 following the assembly of the second generation test facility. In the year ended December 31, 2012, we have received an initial license fee of $375,000 from Jindal paid pursuant to the signing of our coal testing plant construction contract. The balance of $375,000 will be due upon the successful testing of Jindal coal in our second generation test facility in Wyoming. We do not anticipate any significant royalty fees for approximately 12-18 months thereafter.

For the Three Months Ended March 31, 2022 and March 31, 2021

Revenues

We have generated no revenues for the three months ended March 31, 2022 and 2021.

Operating Expenses

Our operating expenses for the three months ended March 31, 2022 totaled $298,738 compared to $301,517 for the three-month period in 2021. The primary component of the operating expenses for the three months ended March 31, 2022 was general and administrative expenses, recognizing $295,445, compared to $298,208 for the three months ended March 31, 2021. Research and development expenses decreases $16 during the three months ended March 31, 2022 to $3,293, compared to $3,309 during the three months ended March 31, 2021.

Other Income and Expenses

During the three months ended March 31, 2022, we recognized total other expense of $479,762, compared to $570,747 for the three months ended March 31, 2021. The majority of the $90,985 decrease is due to a $223,805 decrease in interest expense during the three months ended March 31, 2022 due to lower amortization of debt discounts on convertible notes payable compared to the three months ended March 31, 2021. The decrease in interest expenses is partially offset by a loss on change in fair value of share settled debt of $103,892 during the three months ended March 31, 2022, compared to a $29,528 gain during the three months ended March 31, 2021. The Company also recognized a total of $600 in debt conversion and extension fees during the three months ended March 31, 2021, there were no such expenses in 2022.

Net Income/Loss

For the three months ended March 31, 2022, we had net loss of $778,500, compared to a net loss of $872,264 for the three months ended March 31, 2021. The $93,764 decrease in net loss is mainly due to the $90,985 decrease in other expenses and a $2,779 decrease in loss from operations, as discussed above.

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

Liquidity and Capital Resources

We have generated minimal revenues since inception. We have obtained cash for operating expenses through advances and/or loans from affiliates and stockholders, the sale of common stock, the issuance of loans and convertible debentures

Net Cash Used in Operating Activities. Our primary source of operating cash during the three months ended March 31, 2022 was borrowings on related party debt. Our primary uses of funds in operations were the completion of the construction of the test facility including the testing of the plant, the payment of professional and consulting fees and general operating expenses.

Net cash used in operating activities was $159,035 for the three months ended March 31, 2022, compared to $172,622 for the same period in 2021. The $13,587 decrease is mainly a result of a $98,326 decrease in non-cash expense adjustments debt discount amortization, lease asset amortization, loan extension fees and changes in fair value of share-settled debt and an $18,149 increase in the net change in accounts payable and accrued expenses during the three months ended March 31, 2022 compared to the 2021 period. This net decrease was partially offset by $93,764 increase in net loss during the three months ended March 31, 2022 compared to the 2021 period.

Net Cash Used In Investing Activities. There were no investing activities during the three months ended March 31, 2022 or 2021.

Net Cash Provided by Financing Activities. Net cash provided by financing activities during the three months ended March 31, 2022 totaled $157,400, compared to $168,600 during the three months ended March 31, 2021. During the three months ended March 31, 2022 and 2021, we received $0 and $18,600 from the issuance of convertible notes payable to a related party, respectively.

Cash Position and Outstanding Indebtedness

At March 31, 2022, we had $127 in total assets, consisting of $127 in cash and $29,350,893 in liabilities, which consist of $29,280,203 in current liabilities and $70,690 in long-term liabilities. Current liabilities consist primarily of accounts payable, accrued liabilities, third party convertible and non-convertible debt and related party convertible and non-convertible debt.

At December 31, 2021, we had total cash assets of $1,762 and $28,577,028 in liabilities, which consisted of $28,483,101 in current liabilities and $93,927 in long-term liabilities. Current liabilities consist primarily of accounts payable, accrued liabilities, third party convertible and non-convertible debt and related party convertible and non-convertible debt.

Our working capital deficit at March 31, 2022 and December 31, 2021 was $29,280,076 and $29,481,339 respectively.

Contractual Obligations and Commitments

We secured a permanent location in Gillette, Wyoming for our test facility. The term of the lease is three years and calls for rent of $36,000, prepaid. In April 2021, the company signed and executed an extension to the lease for the site at Fort Union, Wyoming for an additional three years to April 30, 2024. The rent of $36,000 was paid in advance by the company in April, 2021.

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

Construction of the coal testing plant was completed in 2015 and testing commenced in December 2015 at the AES Coal Power Utility in Oklahoma. As of March 31, 2022, we have paid $11,240,932 in development costs. The facility was moved to Wyoming in the first quarter of 2019. We anticipate that there will be an additional cost of approximately $4.5 million to acquire the additional parts for the second generation test facility and for its assembly.

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

ITEM 4. CONTROLS AND PROCEDURES

As of March 31, 2022, we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Exchange Act Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended. Based on this evaluation, management concluded that our financial disclosure controls and procedures were not effective due to our limited internal resources and lack of ability to have multiple levels of transaction review. There is a lack of appropriate segregation of duties within the Company, no control documentation being produced, and no one to review control documentation if it was being produced. As of March 31, 2022 we had two full time officers of the company.

There were no changes in internal control over financial reporting that occurred during the period covered by this report that have materially affected, or are reasonably likely to materially effect, our internal controls and procedures. We do not expect to implement any changes to our controls and procedures until there is a significant change in our operations or capital resources.

PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

As part of the separation agreement with Mr. Ponce de Leon, the ex COO of the Company, the Company agreed to pay him his accrued salary of $1,226,711 within two years but agreed to pay him $200,000 by November 2015 out of revenues earned. As the Company did not earn revenue in 2015 and as at December 2017 has still not earned revenue, the obligation to Mr. Ponce de Leon is currently in default. It is the Company’s intention to pay Mr. Ponce de Leon immediately upon receiving revenue including any interest that has been accrued. As of March 31, 2022, the Company has accrued a total of $1,815,531 in accrued salary and interest.

ITEM 1A. RISK FACTORS

For information regarding risk factors, see “Part I. Item 1A. Risk Factors,” in our Annual Report on Form 10-K for the year ended December 31, 2021.

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

Clean Coal Technologies

Date: May 16, 2022	By:	/s/ Aiden Neary
Aiden Neary
Chief Financial Officer