Form 10-Q
period 2022-06-30
Clean Coal Technologies Inc.
filed 2022-08-15
CIK 1445109

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: June 30, 2022

☐TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                                         to                                       .

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

The number of shares outstanding of Registrant’s Common Stock as of date: August 15, 2022: 5,000,000

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

Clean Coal Technologies, Inc.

Balance Sheets

(Unaudited)

	June 30,	December 31,
	2022	2021
ASSETS
Current Assets
Cash	$100	$1,762
Total Current Assets	100	1,762

Right to use ground lease, net of accumulated amortization of $14,000 and $8,000 respectively	22,000	28,000

Total Assets	$22,100	$29,762

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current Liabilities
Accounts payable	$2,048,767	$2,045,767
Accrued liabilities	14,593,858	13,647,445
Customer deposit – related party	100,000	100,000
Convertible debt, net of unamortized discounts – related party	9,799,837	9,738,945
Notes payable – related party	1,547,816	1,518,230
Convertible notes payable, net of unamortized discount	1,092,714	1,019,529
Notes payable	413,185	413,185
Total Current Liabilities	29,596,177	28,483,101

Long-Term Liabilities
Convertible debt, net of unamortized discounts – related party	70,690	93,927
Total Liabilities	29,666,867	28,577,028

Stockholders’ Deficit:
Common stock, $0.00001 par value; 500,000,000 shares authorized, 5,000,000 and 4,142,797 shares issued and outstanding, respectively	50	4,143
Additional paid-in capital	262,607,277	262,260,303
Accumulated deficit	(292,252,094)	(290,811,712)
Total Stockholders’ Deficit	(29,644,767)	(28,547,266)
Total Liabilities and Stockholders’ Deficit	$22,100	$29,762

The accompanying notes are an integral part of these unaudited financial statements.

Clean Coal Technologies, Inc.

Statements of Operations

(Unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2022	2021	2022	2021
Operating Expenses:
General and administrative	$322,008	$318,489	$617,453	$616,697
Research and development	3,292	3,283	6,585	6,592
Loss from Operations	(325,300)	(321,772)	(624,038)	(623,289)

Other Expenses:
Change in fair value of share-settled debt	30,707	73,222	(73,185)	102,750
Interest expense	(367,289)	(555,366)	(743,159)	(1,155,041)
Gain on settlement of convertible note payable	-	2,585	-	2,585
Debt prepayment and default expense	-	-	-	(600)
Total Other Expenses	(336,582)	(479,559)	(816,344)	(1,050,306)

Net Loss	$(661,882)	$(801,331)	$(1,440,382)	$(1,673,595)

Net loss per share basic and diluted	$(0.14)	$(0.23)	$(0.32)	$(0.46)

Weighted average shares outstanding – basic and diluted	4,764,504	3,521,804	4,455,368	3,614,577

The accompanying notes are an integral part of these unaudited financial statements.

Clean Coal Technologies, Inc.

Unaudited Statements of Changes in Stockholders’ Deficit

For the Three and Six Months Ended June 30, 2021 and 2022

			Additional		Total
	Common Stock		Paid-In	Accumulated	Stockholders’
	Shares	Amount	Capital	Deficit	Deficit
Balance, March 31, 2021	3,570,507	$36	$261,992,768	$(286,198,647)	$(24,205,843)
Common stock returned and cancelled	(7)	-	(1)	-	(1)
Common stock issued for conversion of notes payable	260,666	2	149,998	-	150,000
Net loss for the three months ended June 30, 2021	-	-	-	(801,331)	(801,331)
Balance, June 30, 2021	3,831,166	$38	$262,142,765	$(286,999,978)	$(24,857,175)

Balance, March 31, 2022	4,142,796	$42	$262,264,404	$(291,590,212)	$(29,325,766)
Common stock issued for conversion of notes payable, related party	857,204	8	342,873	-	342,881
Net loss for the three months ended June 30, 2022	-	-	-	(661,882)	(661,882)
Balance, June 30, 2022	5,000,000	$50	$262,607,277	$(292,252,094)	$(29,644,767)

			Additional		Total
	Common Stock		Paid-In	Accumulated	Stockholders’
	Shares	Amount	Capital	Deficit	Deficit
Balance December 31, 2020	3,370,857	$34	$261,810,437	$(285,326,383)	$(23,515,912)
Common stock issued for conversion of notes payable and accrued interest	505,479	5	332,328	-	332,333
Common stock returned and cancelled from related party	(45,163)	(1)	1	-	-
Common stock returned and cancelled	(7)	-	(1)	-	(1)
Net loss for the six months ended June 30, 2021	-	-	-	(1,673,595)	(1,673,595)
Balance, June 30, 2021	3,831,166	$38	$262,142,765	$(286,999,978)	$(24,857,175)

Balance December 31, 2021	4,142,796	$42	$262,264,404	$(290,811,712)	$(28,547,266)
Common stock issued for conversion of notes payable, related party	857,204	8	342,873	-	342,881
Net loss for the six months ended June 30, 2022				(1,440,382)	(1,440,382)
Balance, June 30, 2022	5,000,000	$50	$262,607,277	$(292,252,094)	$(29,644,767)

The accompanying notes are an integral part of these unaudited financial statements.

Clean Coal Technologies, Inc.

Statements of Cash Flows

(Unaudited)

	Six Months Ended
	June 30,
	2022	2021
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(1,440,382)	$(1,673,595)
Adjustment to reconcile net loss to net cash used in operating activities:
Amortization of debt discounts	37,655	465,719
Change in fair value of share-settled debt	73,185	(102,750)
Gain on settlement of convertible notes payable	-	(2,585)
Amortization of lease asset	6,000	6,000
Debt conversion and extension expenses	-	600
Changes in operating assets and liabilities:
Prepayment of right of use asset	-	(36,000)
Increase (decrease) in accounts payable	3,000	(23,777)
Increase in accrued expenses	986,714	944,651
Net Cash Used in Operating Activities	(333,828)	(421,737)

CASH FLOWS FROM FINANCING ACTIVITIES:
Borrowings on related party debt	332,166	403,520
Borrowings on convertible debt, net of original issue discounts – related party	-	18,600
Net Cash Provided by Financing Activities	332,166	422,120

NET CHANGE IN CASH AND CASH EQUIVALENTS	(1,662)	383
CASH AND CASH EQUIVALENTS - beginning of period	1,762	4,203
CASH AND CASH EQUIVALENTS - end of period	$100	$4,586

SUPPLEMENTAL DISCLOSURES:
Cash paid for interest	$-	$-
Cash paid for income taxes	$-	$-

NON-CASH INVESTING AND FINANCING ACTIVITIES:
Common stock issued for conversion of debt and accrued interest, related party	$342,881	$331,732
Note payable, related party, issued for convertible debt and accrued interest	$-	$115,000
Common shares returned and cancelled	$-	$1

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

For the six months ended June 30, 2022 and 2021, the Company realized net losses, resulting in outstanding warrants and convertible debt having an antidilutive effect. All potentially dilutive instruments were excluded from the calculation of diluted net loss per share as their inclusion would have been anti-dilutive.

The following table summarizes the potential shares of common stock that were excluded from the computation of diluted net loss per share for the six months ended June 30, 2022 and 2021 as such shares would have had an anti-dilutive effect:

	June 30,
	2022	2021
Common stock warrants	-	1,919
Convertible notes payable	3,383,501	2,618,522
Total	3,383,501	2,620,441

Recent Accounting Pronouncements

The Company has implemented all new accounting pronouncements that are in effect and that may impact its financial statements. The Company does not believe that there are any other new accounting pronouncements that have been issued that might have a material impact on its financial position or results of operations.

NOTE 2: GOING CONCERN

The accompanying financial statements have been prepared on a going concern basis of accounting which contemplates continuity of operations, realization of assets, liabilities, and commitments in the normal course of business. The accompanying financial statements do not reflect any adjustments that might result if Clean Coal is unable to continue as a going concern. Clean Coal has a working capital deficit as of June 30, 2022 and has generated recurring net losses since inception. Management believes Clean Coal will need to raise capital in order to operate over the next 12 months.

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

NOTE 3: RESEARCH AND DEVELOPMENT

Research and development expenses include salaries, related employee expenses, facility lease expense, research expenses and consulting fees. All costs for research and development activities are expensed as incurred. In addition, the Company expenses the costs of licenses of patents and the prosecution of patents until the issuance of such patents and the commercialization of related products is reasonably assured. During the six months ended June 30, 2022 and 2021, the Company recognized $6,585 and $6,592 of research and development costs, respectively.

NOTE 4: RELATED PARTY TRANSACTIONS

Wages and bonus payable to related parties

Accruals for salary and bonuses to officers and directors are included in accrued liabilities in the balance sheets and totaled $6,983,976 and $6,653,566 as of June 30, 2022 and December 31, 2021, respectively. As part of the separation agreement with Mr. Ponce de Leon, the Company agreed to pay him all his accrued salary within two years but agreed to pay him $200,000 by November 2015 out of revenues earned. As the Company did not earn revenue in 2015 and as at June 30, 2022 has still not earned revenue, the obligation to Mr. Ponce de Leon of $1,840,065 is currently in default and the amount includes $613,351 in accrued interest. It is the Company’s intention to pay Mr. Ponce de Leon immediately upon receiving revenue.

Convertible Debt

As of June 30, 2022 and December 31, 2021, the Company had outstanding short-term convertible notes payable of $9,804,034 and $9,779,145, net of unamortized discounts of $4,197 and $40,200, respectively and outstanding long-term convertible notes payable of $70,690 and $95,590, net of unamortized discounts of $0 and $1,663, respectively. The convertible notes are secured by assets and the common stock of the Company, bear interest at 12% per annum, are convertible into shares of the Company’s common stock at $0.06 per share and are due three years from the dates of issuance. Amortization expense related to debt discounts on convertible debt for the six months ended June 30, 2022 and 2021 was $37,655 and $342,089, respectively.

Nonconvertible Debt

During the six months ended June 30, 2022, the Company borrowed a total of $332,166 in cash from an entity controlled and owned by a significant shareholder of the Company. The borrowings are unsecured, bear no interest and are due on demand. As of June 30, 2022 and December 31, 2021, the balance on the borrowings was $759,636 and $730,050, respectively. During April 2022, the holder elected to convert $302,580 in principal and $40,301 in accrued interest, or a total of $342,881 into 857,204 shares of the Company’s common stock at $0.004 per share, the market price on the date of conversion.

As of June 30, 2022 and December 31, 2021, the Company had outstanding advances payable to an officer of the Company of $83,190 and $83,180, respectively.

As of June 30, 2022 and December 31, 2021, the Company had outstanding notes payable of $705,000 and $705,000, respectively, to an individual that is a significant shareholder.

NOTE 5: DEBT

Notes Payable

As of June 30, 2022 and December 31, 2021, the Company had outstanding notes payable to former affiliates of the Company of $413,185 and $413,185, respectively. The notes payable are unsecured, bear no interest and are due on demand.

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

During May 2019, the Company issued a convertible note payable in the amount of $262,500, due in one-year, original issuance discount of $12,500, accrues interest at 6% per annum, unsecured and convertible into shares of the Company’s common stock at a discount of 65% of the lowest trading price for the Company’s common stock during the ten trading days immediately preceding the conversion. As of June 30, 2022 and December 31, 2021, the balance on the convertible note payable was $58,285 and $53,514, respectively. The fair value of the discount conversion feature on the remaining principal balance was $26,226 as of June 30, 2022 and is included in the note principal balance.

During August 2019, the Company issued a convertible note payable in the amount of $157,500, due in one-year, original issuance discount of $7,500, accrues interest at 6% per annum, unsecured and convertible into shares of the Company’s common stock at a discount of 65% of the lowest trading price for the Company’s common stock during the ten trading days immediately preceding the conversion. As of June 30, 2022 and December 31, 2021, the balance on the convertible note payable was $207,520 and $190,360, respectively. The fair value of the discount conversion feature on the remaining principal balance was $96,182 as of June 30, 2022 and is included in the note principal balance.

During January 2020, the Company issued a convertible note payable in the amount of $138,000, due in one-year, original issuance discount of $3,000, accrues interest at 8% per annum, unsecured and convertible into shares of the Company’s common stock at a discount of 65% of the lowest trading price for the Company’s common stock during the ten trading days immediately preceding the conversion. The fair value of the discount conversion feature on the remaining principal balance was $96,674 as of June 30, 2022. As of June 30, 2022 and December 31, 2021, the balance on the convertible note payable was $234,674 and $220,369, respectively. During the six months ended June 30, 2022 and 2021, the Company recognized $0 and $222 in debt discount amortization expense, respectively.

During February 2020, the Company issued a convertible note payable in the amount of $440,000, due in one-year, original issuance discount of $40,000, accrues interest at 5% per annum, unsecured and convertible into shares of the Company’s common stock at a discount of 65% of the lowest trading price for the Company’s common stock during the ten trading days immediately preceding the conversion. The fair value of the discount conversion feature on the remaining principal balance was $79,646 as of June 30, 2022. As of June 30, 2022 and December 31, 2021, the balance on the convertible note payable was $173,004 and $161,497, respectively. During the six months ended June 30, 2022 and 2021, the Company recognized $0 and $5,918 in debt discount amortization expense, respectively.

During April 2020, the Company issued a convertible note payable in the amount of $247,500, due in one-year, original issuance discount of $22,500, accrues interest at the rate of 5% per annum, unsecured and convertible into shares of the Company’s common stock at a discount of 65% of the lowest trading price for the Company’s common stock during the ten trading days immediately preceding the conversion. The fair value of the discount conversion feature on the remaining principal balance was $171,731 as of June 30, 2022. As of June 30, 2022 and December 31, 2021, the balance on the convertible note payable was $419,231 and $393,788, respectively. During the six months ended June 30, 2022 and 2021, the Company recognized $0 and $6,411 in debt discount amortization expense, respectively.

As a result of the conversion options on the above mentioned convertible debt, during the six months ended June 30, 2022, the Company recognized $73,185 in fair value losses and recognized $102,750 in fair value gains during the six months ended June 30, 2021.

NOTE 6: STOCKHOLDERS’ EQUITY

Common Stock

During April 2022, a holder of related party notes payable elected to convert $302,580 in principal and $40,301 in accrued interest, or a total of $342,881 into 857,204 shares of the Company’s common stock at $0.004 per share, the market price on the date of conversion.

Common Stock Warrants

Warrants

There were no warrants issued during the six months ended June 30, 2022 and the year ended December 31, 2021. The following table presents the stock warrant activity during the six months ended June 30, 2022:

Weighted
		Weighted	Average
	Warrants	Average Exercise Price	Remaining Term
Outstanding - December 31, 2021	673	$15.00	0.21
Granted	-	-	-
Forfeited/expired	(673)	$15.00	-
Exercised	-	-	-
Outstanding June 30, 2022	-	$-	-

NOTE 7: SUBSEQUENT EVENTS

During July 2022, the Company effectuated a 1-for-100 share reverse split of its common stock. All references to the Company’s common stock throughout the financial statements and notes thereto have been adjusted to retroactively reflect the effect of the reverse split.

In July the Company entered into Promissory Notes totaling $35,000 with Wyoming New Power. Terms are 12% interest and payable on demand.

In August the Company entered into Promissory Notes totaling $12,500 with Wyoming New Power. Terms are 12% interest and payable on demand.

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

•

Meetings occurred in Q2, 2019 with the US DOE, DOD and Wyoming State Representatives to further our technology to benefit US coal. These discussions continue through July 2022 in light of the recent coal mining bankruptcies in Wyoming.

Employees

As of June 30, 2022, we had two full-time executives. President and CEO Robin Eves, Chief Operations Officer and Aiden Neary, Chief Financial Officer have written employment agreements. Messrs. Eves and Neary received no compensation for their participation on the Board of Directors.

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

Results of Operations

We had no direct revenues for the six months ended June 30, 2022 or June 30, 2022. In 2017, we received $100,000 as a non-refundable deposit on a two million ton license agreement from Wyoming New Power, a related party. The definitive license agreement is expected to be completed in 2021 following the assembly of the second generation test facility. In the year ended December 31, 2012, we received an initial license fee of $375,000 from Jindal paid pursuant to the signing of our coal testing plant construction contract. The balance of $375,000 will be due upon the successful testing of Jindal coal in our second generation test facility in Wyoming. We do not anticipate any significant royalty fees for approximately 12-18 months thereafter.

For the Three Months Ended June 30, 2022 and June 30, 2021

Revenues

We have generated no revenues for the three months ended June 30, 2022 and 2021.

Operating Expenses

Our operating expenses for the three months ended June 30, 2022 totaled $325,300, compared to $321,772 for the three month period in 2021. The primary component of the operating expenses for the three months ended June 30, 2022 and 2021 was general and administrative expenses, recognizing $322,008, compared to $318,489 for the three months ended June 30, 2021.

Other Income and Expenses

During the three months ended June 30, 2022, we recognized total other expense of $336,582 compared to total other expense of $479,559 for the three months ended June 30, 2021. The $142,977 decrease is mainly due to a $188,077 decrease in interest expense, partially offset by a $42,515 decrease in the fair value of convertible note options and a $2,585 decrease in gain on settlement of convertible debt compared to the 2021 period.

Net Income/Loss

For the three months ended June 30, 2022, we had net loss of $661,882, compared to a net loss of $801,331 for the three months ended June 30, 2021. The $139,449 decrease in net loss is mainly due to the $142,977 decrease in other expense, offset by the $3,528 increase in operating expenses, as discussed above.

For the Six months Ended June 30, 2022 and 2021

Revenues

We have generated no revenues for the six months ended June 30, 2022 and 2021.

Operating Expenses

Our operating expenses for the six months ended June 30, 2022 totaled $624,038 compared to $623,289 for the six month period in 2021. The primary component of the operating expenses for the six months ended June 30, 2022 was general and administrative expenses, recognizing $617,453, compared to $616,697 for the six months ended June 30, 2021. Research and development expenses decreased $7 during the six months ended June 30, 2022 to $6,585, compared to $6,592 during the six months ended June 30 2021.

Other Income and Expenses

During the six months ended June 30, 2022, we recognized total other expense of $816,344, compared to $1,050,306 for the six months ended June 30, 2021. Most of the $233,962 decrease is due to a $411,882 decrease in interest expense during the six months ended June 30, 2022 due to lower amortization of debt discounts on convertible notes payable compared to the six months ended June 30, 2021. The decrease in interest expenses is partially offset by a loss on change in fair value of share settled debt of $73,185 during the six months ended June 30, 2022, compared to a $102,750 gain during the six months ended June 30, 2021. The Company also recognized a $2,585 gain on settlement of convertible notes payable and $600 in debt conversion and extension fees during the six months ended June 30, 2021, there were no such expenses in 2022.

Net Income/Loss

For the six months ended June 30, 2022, we had net loss of $1,440,382, compared to a net loss of $1,673,595 for the six months ended June 30, 2021. The $233,213 decrease in net loss is mainly due to the $233,962 decrease in other expenses, partially offset by a $749 decrease in loss from operations, as discussed above.

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

Liquidity and Capital Resources

We have generated minimal revenues since inception. We have obtained cash for operating expenses through advances and/or loans from affiliates and stockholders, the sale of common stock, the issuance of loans and convertible debentures

Net Cash Used in Operating Activities. Our primary source of operating cash during the six months ended June 30, 2022 was borrowings on related party debt, third party debt and convertible debt. Our primary uses of funds in operations were the completion of the construction of the test facility including the testing of the plant, the payment of professional and consulting fees and general operating expenses.

Net cash used in operating activities was $333,828 for the six months ended June 30, 2022, compared to $421,737 for the same period in 2021. The $87,909 decrease is mainly a result of a $233,213 decrease in net loss during the six months ended June 30, 2022 compared to the 2021 period. Additionally, there was a $104,840 reduction in the payments of right to use assets, accounts payable and accrued expenses during the six months ended June 30, 2022 compared to the 2021 period. These decrease in net loss and increases in the net changes of operating liabilities are partially offset by a $250,144 decrease in non-cash expense adjustments such as debt discount amortization, lease asset amortization, loan extension fees and changes in fair value of share-settled debt.

Net Cash Used In Investing Activities. There were no investing activities during the six months ended June 30, 2022 or 2021.

Net Cash Provided by Financing Activities. Net cash provided by financing activities during the six months ended June 30, 2022 totaled $332,166, compared to $422,120 during the six months ended June 30, 2021. During the six months ended June 30, 2022 and 2021, we received $332,166 and $403,520 from the issuance of notes payable to a related party, and $0 and $18,600 from the issuance of convertible notes payable to a related party, respectively.

Cash Position and Outstanding Indebtedness

At June 30, 2022, we had $100 in total assets, consisting of $100 in cash and $29,666,867 in liabilities, which consist of $29,596,177 in current liabilities and $70,690 in long-term liabilities. Current liabilities consist primarily of accounts payable, accrued liabilities, short-term convertible and non-convertible debt and related party convertible and non-convertible debt.

At December 31, 2021, we had total cash assets of $1,762 and $28,577,028 in liabilities, which consisted of $28,483,101 in current liabilities and $93,927 in long-term liabilities. Current liabilities consist primarily of accounts payable, accrued liabilities, short-term convertible and non-convertible debt and related party convertible and non-convertible debt.

Our working capital deficit at June 30, 2022 and December 31, 2021 was $29,596,077 and $28,481,339, respectively.

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

Construction of the coal testing plant was completed in 2015 and testing commenced in December 2015 at the AES Coal Power Utility in Oklahoma. As of June 30, 2022, we have paid $11,244,224 in development costs. The facility was moved to Wyoming in the first quarter of 2019. We anticipate that there will be an additional cost of approximately $4.5 million to acquire the additional parts for the second generation test facility and for its assembly.

Based on our current operational costs and including the capital requirements for our project deployments, we estimate we will need a total of approximately $5,500,000 to fund the Company for the fiscal year 2023 for plant re-assembly and operating costs and an additional $4,000,000 to continue for the following fiscal year (2022) or until an initial commercial plant is up and running.

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

ITEM 4. CONTROLS AND PROCEDURES

As of June 30, 2022, we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Exchange Act Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended. Based on this evaluation, management concluded that our financial disclosure controls and procedures were not effective due to our limited internal resources and lack of ability to have multiple levels of transaction review. There is a lack of appropriate segregation of duties within the Company, no control documentation being produced, and no one to review control documentation if it was being produced. As of June 30, 2022, we had two full time officers of the company.

There were no changes in internal control over financial reporting that occurred during the period covered by this report that have materially affected, or are reasonably likely to materially effect, our internal controls and procedures. We do not expect to implement any changes to our controls and procedures until there is a significant change in our operations or capital resources.

PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

As part of the separation agreement with Mr. Ponce de Leon, the ex COO of the Company, the Company agreed to pay him his accrued salary of $1,226,711 within two years but agreed to pay him $200,000 by November 2015 out of revenues earned. As the Company did not earn revenue in 2015 and as at December 2017 has still not earned revenue, the obligation to Mr. Ponce de Leon is currently in default. It is the Company’s intention to pay Mr. Ponce de Leon immediately upon receiving revenue including any interest that has been accrued. As of June 30, 2022, the Company has accrued a total of $1,840,065 in accrued salary and interest.

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

Clean Coal Technologies

Date: August 15, 2022	By:	/s/ Aiden Neary
Aiden Neary
Chief Financial Officer