Form 10-Q
period 2022-09-30
Clean Coal Technologies Inc.
filed 2022-11-17
CIK 1445109

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

FORM 10-Q

(Mark One)

☒QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: September 30, 2022

☐TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                                  to                                .

Commission file number:  000-50053

CLEAN COAL TECHNOLOGIES, INC.

(Exact name of small business issuer as specified in its charter)

Nevada	26-1079442
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

295 Madison Avenue (12th Floor), New York, NY	10017
(Address of principal executive offices)	(Zip Code)

(646) 727-4847

(Issuer’s telephone number)

Securities registered pursuant to Section 12(b) of the Act:

Title of Class	Trading Symbol	Name of Exchange on Which Registered
Common	CCTC	OTC PINKS

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

The number of shares outstanding of Registrant’s Common Stock as of date: November 17, 2022: 5,000,000

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

Clean Coal Technologies, Inc.

Balance Sheets

(Unaudited)

	September 30,	December 31,
	2022	2021
ASSETS
Current Assets
Cash	$1,785	$1,762
Total Current Assets	1,785	1,762

Right to use ground lease, net of accumulated amortization of $17,000 and $8,000 respectively	19,000	28,000

Total Assets	$20,785	$29,762

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current Liabilities
Accounts payable	$2,048,892	$2,045,767
Accrued liabilities	15,202,239	13,647,445
Customer deposit – related party	100,000	100,000
Convertible debt, net of unamortized discounts – related party	9,825,763	9,738,945
Notes payable – related party	1,634,516	1,518,230
Convertible notes payable, net of unamortized discount	1,069,975	1,019,529
Notes payable	413,185	413,185
Total Current Liabilities	30,294,570	28,483,101

Long-Term Liabilities
Convertible debt, net of unamortized discounts – related party	48,290	93,927
Total Liabilities	30,342,860	28,577,028

Stockholders’ Deficit:
Common stock, $0.00001 par value; 500,000,000 shares authorized, 5,000,000 and 4,142,796 shares issued and outstanding, respectively	50	42
Additional paid-in capital	262,607,277	262,264,404
Accumulated deficit	(292,929,402)	(290,811,712)
Total Stockholders’ Deficit	(30,322,075)	(28,547,266)
Total Liabilities and Stockholders’ Deficit	$20,785	$29,762

The accompanying notes are an integral part of these unaudited financial statements.

Clean Coal Technologies, Inc.

Statements of Operations

(Unaudited)

	Three Months Ended		Nine months ended
	September 30,		September 30,
	2022	2021	2022	2021
Operating Expenses:
General and administrative	$292,947	$277,954	$910,400	$894,651
Research and development	3,000	3,287	9,585	9,879
Loss from Operations	(295,947)	(281,241)	(919,985)	(904,530)

Other Expenses:
Change in fair value of share-settled debt	22,739	(309,839)	(50,446)	(207,089)
Interest expense	(404,100)	(482,398)	(1,147,259)	(1,637,439)
Debt prepayment and default expense	-	-	-	(600)
Gain on settlement of convertible note payable	-	-	-	(2,585)
Total Other Expenses	(381,361)	(792,237)	(1,197,705)	(1,842,543)

Net Loss	$(677,308)	$(1,073,478)	$(2,117,690)	$(2,747,073)

Net loss per share basic and diluted	$(0.14)	$(0.29)	$(0.46)	$(0.75)

Weighted average shares outstanding – basic and diluted	5,000,000	3,748,548	4,638,907	3,640,332

The accompanying notes are an integral part of these unaudited financial statements.

Clean Coal Technologies, Inc.

Unaudited Statements of Changes in Stockholders’ Deficit

For the Three an Nine months ended September 30, 2021 and 2022

			Additional		Total
	Common Stock		Paid-In	Accumulated	Stockholders’
	Shares	Amount	Capital	Deficit	Deficit
Balance, June 30, 2021	3,831,166	$38	$262,142,765	$(286,999,978)	$(24,857,175)
Common stock issued for conversion of notes payable	311,630	3	121,640	-	121,643
Net loss for the three months ended September 30, 2021	-	-	-	(1,073,478)	(1,073,478)
Balance, September 30, 2021	4,142,796	$41	$262,264,405	$(288,073,456)	$(25,809,010)

Balance, June 30, 2022	5,000,000	$50	$262,607,277	$(292,252,094)	$(29,644,767)
Net loss for the three months ended September 30, 2022	-	-	-	(677,308)	(677,308)
Balance, September 30, 2022	5,000,000	$50	$262,607,277	$(292,929,402)	$(30,322,075)

			Additional		Total
	Common Stock		Paid-In	Accumulated	Stockholders’
	Shares	Amount	Capital	Deficit	Deficit
Balance December 31, 2020	3,370,857	$34	$261,810,437	$(285,326,383)	$(23,515,912)
Common stock issued for conversion of notes payable and accrued interest	817,109	8	453,967	-	453,975
Common stock returned and cancelled from related party	(45,163)	(1)	1	-	-
Common stock returned and cancelled	(7)	-	-	-	-
Net loss for the nine months ended September 30, 2021	-	-	-	(2,747,073)	(2,747,073)
Balance, September 30, 2021	4,142,796	$41	$262,264,405	$(288,073,456)	$(25,809,010)

Balance December 31, 2021	4,142,796	$42	$262,264,404	$(290,811,712)	$(28,547,266)
Common stock issued for conversion of notes payable, related party	857,204	8	342,873	-	342,881
Net loss for the nine months ended September 30, 2022				(2,117,690)	(2,117,690)
Balance, September 30, 2022	5,000,000	$50	$262,607,277	$(292,929,402)	$(30,322,075)

The accompanying notes are an integral part of these unaudited financial statements.

Clean Coal Technologies, Inc.

Statements of Cash Flows

(Unaudited)

	Nine months ended
	September 30,
	2022	2021
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(2,117,690)	$(2,747,073)
Adjustment to reconcile net loss to net cash used in operating activities:
Amortization of debt discounts	41,181	595,217
Change in fair value of share-settled debt	50,446	207,089
Gain on settlement of convertible notes payable	-	(2,585)
Amortization of lease asset	9,000	9,000
Debt conversion and extension expenses	-	600
Changes in operating assets and liabilities:
Prepayment of right of use asset	-	(36,000)
Increase (decrease) in accounts payable	3,125	(20,527)
Increase in accrued expenses	1,595,095	1,501,339
Net Cash Used in Operating Activities	(418,843)	(492,940)

CASH FLOWS FROM FINANCING ACTIVITIES:
Borrowings on related party debt	428,866	471,570
Repayment of related party debt	(10,000)	-
Borrowings on convertible debt, net of original issue discounts – related party	-	18,600
Net Cash Provided by Financing Activities	418,866	490,170

NET CHANGE IN CASH AND CASH EQUIVALENTS	23	(2,770)
CASH AND CASH EQUIVALENTS - beginning of period	1,762	4,203
CASH AND CASH EQUIVALENTS - end of period	$1,785	$1,433

SUPPLEMENTAL DISCLOSURES:
Cash paid for interest	$-	$-
Cash paid for income taxes	$-	$-

NON-CASH INVESTING AND FINANCING ACTIVITIES:
Common stock issued for conversion of debt and accrued interest, related party	$342,881	$453,975
Note payable, related party, issued for convertible debt and accrued interest	$-	$115,000
Common shares returned and cancelled	$-	$1

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

For the nine months ended September 30, 2022 and 2021, the Company realized net losses, resulting in outstanding warrants and convertible debt having an antidilutive effect. All potentially dilutive instruments were excluded from the calculation of diluted net loss per share as their inclusion would have been anti-dilutive.

The following table summarizes the potential shares of common stock that were excluded from the computation of diluted net loss per share for the nine months ended September 30, 2022 and 2021 as such shares would have had an anti-dilutive effect:

	September 30,
	2022	2021
Common stock warrants	-	673
Convertible notes payable	3,620,882	3,693,065
Total	3,620,882	3,693,738

Recent Accounting Pronouncements

The Company has implemented all new accounting pronouncements that are in effect and that may impact its financial statements. The Company does not believe that there are any other new accounting pronouncements that have been issued that might have a material impact on its financial position or results of operations.

NOTE 2: GOING CONCERN

The accompanying financial statements have been prepared on a going concern basis of accounting which contemplates continuity of operations, realization of assets, liabilities, and commitments in the normal course of business. The accompanying financial statements do not reflect any adjustments that might result if Clean Coal is unable to continue as a going concern. Clean Coal has a working capital deficit as of September 30, 2022 and has generated recurring net losses since inception. Management believes Clean Coal will need to raise capital in order to operate over the next 12 months.

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

NOTE 3: RESEARCH AND DEVELOPMENT

Research and development expenses include salaries, related employee expenses, facility lease expense, research expenses and consulting fees. All costs for research and development activities are expensed as incurred. In addition, the Company expenses the costs of licenses of patents and the prosecution of patents until the issuance of such patents and the commercialization of related products is reasonably assured. During the nine months ended September 30, 2022 and 2021, the Company recognized $9,585 and $9,879 of research and development costs, respectively.

NOTE 4: RELATED PARTY TRANSACTIONS

Wages and bonus payable to related parties

Accruals for salary and bonuses to officers and directors are included in accrued liabilities in the balance sheets and totaled $7,216,317 and $6,653,566 as of September 30, 2022 and December 31, 2021, respectively. As part of the separation agreement with Mr. Ponce de Leon, the Company agreed to pay him all his accrued salary within two years but agreed to pay him $200,000 by November 2015 out of revenues earned. As the Company did not earn revenue in 2015 and as at September 30, 2022 has still not earned revenue, the obligation to Mr. Ponce de Leon of $1,864,599 is currently in default and the amount includes $637,885 in accrued interest. It is the Company’s intention to pay Mr. Ponce de Leon immediately upon receiving revenue.

Convertible Debt

As of September 30, 2022 and December 31, 2021, the Company had outstanding short-term convertible notes payable of $9,826,445 and $9,779,145, net of unamortized discounts of $682 and $40,200, respectively and outstanding long-term convertible notes payable of $48,290 and $95,590, net of unamortized discounts of $0 and $1,663, respectively. The convertible notes are secured by assets and the common stock of the Company, bear interest at 12% per annum, are convertible into shares of the Company’s common stock at $0.06 to $0.15 per share and are due three years from the dates of issuance. Amortization expense related to debt discounts on convertible debt for the nine months ended September 30, 2022 and 2021 was $41,181 and $470,765, respectively.

Nonconvertible Debt

During the nine months ended September 30, 2022, the Company borrowed a total of $428,866 and repaid $10,000 in cash from an entity controlled and owned by a significant shareholder of the Company. The borrowings are unsecured, bear no interest and are due on demand. As of September 30, 2022 and December 31, 2021, the balance on the borrowings was $846,336 and $730,050, respectively. During April 2022, the holder elected to convert $302,580 in principal and $40,301 in accrued interest, or a total of $342,881 into 857,204 shares of the Company’s common stock at $0.40 per share, the market price on the date of conversion.

As of September 30, 2022 and December 31, 2021, the Company had outstanding advances payable to an officer of the Company of $83,180 and $83,180, respectively.

As of September 30, 2022 and December 31, 2021, the Company had outstanding notes payable of $705,000 and $705,000, respectively, to an individual that is a significant shareholder.

NOTE 5: DEBT

Notes Payable

As of September 30, 2022 and December 31, 2021, the Company had outstanding notes payable to former affiliates of the Company of $413,185 and $413,185, respectively. The notes payable are unsecured, bear no interest and are due on demand.

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

During May 2019, the Company issued a convertible note payable in the amount of $262,500, due in one-year, original issuance discount of $12,500, accrues interest at 6% per annum, unsecured and convertible into shares of the Company’s common stock at a discount of 65% of the lowest trading price for the Company’s common stock during the ten trading days immediately preceding the conversion. As of September 30, 2022 and December 31, 2021, the balance on the convertible note payable was $57,396 and $53,514, respectively. The fair value of the discount conversion feature on the remaining principal balance was $3,882 as of September 30, 2022 and is included in the note principal balance.

During August 2019, the Company issued a convertible note payable in the amount of $157,500, due in one-year, original issuance discount of $7,500, accrues interest at 6% per annum, unsecured and convertible into shares of the Company’s common stock at a discount of 65% of the lowest trading price for the Company’s common stock during the ten trading days immediately preceding the conversion. As of September 30, 2022 and December 31, 2021, the balance on the convertible note payable was $204,070 and $190,360, respectively. The fair value of the discount conversion feature on the remaining principal balance was $13,710 as of September 30, 2022 and is included in the note principal balance.

During January 2020, the Company issued a convertible note payable in the amount of $138,000, due in one-year, original issuance discount of $3,000, accrues interest at 8% per annum, unsecured and convertible into shares of the Company’s common stock at a discount of 65% of the lowest trading price for the Company’s common stock during the ten trading days immediately preceding the conversion. As of September 30, 2022 and December 31, 2021, the balance on the convertible note payable was $229,600 and $220,369, respectively. The fair value of the discount conversion feature on the remaining principal balance was $9,231 as of September 30, 2022. During the nine months ended September 30, 2022 and 2021, the Company recognized $0 and $222 in debt discount amortization expense, respectively.

During February 2020, the Company issued a convertible note payable in the amount of $440,000, due in one-year, original issuance discount of $40,000, accrues interest at 5% per annum, unsecured and convertible into shares of the Company’s common stock at a discount of 65% of the lowest trading price for the Company’s common stock during the ten trading days immediately preceding the conversion.  As of September 30, 2022 and December 31, 2021, the balance on the convertible note payable was $168,673 and $161,497, respectively. The fair value of the discount conversion feature on the remaining principal balance was $7,175 as of September 30, 2022. During the nine months ended September 30, 2022 and 2021, the Company recognized $0 and $5,918 in debt discount amortization expense, respectively.

During April 2020, the Company issued a convertible note payable in the amount of $247,500, due in one-year, original issuance discount of $22,500, accrues interest at the rate of 5% per annum, unsecured and convertible into shares of the Company’s common stock at a discount of 65% of the lowest trading price for the Company’s common stock during the ten trading days immediately preceding the conversion. As of September 30, 2022 and December 31, 2021, the balance on the convertible note payable was $410,236 and $393,788, respectively. The fair value of the discount conversion feature on the remaining principal balance was $16,448 as of September 30, 2022. During the nine months ended September 30, 2022 and 2021, the Company recognized $0 and $6,411 in debt discount amortization expense, respectively.

As a result of the conversion options on the above mentioned convertible debt, during the nine months ended September 30, 2022, the Company recognized $50,446 in fair value losses and recognized $207,089 in fair value gains during the nine months ended September 30, 2021.

NOTE 6: STOCKHOLDERS’ EQUITY

Common Stock

During April 2022, a holder of related party notes payable elected to convert $302,580 in principal and $40,301 in accrued interest, or a total of $342,881 into 857,204 shares of the Company’s common stock at $0.40 per share, the market price on the date of conversion.

Common Stock Warrants

Warrants

There were no warrants issued during the nine months ended September 30, 2022 and the year ended December 31, 2021. The following table presents the stock warrant activity during the nine months ended September 30, 2022:

Weighted
		Weighted	Average
	Warrants	Average Exercise Price	Remaining Term
Outstanding - December 31, 2021	673	$15.00	0.21
Granted	-	-	-
Forfeited/expired	(673)	$15.00	-
Exercised	-	-	-
Outstanding September 30, 2022	-	$-	-

NOTE 7: SUBSEQUENT EVENTS

During October and November 2022, the Company borrowed a total of $2,040 in related party notes payable.

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

Our second process, called Pristine-M, is a low-cost coal dehydration technology. In tests, this process has succeeded in drying coal economically and stabilizing it using volatile matter released by the feed coal. Construction of our coal testing plant was completed in December 2015 and was successfully tested through April 2016 at AES Coal Power Utility in Oklahoma. Additional tests commenced and were completed in the fourth quarter of 2017. This test facility has been moved from AES to Wyoming where reassembly has commenced and testing of international coal is expected upon completion of the reassembly. Changes identified to the process by the University of Wyoming and our EPC contractors will be included in the reassembly and it is expected to provide a higher quality end product with a lower capital cost for a commercial unit. The reassembly was originally delayed due to the pandemic but has been more recently delayed as the company restructures its balance sheet and secures the necessary funding to complete the reassembly. This is expected to be completed no later than Q1 2023.

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

Pristine-M. Testing of the Pristine M process on Powder River Basin coal at the AES facility in Oklahoma was completed in December 2017. The Pristine M process was successfully tested and the process, engineering and science were independently proven. The test facility was moved from the AES location to Wyoming where reassembly commenced in Q4 2019 and testing of international coal is expected upon completion of reassembly. The reassembly was originally delayed due to the pandemic but has been more recently delayed as the company restructures its balance sheet and secures the necessary funding to complete the reassembly. This is expected to be completed no later than Q1 2023. Over several months in 2018 and early 2019 the University of Wyoming independently validated the Pristine M process in their laboratory. By coating the exterior of the coal during the stabilization period with heavy hydrocarbons the process produces dust free stabilized coal for transportation.

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

•

The Company has been engaged with AusTrade (The Australian Trade and Investment Commission) and through that relationship has partnered with three separate universities in Australia. Like the University of Wyoming these Universities have a focus on their local coal both from a beneficiation perspective and also extracting derivative by products from coal using our technology. The Company received full Australian patents in Q2, 2019 so the company plans to move forward with this relationship in Q1, 2023 following the assembly of the second-generation test facility.

•

The Company continues in discussions with the Minister for Coal in India and a number of the Energy governmental bodies in India. Coal samples are expected to be sent for testing once the Second Generation Test Facility is assembled which is expected in Q1, 2023 but subject to potential delays due to the current pandemic.

•

Meetings occurred in Q2, 2019 with the US DOE, DOD and Wyoming State Representatives to further our technology to benefit US coal. These discussions continue through November 2022 in light of the recent coal mining bankruptcies in Wyoming.

Employees

As of September 30, 2022, we had two full-time executives. President and CEO Robin Eves, Chief Operations Officer and Aiden Neary, Chief Financial Officer have written employment agreements. Messrs. Eves and Neary received no compensation for their participation on the Board of Directors.

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

Results of Operations

We had no direct revenues for the nine months ended September 30, 2022 or 2021. In 2017, we received $100,000 as a non-refundable deposit on a two million ton license agreement from Wyoming New Power, a related party. The definitive license agreement is expected to be completed in 2021 following the assembly of the second generation test facility.  In the year ended December 31, 2012, we received an initial license fee of $375,000 from Jindal paid pursuant to the signing of our coal testing plant construction contract. The balance of $375,000 will be due upon the successful testing of Jindal coal in our second generation test facility in Wyoming. We do not anticipate any significant royalty fees for approximately 12-18 months thereafter.

For the Three Months Ended September 30, 2022 and September 30, 2021

Revenues

We have generated no revenues for the three months ended September 30, 2022 and 2021.

Operating Expenses

Our operating expenses for the three months ended September 30, 2022 totaled $295,947, compared to $281,241 for the three month period in 2021. The primary component of the operating expenses for the three months ended September 30, 2022 and 2021 was general and administrative expenses, recognizing $292,947, compared to $277,954 for the three months ended September 30, 2021.

Other Income and Expenses

During the three months ended September 30, 2022, we recognized total other expense of $381,361 compared to total other expense of $792,237 for the three months ended September 30, 2021. The $410,876 decrease is mainly due to a $ 332,578 decrease in the fair value of convertible note options and a $78,298 decrease in interest expense compared to the 2021 period.

Net Income/Loss

For the three months ended September 30, 2022, we had net loss of $677,308, compared to a net loss of $1,073,478 for the three months ended September 30, 2021. The $396,170 decrease in net loss is mainly due to the $410,876 decrease in other expense, offset by the $14,706 increase in operating expenses, as discussed above.

For the Nine months ended September 30, 2022 and 2021

Revenues

We have generated no revenues for the nine months ended September 30, 2022 and 2021.

Operating Expenses

Our operating expenses for the nine months ended September 30, 2022 totaled $919,985 compared to $904,530 for the nine month period ended September 30, 2021. The primary component of the operating expenses for the nine months ended September 30, 2022 was general and administrative expenses, recognizing $910,400, compared to $894,651 for the nine months ended September 30, 2021. Research and development expenses decreased $294 during the nine months ended September 30, 2022 to $9,585, compared to $9,879 during the nine months ended September 30 2021.

Other Income and Expenses

During the nine months ended September 30, 2022, we recognized total other expense of $1,197,705, compared to $1,842,543 for the nine months ended September 30, 2021. Most of the $644,838 decrease is due to a $490,180 decrease in interest expense during the nine months ended September 30, 2022 due to lower amortization of debt discounts on convertible notes payable compared to the nine months ended September 30, 2021. Additionally, the loss on change in fair value of share settled debt decreased $156,643 during the nine months ended September 30, 2022, compared to the prior period. The Company also recognized a $2,585 gain on settlement of convertible notes payable and $600 in debt conversion and extension fees during the nine months ended September 30, 2021, there were no such expenses in 2022.

Net Income/Loss

For the nine months ended September 30, 2022, we had net loss of $2,117,690, compared to a net loss of $2,747,073 for the nine months ended September 30, 2021. The $629,383 decrease in net loss is mainly due to the $644,838 decrease in other expenses, partially offset by a $15,455 increase in loss from operations, as discussed above.

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

Liquidity and Capital Resources

We have generated minimal revenues since inception. We have obtained cash for operating expenses through advances and/or loans from affiliates and stockholders, the sale of common stock, the issuance of loans and convertible debentures

Net Cash Used in Operating Activities. Our primary source of operating cash during the nine months ended September 30, 2022 was borrowings on related party debt, third party debt and convertible debt. Our primary uses of funds in operations were the completion of the construction of the test facility including the testing of the plant, the payment of professional and consulting fees and general operating expenses.

Net cash used in operating activities was $418,843 for the nine months ended September 30, 2022, compared to $492,940 for the same period in 2021. The $74,097 decrease is mainly a result of a $629,383 decrease in net loss during the nine months ended September 30, 2022 compared to the 2021 period, as well as a $153,408 net increase in the payments of right to use assets, accounts payable and accrued expenses during the nine months ended September 30, 2022 compared to the 2021 period. These decrease in net loss and decreases in the net changes of operating liabilities are partially offset by a $708,694 decrease in non-cash expense adjustments such as debt discount amortization, lease asset amortization, loan extension fees and changes in fair value of share-settled debt.

Net Cash Used In Investing Activities. There were no investing activities during the nine months ended September 30, 2022 or 2021.

Net Cash Provided by Financing Activities. Net cash provided by financing activities during the nine months ended September 30, 2022 totaled $418,866, compared to $490,170 during the nine months ended September 30, 2021. During the nine months ended September 30, 2022 and 2021, we received $428,866 and $471,570 from the issuance of notes payable to a related party, and $0 and $18,600 from the issuance of convertible notes payable to a related party, respectively. We repaid $10,000 and $0 in related party debt during the nine months ended September 30, 2022 and 2021, respectively.

Cash Position and Outstanding Indebtedness

At September 30, 2022, we had $20,785 in total assets, consisting of $1,785 in cash and $19,000 in right to use ground lease. We had $30,342,860 in liabilities at September 30, 2022 which consist of $30,294,570 in current liabilities and $48,290 in long-term liabilities. Current liabilities consist primarily of accounts payable, accrued liabilities, short-term convertible and non-convertible debt and related party convertible and non-convertible debt.

At December 31, 2021, we had total assets of $29,762, consisting of cash of $1,762 and right to use ground lease of $28,000, We had $28,577,028 in liabilities at September 30, 2022, which consisted of $28,483,101 in current liabilities and $93,927 in long-term liabilities. Current liabilities consist primarily of accounts payable, accrued liabilities, short-term convertible and non-convertible debt and related party convertible and non-convertible debt.

Our working capital deficit at September 30, 2022 and December 31, 2021 was $30,292,785 and $28,481,339, respectively.

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

Construction of the coal testing plant was completed in 2015 and testing commenced in December 2015 at the AES Coal Power Utility in Oklahoma. As of September 30, 2022, we have paid $11,244,224 in development costs. The facility was moved to Wyoming in the first quarter of 2019. We anticipate that there will be an additional cost of approximately $4.5 million to acquire the additional parts for the second generation test facility and for its assembly.

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

ITEM 4. CONTROLS AND PROCEDURES

As of September 30, 2022, we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Exchange Act Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended. Based on this evaluation, management concluded that our financial disclosure controls and procedures were not effective due to our limited internal resources and lack of ability to have multiple levels of transaction review. There is a lack of appropriate segregation of duties within the Company, no control documentation being produced, and no one to review control documentation if it was being produced. As of September 30, 2022, we had two full time officers of the company.

There were no changes in internal control over financial reporting that occurred during the period covered by this report that have materially affected, or are reasonably likely to materially effect, our internal controls and procedures. We do not expect to implement any changes to our controls and procedures until there is a significant change in our operations or capital resources.

PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

As part of the separation agreement with Mr. Ponce de Leon, the ex COO of the Company, the Company agreed to pay him his accrued salary of $1,226,711 within two years but agreed to pay him $200,000 by November 2015 out of revenues earned. As the Company did not earn revenue in 2015 and as at December 2017 has still not earned revenue, the obligation to Mr. Ponce de Leon is currently in default. It is the Company’s intention to pay Mr. Ponce de Leon immediately upon receiving revenue including any interest that has been accrued. As of September 30, 2022, the Company has accrued a total of $1,864,599 in accrued salary and interest.

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

Clean Coal Technologies

Date: November 17, 2022	By:	/s/ Aiden Neary
Aiden Neary
Chief Financial Officer