Form 10-K
period 2022-12-31
Clean Coal Technologies Inc.
filed 2023-04-17
CIK 1445109

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the year ended: December 31, 2022

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

If an emerging growth company, indicate by check mark if the registrant has elected to not use the extended transition period for complying with any new or revisited financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. Yes ☐ No ☒

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☐

If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐

Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive oﬃcers during the relevant recovery period pursuant to §240.10D-1(b). ☐

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant’s most recently completed second quarter.

The market value of the voting and non-voting common stock is $1,701,217 based on 3,698,298 shares held by non-affiliates. The shares were valued at $0.46 per share, that being the closing price on June 30, 2022, the last business day of the registrant’s most recently completed second quarter.

As of December 31, 2022 the total number of outstanding common shares was 5,002,325 and as of April 15, 2023 the total number was 81,937,325.

Documents Incorporated by Reference

None.

CLEAN COAL TECHNOLOGIES, INC.

2022 ANNUAL REPORT ON FORM 10-K

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

Our second process, called Pristine-M, is a low-cost coal dehydration technology. In tests, this process has succeeded in drying coal economically and stabilizing it using volatile matter released by the feed coal. Construction of our coal testing plant was completed in December 2015 and was successfully tested through April 2016 at AES Coal Power Utility in Oklahoma. Additional tests commenced and were completed in the fourth quarter of 2017. This test facility has been moved from AES to Wyoming where reassembly has commenced and testing of international coal is expected upon completion of the reassembly. Changes identified to the process by the University of Wyoming and our EPC contractors will be included in the reassembly and it is expected to provide a higher quality end product with a lower capital cost for a commercial unit. The reassembly was delayed due to the pandemic but is expected to be completed in Q3 2023.

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

Pristine-M. Testing of the Pristine M process on Powder River Basin coal at the AES facility in Oklahoma was completed in December 2017. The Pristine M process was successfully tested and the process, engineering and science were independently proven. The test facility was moved from the AES location to Wyoming where reassembly commenced in Q4 2019 and testing of international coal is expected upon completion of reassembly. The reassembly was delayed due to the pandemic but it is expected to be completed in Q3 2023. Over several months in 2018 and early 2019 the University of Wyoming independently validated the Pristine M process in their laboratory. By coating the exterior of the coal during the stabilization period with heavy hydrocarbons the process produces dust free stabilized coal for transportation.

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

•

The Company entered into a partnership with the University of Wyoming with the sole focus of using our suite of technologies to increase the use of and value of Wyoming Powder River Basin coal. Primary focus is on utilizing our technology to extract valuable derivative products from coal. Changes to the process have been identified by the University and the company EPC engineers and will be incorporated in the reassembly of the facility in Wyoming. The University confirmed in Q2, 2019 that they had successfully validated the Pristine M process in their laboratory and as a result entered into an agreement with the Company. The agreement between the University and the Company is for the reassembly of the second generation test facility. The University will advance to the EPC contractor on a two to one basis. As of the date of this filing the University has advanced a total of approx. $1,300,000 directly to the manufacturer of the Rotary Kiln. The company has recognized in its accounts a payable due to the University of Wyoming of $1,000,000 which will be part of a co-share use of the kiln. The kiln and all its relevant control panels was delivered to our site at Gillette, Wyoming in June 2020.

•

The Company has been engaged with AusTrade (The Australian Trade and Investment Commission) and through that relationship has partnered with three separate universities in Australia. Like the University of Wyoming these Universities have a focus on their local coal both from a beneficiation perspective and also extracting derivative by products from coal using our technology. The Company received full Australian patents in Q2, 2019 so the company plans to move forward with this relationship in Q3, 2023 following the assembly of the second-generation test facility.

•

The Company continues in discussions with the Minister for Coal in India and a number of the Energy governmental bodies in India. Coal samples are expected to be sent for testing once the Second Generation Test Facility is assembled which is expected in Q3, 2023 but subject to potential delays due to the current pandemic.

•

Meetings occurred in Q2, 2019 with the US DOE, DOD and Wyoming State Representatives to further our technology to benefit US coal. These discussions continue through March 2023 in light of coal mining bankruptcies in Wyoming.

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

Our technology has been tested and proven under laboratory and pilot scale conditions in Pittsburg, PA, and the results studied by LEIDOS (previously SAIC) as well as certain potential strategic partners as part of their due diligence on CCTI and the CCTI technology. To date, testing of about 40 coal types from all over the world has been completed. We have also benchmarked our technology against the Carnegie Mellon simulation model with excellent results. Testing has shown no evidence of coal dusting, self-combustion, moisture re-absorption, or other technical concerns that might hinder commercialization. We have successfully tested Powder River Basin coal at out testing facility at AES Oklahoma. The test facility was moved to Wyoming where assembly completion of the second generation test facility is expected in the third quarter of 2023.

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

Potential tax benefits: This will be clearer under the new US Administration and the new laws being passed.

Competition

At this filing, the coal upgrade industry globally, excluding coking processes, remains in its infancy. The penetration rate of technologies focused on de-watering coal is well under 1% based on annual production of thermal coals measured in the billions of tons. There are numerous competitors in the pre-combustion, upgrade segment but many of these have failed, are inactive, or in pilot mode. The Company believes that given its successful testing of its Pristine M process it will be able to enjoy early-mover advantage in 2023.

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

Research and Development

In association with our engineering consultants and the University of Wyoming we have identified a number of changes to the original test facility. While our budget does not currently allow us to allocate a specific funding for Research and Development (“R&D”), we will incorporate these changes to the assembly of the second generation test facility in Wyoming in the third quarter of 2023 During 2011 we invented the new Pristine M technology which following its successful testing in 2016 and 2017 we believe has already put us at the forefront of the global moisture removal technologies. The second generation test facility is expected to enable the extraction of coal by-products and potentially Rare Earth Minerals for testing and research in partnership with the University of Wyoming.

In the future, we anticipate a growing R&D budget that seeks to fully develop the potential of our three main processes. We will continue to evaluate our progress in new and existing technologies and will seek to fund additional needs as they arise.

Employees

As of December 31, 2022, we had two full-time executives, President and CEO Robin Eves, Chief Operations Officer and Chief Financial Officer, Aiden Neary, who both have written employment agreements. Messrs. Eves and Neary received no compensation for their participation on the Board of Directors.

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

We have received only limited licensing revenues from operations to date. We have generated operational funding in fiscal 2022 from private debt and equity offerings to use for operating expenses or research and development. Since inception, we have been able to cover our operating losses from debt and equity financing. These sources of funds may not be available to cover future operating losses. If we are not able to obtain adequate sources of funds to operate our business we may not be able to continue as a going concern.

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

We have incurred net losses since inception. The net losses to date include large non-cash expenses recorded for share-based compensation for consultants and officer compensation. However, in addition to the non-cash expenses, we had other operating expenses, funded in large part through loans from existing shareholders. In order to meet our current operating budget and anticipated contractual obligations, we estimate that we will need an additional $5,000,000 for 2023 based on our current contractual obligations. At December 31, 2022, we had no cash and total liabilities of $31,482,738. If we cannot obtain adequate financing from new funding sources, we will be unable to continue operations or meet our contractual obligations.

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

Covid-19 had a negative impact on our funding ability through 2022. There is no assurance that future funding requirements will not be impacted by the continuation of this pandemic.

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

Quarter Ended	Low	High
31-Dec-22	$0.23	$0.399
30-Sep-22	$0.351	$0.351
30-Jun-22	$0.390	$0.460
31-Mar-22	$0.450	$0.520
31-Dec-21	$0.260	$0.359
30-Sep-21	$0.520	$0.650
30-Jun-21	$0.650	$0.790
31-Mar-21	$0.850	$0.900

The closing price of our common stock as quoted on the OTC Markets on April 14, 2023 was $0.30 per share. As of April 14, 2023, there were approximately 2,223 holders of record of our common stock and 81,937,325 shares of common stock outstanding based on information provided by our transfer agent, Worldwide Stock Transfer, LLC.

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

Issuer Purchases of Equity Securities

During the year ended December 31, 2022, we did not purchase any of our own equity securities.

Recent Issues and Sales of Unregistered Securities

During July 2022, the Company effectuated a 1-for-100 share reverse split of its common stock. All references to the Company’s common stock throughout the financial statements and notes thereto have been adjusted to retroactively reflect the effect of the reverse split. The total number of common shares issued and outstanding as of December 31, 2022 was 5,002,325.

The above securities were issued in reliance on the exemption from registration pursuant to Section 4(2) of the Securities Act of 1933, as amended, and the regulations promulgated thereunder. The issuances were for investment received, the transactions were privately negotiated and none involved any kind of public solicitation.

Issued for Convertible Debt

During the year ended December 31, 2022, Clean Coal issued 857,204 common shares for convertible notes payable, accrued interest and fees valued at $342,881.

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

Our second process, called Pristine-M, is a low-cost coal dehydration technology. In tests, this process has succeeded in drying coal economically and stabilizing it using volatile matter released by the feed coal. Construction of our coal testing plant was completed in December 2015 and was successfully tested through April 2016 at AES Coal Power Utility in Oklahoma. Additional tests commenced and were completed in the fourth quarter of 2017. This test facility has been moved from AES to Wyoming where reassembly has commenced and testing of international coal is expected upon completion of the reassembly. Changes identified to the process by the University of Wyoming and our EPC contractors will be included in the reassembly and it is expected to provide a higher quality end product with a lower capital cost for a commercial unit. The reassembly is expected to be completed no later than Q3 2023.

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

Pristine-M. Testing of the Pristine M process on Powder River Basin coal at the AES facility in Oklahoma was completed in December 2017. The Pristine M process was successfully tested and the process, engineering and science were independently proven. The test facility was moved from the AES location to Wyoming where reassembly commenced in Q4 2019 and testing of international coal is expected upon completion of reassembly. The reassembly was delayed due to the pandemic but it is expected to be completed in Q3 2023. Over several months in 2018 and early 2019 the University of Wyoming independently validated the Pristine M process in their laboratory. By coating the exterior of the coal during the stabilization period with heavy hydrocarbons the process produces dust free stabilized coal for transportation.

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

•

The Company entered into a partnership with the University of Wyoming with the sole focus of using our suite of technologies to increase the use of and value of Wyoming Powder River Basin coal. Primary focus is on utilizing our technology to extract valuable derivative products from coal. Changes to the process have been identified by the University and the company EPC engineers and will be incorporated in the reassembly of the facility in Wyoming. The University confirmed in Q2, 2019 that they had successfully validated the Pristine M process in their laboratory and as a result entered into an agreement with the Company. The agreement between the University and the Company is for the reassembly of the second generation test facility. The University will advance to the EPC contractor on a two to one basis. As of the date of this filing the University has advanced a total of approx. $1,300,000 directly to the manufacturer of the Rotary Kiln. The company has booked a payable to the University of Wyoming of $1,000,000 and it will be part of a co-share use of the Kiln going forward. The kiln and all its relevant control panels was delivered to our site at Gillette, Wyoming in June 2020.

•

The Company has been engaged with AusTrade (The Australian Trade and Investment Commission) and through that relationship has partnered with three separate universities in Australia. Like the University of Wyoming these Universities have a focus on their local coal both from a beneficiation perspective and also extracting derivative by products from coal using our technology. The Company received full Australian patents in Q2, 2019 so the company plans to move forward with this relationship in Q3, 2023 following the assembly of the second-generation test facility.

•

The Company continues in discussions with the Minister for Coal in India and a number of the Energy governmental bodies in India. Coal samples are expected to be sent for testing once the Second Generation Test Facility is assembled which is expected in Q3, 2023 but subject to potential delays due to the current pandemic.

•	Meetings occurred in Q2, 2019 with the US DOE, DOD and Wyoming State Representatives to further our technology to benefit US coal. These discussions continue through April 2023.

Employees

As of December 31, 2022, we had two full-time executives. President and CEO Robin Eves, Chief Operations Officer and Aiden Neary, Chief Financial Officer have written employment agreements. Messrs. Eves and Neary received no compensation for their participation on the Board of Directors.

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

Results of Operations

The following information should be read in conjunction with the financial statements and notes appearing elsewhere in this Report. We have generated limited revenues from inception to date. We anticipate that we may not receive any significant revenues from operations until we begin to receive royalty revenues from our coal testing plant which we estimate will be approximately 12 months after the successful signing of a commercial agreement anticipated in quarter three of fiscal 2023. We are also in preliminary discussions with companies, business groups, consortiums in the USA and Asia to license our technology, which, if successful, could realize limited short-term revenue opportunities from the signing of technology licensing agreements.

For the Years Ended December 31, 2022 and 2021.

We had no direct revenues for the years ended December 31, 2022 and 2021. In the fourth quarter of 2017 we received $100,000 as a non- refundable deposit on a two million ton license agreement from Wyoming New Power, a related party. The definitive license agreement is expected to be completed in 2020 following the assembly of the second generation test facility. In the year ended December 31, 2012, we have received an initial license fee of $375,000 from Jindal paid pursuant to the signing of our coal testing plant construction contract. The balance of $375,000 will be due upon the successful testing of Jindal coal in our second generation test facility in Wyoming. We do not anticipate any significant royalty fees for approximately 12-18 months thereafter.

Operating Expenses

Our operating expenses for the year ended December 31, 2022 totaled $1,234,896 compared to $3,583,151 for the prior year. The $2,348,255 decrease is mainly due to a $2,350,254 decrease in general and administrative expenses and a $586 decrease in research and development expenses, partially offset by a $2,585 decrease in gains on forgiveness of accounts payable.

Other Income and Expenses

Total other expenses for the year ended December 31, 2022 were $2,027,457, compared to $1,902,178 for the year ended December 31, 2021. Other expenses consists of $1,497,279 in interest expense on convertible debt and related amortization of debt discounts and $530,178 in fair value losses as a result of conversion options on convertible debt. During the year ended December 31, 2021, we recognized $2,052,722 in interest expense, $600 in debt default and standstill expenses related to convertible notes payable and $151,144 in fair value gains as a result of conversion options on convertible debt.

Net Income/Loss

For the year ended December 31, 2022, we recognized a net loss of $3,262,353, compared to a net loss of $5,485,329 for the year ended December 31, 2021. As discussed above, the net losses for 2022 and 2021 are due to the $1,234,896 and $3,583,151 in operating expenses and $2,027,457 and $1,902,178 in other expenses, respectively.

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

Net Cash Used in Operating Activities.

During the years ended December 31, 2022 and 2021, we used $422,100 and $636,121 in cash from operations, mainly due to the net losses discussed above, net of non-cash operating expenses of 584,030 and $513,671 in 2022 and 2021, respectively. Our primary uses of funds in operations were payments made to our consultants and employees, legal and professional costs as well as travel and office expenses.

Net Cash Provided By Investing Activities.

We had no cash flows from investing activities in 2022 and 2021.

Net Cash Provided by Financing Activities.

Net cash provided by financing activities during the years ended December 31, 2022 and 2021 totaled $420,338 and 633,680, respectively. We received $430,736 and $625,080 in cash from the issuance of notes payable to related parties and $0 and $18,600 in cash from the issuance of convertible debt from related parties during the years ended December 31, 2022 and 2021, respectively. We repaid $10,400 and 10,000 on notes payable to related parties during the years ended December 31, 2022 and 2021, respectively.

Cash Position and Outstanding Indebtedness.

Our total indebtedness at December 31, 2022 and 2021 was $31,482,738 and $28,577,028, respectively, which consists of $31,464,138 and $28,483,101 of current liabilities and $18,600 and $93,927 of long-term debt, respectively. Current liabilities consist primarily of accounts payable, accounts payable to related parties, short-term debt, related party convertible debt and accrued liabilities. At December 31, 2022 we had no current assets, at December 31, 2021, our current assets was cash totaling $1,762. Our working capital deficit at December 31, 2022 and 2021 was $31,464,138 and $28,481,339, respectively.

Employees

As of December 31, 2022, we have two full-time executives, President and CEO Robin Eves and Chief Operations Officer and Chief Financial Officer Aiden Neary, who have written employment agreements. Mr. Eves and Neary received no compensation for their participation on the Board of Directors.

On July 1, 2020, we entered into two year employment agreements with Robin Eves as President and Chief Executive Officer and Aiden Neary as Chief Operating Officer, Chief Financial Officer and director. Mr. Eves receives an annual salary of $525,000. Mr. Neary receives an annual salary of $500,000. This contract was automatically renewed under the same terms for another two years.

The terms of the agreements described above were negotiated by and between the individuals and our Board of Directors based on the qualifications and requirements of each individual and the needs of the company.

Contractual Obligations and Commitments

We secured a permanent location in Gillette, Wyoming for our test facility. The term of the lease is three years commencing June 2021 and calls for rent of $36,000, prepaid. We are currently negotiating an additional three year lease under the same terms and conditions.

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

Construction of the coal testing plant was completed in 2015 and testing commenced in December 2015 at the AES Coal Power Utility in Oklahoma. As of December 31, 2022, we have paid $11,250,224 in development costs. The facility was moved to Wyoming in the first quarter of 2019. We anticipate that there will be an additional cost of approximately $4 million to acquire the additional parts for the second generation test facility and for its assembly.

Based on our current operational costs and including the capital requirements for our project deployments, we estimate that we will need a total of approximately $5,000,000 to fund the Company for the fiscal year 2023 for plant re-assembly and operating costs of an additional $4,000,000 to continue for the following fiscal year (2024) or until an initial commercial plant is operational.

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

FINANCIAL STATEMENTS INDEX

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Shareholders and Board of Directors of

Clean Coal Technologies, Inc.

Opinion on the Financial Statements

We have audited the accompanying balance sheets of Clean Coal Technologies, Inc. (the “Company”) as of December 31, 2022 and 2021, and the related statements of operations, stockholders’ deficit, and cash flows for the years then ended, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2022 and 2021, and the results of its operations and its cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

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

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly, we express no such opinion.

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

Houston, Texas

April 17, 2023

Clean Coal Technologies, Inc.

Balance Sheets

	December 31,
	2022	2021
ASSETS

Current Assets
Cash	$-	$1,762
Total Current Assets	-	1,762

Right to use ground lease, net of accumulated amortization of $20,000 and $44,000, respectively	16,000	28,000

Total Assets	$16,000	$29,762

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current Liabilities
Accounts payable and cash overdraft	$2,055,144	$2,045,767
Accrued liabilities	15,853,992	13,647,445
Customer deposit – related party	100,000	100,000
Notes payable – related parties	1,635,986	1,518,230
Notes payable	413,185	413,185
Convertible debt, net of unamortized discounts	1,549,707	1,019,529
Convertible debt, net of unamortized discounts – related party	9,856,124	9,738,945
Total Current Liabilities	31,464,138	28,483,101

Long-Term Liabilities
Convertible debt, net of unamortized discounts – related party	18,600	93,927
Total Liabilities	31,482,738	28,577,028

Stockholders’ Deficit
Common stock, $0.00001 par value 500,000,000 shares authorized, 5,002,325 and 4,142,796 shares issued and outstanding, respectively	50	42
Additional paid-in capital	262,607,277	262,264,404
Accumulated deficit	(294,074,065)	(290,811,712)
Total Stockholders’ Deficit	(31,466,738)	(28,547,266)
Total Liabilities and Stockholders’ Deficit	$16,000	$29,762

The accompanying notes are an integral part of these financial statements.

Clean Coal Technologies, Inc.

Statements of Operations

	Years Ended
	December 31,
	2022	2021

Operating Expenses:
General and administrative	$1,222,311	$3,572,565
Gain on settlement of accounts payable	-	(2,585)
Research and development	12,585	13,171

Loss from Operations	(1,234,896)	(3,583,151)

Other Income (Expenses):

Interest expense	(1,497,279)	(2,052,722)
Change in fair value of share-settled debt	(530,178)	151,144
Debt default, standstill, settlement and transfer expenses	-	(600)
Total Other Income (Expenses)	(2,027,457)	(1,902,178)

Net (loss)	$(3,262,353)	$(5,485,329)

Net (loss) per share basic and diluted	$(0.69)	$(1.43)

Weighted average common shares outstanding basic and diluted	4,732,247	3,823,640

The accompanying notes are an integral part of these financial statements.

Clean Coal Technologies, Inc.

Statements of Changes in Stockholders’ Deficit

Years Ended December 31, 2022 and 2021

			Additional		Stockholders’
	Common Stock		Paid-In	Accumulated	Equity
	Shares	Amount	Capital	Deficit	(Deficit)
Balances at December 31, 2020	3,370,857	34	261,810,437	(285,326,383)	(23,515,912)
Common stock issued for conversion of notes payable and accrued interest	817,109	8	453,967	-	453,975
Common stock issued for services returned and cancelled	(45,170)	-	-	-	-
Net loss	-	-	-	(5,485,329)	(5,485,329)
Balances at December 31, 2021	4,142,796	42	262,264,404	(290,811,712)	(28,547,266)
Common stock issued for conversion of notes payable and accrued interest	857,204	8	342,873	-	342,881
Common stock split adjustment	2,325	-	-	-	-
Net loss	-	-	-	(3,262,353)	(3,262,353)
Balances at December 31, 2022	5,002,325	$50	$262,607,277	$(294,074,065)	$(31,466,738)

The accompanying notes are an integral part of these financial statements.

Clean Coal Technologies, Inc.

Statements of Cash Flows

	Years Ended
	December 31,
	2022	2021
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(3,262,353)	$(5,485,329)
Adjustment to reconcile net loss to net cash used in operating activities:
Amortization of debt discounts	41,852	654,800
Amortization of lease asset	12,000	12,000
Change in fair value of share-settled debt	530,178	(151,144)
Debt conversion and extension expense	-	600
Gain on settlement of accounts payable	-	(2,585)
Changes in operating assets and liabilities:
Prepayment of right of use asset	-	(36,000)
Increase in accounts payable	9,375	145,128
Increase in accrued expenses	2,246,848	4,226,409
Net Cash Used in Operating Activities	(422,100)	(636,121)

CASH FLOWS FROM FINANCING ACTIVITIES:
Cash overdraft	2	-
Borrowings on convertible debt, net of original issue discounts – related party	-	18,600
Borrowings on related party debt	430,736	625,080
Payments on related party debt	(10,400)	(10,000)
Net Cash Provided by Financing Activities	420,338	633,680

NET CHANGE IN CASH	(1,762)	(2,441)
CASH - beginning of period	1,762	4,203
CASH - end of period	$-	$1,762

The accompanying notes are an integral part of these unaudited financial statements.

Clean Coal Technologies, Inc.

Statements of Cash Flows

(Continued)

	Years Ended
	December 31,
	2022	2021

SUPPLEMENTAL DISCLOSURES:
Cash paid for interest	$-	$-
Cash paid for income taxes	$-	$-

NON-CASH INVESTING AND FINANCING ACTIVITIES:
Common stock issued for conversion of debt and accrued interest	$342,881	$453,975
Note payable, related party, issued for convertible debt and accrued interest	$-	$115,000
Common shares returned and cancelled	$-	$45

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

NOTE 2: SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Accounting Methods

The Company’s financial statements are prepared using the accrual method in accordance with Generally Accepted Accounting Principles in the United State of America (“GAAP”). Certain amounts have been reclassified to conform to the current period’s presentation including Notes payable; Notes payable – related parties; short-and long-term Convertible debt, net of unamortized discounts; short and long term Convertible debt, net of unamortized discounts – related party.

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

During 2012, the Company granted a 25-year technology license agreement for a one-time license fee of $750,000. The first installment of the license fee of $375,000 has been collected pursuant to the signing of a coal testing plant construction contract and the balance of $375,000 will be due upon the successful testing of the coal testing plant, estimated sometime in fiscal 2020. In addition, under the technology license agreement, the Company will receive an on-going royalty fee of $1 per metric ton on all coal processed using the technology, up to $4,000,000 per annum. No revenue has been earned in 2022 or 2021.

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

The Company preformed a 1:100 stock split in July 2022.

The calculation of basic and diluted net loss per share for the years ended December 31, 2022 and 2021 are as follows:

	2022	2021
Basic Net Loss Per Share:
Numerator:
Net loss	$(3,262,353)	$(5,485,329)
Denominator:
Weighted-average common shares outstanding	4,732,247	3,823,640

Basic net loss per share	$(0.69)	$(1.43)

Diluted Net Loss Per Share:
Numerator:
Net loss	$(3,262,353)	$(5,485,329)
Diluted net loss	$(3,262,353)	$(5,485,329)
Denominator:
Weighted-average common shares outstanding	4,732,247	3,823,640
Common stock warrants	-	-
Convertible debt	-	-
Weighted average shares used in computing diluted net loss per share	4,732,247	3,823,640

Diluted net loss per share	$(0.69)	$(1.43)

The following table summarizes the potential shares of common stock that were excluded from the computation of diluted net loss per share for the years ended December 31, 2022 and 2021 as such shares would have had an anti-dilutive effect:

	2022	2021
Common stock warrants	-	673
Convertible notes payable	4,435,153	5,125,259
Total	4,435,153	5,125,932

Cash and Cash Equivalents

Clean Coal considers all highly liquid investments with an original maturity of three months or less to be cash equivalents for purposes of preparing its Statements of Cash Flows. There are no cash equivalents at December 31 2022 and 2021.

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

Net deferred tax assets consist of the following components as of December 31, 2022 and 2021:

	2022	2021
Deferred tax assets:
Net operating loss carryforward	$10,569,983	$10,005,075
Valuation allowance	(10,569,983)	(10,005,075)
	$-	$-

The federal income tax provision differs from the amount of income tax determined by applying the U.S. federal income tax rate of 21% to pretax income from continuing operations for the years ended December 31, 2022 and 2021 due to the following:

	2022	2021
Pre-tax book loss	$(685,094)	$(1,151,919)
Meals	59	95
Change in fair value of shares settled debt	111,337	(31,740)
Debt discount amortization	8,789	137,508
Accrued wages	186,835	-
Valuation allowance	378,074	1,046,056
	$-	$-

The Company had net operating losses of approximately $49,443,565 that begin to expire in 2030. Due to the change in ownership provisions of the Tax Reform Act of 1986, net operating loss carryforwards for Federal income tax reporting purposes are subject to annual limitations. Should a change in ownership occur, net operating loss carryforwards may be limited as to use in future years. In accordance with the statute of limitations for federal tax returns, the Company’s federal tax returns for the years 2018 through 2021 are subject to examination.

Property and Equipment

Property and equipment consists of furniture and fixtures and computer equipment, recorded at cost, depreciated upon placement in service over estimated useful lives ranging from three to five years on a straight-line basis. As of December 31, 2022 and 2021, Clean Coal had property and equipment with no net book value. Expenditures for normal repairs and maintenance are charged to expense as incurred.

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

Research and Development Costs

Research and development expenses include salaries, related employee expenses, research expenses and consulting fees. All costs for research and development activities are expensed as incurred. Clean Coal expenses the costs of licenses of patents and the prosecution of patents until the issuance of such patents and the commercialization of related products is reasonably assured. During the years ended December 31, 2022 and 2021, the Company recognized $12,585 and $13,171 of research and development costs, respectively.

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

December 31, 2022
	Quoted Prices in Active Markets for Identical Liabilities	Significant Other Observable Inputs	Significant Unobservable Inputs
	(Level 1)	(Level 2)	(Level 3)	Total
Liabilities:
Convertible notes	$1,549,707	$-	$-	$1,549,707
Total	$1,549,707	$-	$-	$1,549,707

December 31, 2021
	Quoted Prices in Active Markets for Identical Liabilities	Significant Other Observable Inputs	Significant Unobservable Inputs
	(Level 1)	(Level 2)	(Level 3)	Total
Liabilities:
Convertible notes	$1,019,529	$-	$-	$1,019,529
Total	$1,019,529	$-	$-	$1,019,529

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

Other accounting standards that have been issued by the FASB or other standards-setting bodies are not currently expected to have a material effect on the Company’s consolidated financial position, results of operations or cash flows.

NOTE 3: GOING CONCERN

The accompanying financial statements have been prepared on a going concern basis of accounting which contemplates continuity of operations, realization of assets, liabilities, and commitments in the normal course of business. The accompanying financial statements do not reflect any adjustments that might result if Clean Coal is unable to continue as a going concern. Clean Coal has a working capital deficit as of December 31, 2022 and has generated recurring net losses since inception. Management believes Clean Coal will need to raise capital in order to operate over the next 12 months.

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

NOTE 4: RELATED PARTY TRANSACTIONS

Wages and bonus payable to related parties

Accruals for salary and bonuses to officers and directors are included in accrued liabilities in the balance sheets and totaled $7,543,255 and $6,653,566 as of December 31, 2022 and 2021, respectively. As part of the separation agreement with Mr. Ponce de Leon, the Company agreed to pay him all his accrued salary within two years but agreed to pay him $200,000 by November 2015 out of revenues earned. As the Company did not earn revenue in 2015 and as of December 31, 2022 has still not earned revenue, the obligation to Mr. Ponce de Leon of $1,889,133 is currently in default and the amount includes $662,419 in accrued interest. It is the Company’s intention to pay Mr. Ponce de Leon immediately upon receiving revenue.

Nonconvertible Debt

During the years ended December 31, 2022 and 2021, the Company borrowed a total of $430,736 and $625,050 and repaid $10,000 and $10,000 in cash to an entity controlled and owned by a significant shareholder of the Company (“Related Party Note Holder”), respectively. During April 2022, the Related Party Note Holder elected to convert $302,580 in principal and $40,301 in accrued interest, or a total of $342,881 into 857,204 shares of the Company’s common stock at $0.40 per share, the market price on the date of conversion. During September 2021, the Related Party Note Holder purchased a third-party convertible note and accrued interest for $115,000, replacing it with a new, non-convertible note. The notes are unsecured, due on demand and accrued interest at 12% per annum. As of December 31, 2022 and 2021, the balance on the borrowings was $847,786 and $730,050, respectively.

As of December 31, 2022 and 2021, the Company had outstanding notes payable to affiliates of the Company of $705,000 and $705,000, respectively. These notes payable of the Company are unsecured, bear no interest and are due on demand.

During the years ended December 31, 2022 and 2021, the Company received $420 and $30 from related party advances, respectively. The Company repaid $400 and $0 on these advances during the years ended December 31, 2022 and 2021, respectively. The advances are unsecured, bear no interest and are due on demand. As of December 31, 2022 and 2021, the Company had outstanding advances payable to an officer of the Company of $83,200 and $83,180, respectively.

Convertible Debt

During the years ended December 31, 2022 and 2021, the Company borrowed an aggregate of $0 and $18,600, respectively, under convertible notes payable. The convertible notes are secured by assets and the common stock of the Company, bear interest at 12% per annum, are convertible into shares of the Company’s common stock at $6.00 per share and are due three years from the dates of issuance.

As of December 31, 2022 and 2021, the Company had outstanding short-term convertible notes payable of $9,856,124 and $9,779,145, net of unamortized discounts of $0 and $40,200, respectively. As of December 31, 2022 and 2021, there were outstanding long-term convertible notes payable totaling $18,600 and $95,590, net of unamortized discounts of $0 and $1,663, respectively. The convertible notes payable mature(d) between November 2018 and February 2024 and are convertible at $6.00 per share, which, occasionally has been a discount to the market price on the dates of issuance. Amortization expense related to debt discounts on convertible debt for the years ended December 31, 2022 and 2021 was $41,852 and $530,348, respectively. As of December 31, 2022 and 2021, $9,778,799 and $9,436,845 in convertible notes are past due, respectively.

Outstanding notes payable and convertible notes payable to related parties consisted of the following as of December 31, 2022 and 2021:

	December 31,
Name	2022	2021
Convertible Debt:
Convertible notes payable, interest at 12%, convertible at $8.00 per share, unsecured, due May 25, 2019	$1,202,566	$1,202,566
Convertible note payable, interest at 12%, convertible at $12.00 per share, unsecured, due between May 25, 2019 and August 1, 2019	1,630,073	1,630,073
Convertible notes payable, interest at 12%, convertible at $15.00 per share, unsecured, due between May 25, 2019 and March 31, 2020	1,799,742	1,799,742
Convertible notes payable, interest at 12%, convertible at $6.00 per share, unsecured, due between April 20, 2020 and February 2, 2024	5,242,343	5,242,354
Total	9,874,724	9,874,735
Less: short-term debt	(9,856,124)	(9,779,145)
Total long-term debt	18,600	95,590
Less: unamortized discounts	-	(1,663)
Net long-term debt	$18,600	$93,927

Nonconvertible Debt:
Notes payable, no interest, unsecured, due upon demand	$1,635,986	$1,518,230
Total	$1,635,986	$1,518,230

Principal payments on convertible debt to related parties for each of the following five years is as follows:

2023	$9,856,124
2024	18,600
2025	-
2026	-
2027	-
Thereafter	-
Total	$9,874,724

Common Stock Issued to Related Parties

During April 2022, the Related Party Note Holder elected to convert $302,580 in principal and $40,301 in accrued interest, or a total of $342,881 into 857,204 shares of the Company’s common stock at $0.40 per share, the market price on the date of conversion.

During March 2021, an officer and director of the Company agreed to return and retire 45,170 shares of common stock previously issued for common stock compensation.

Non-Binding License Agreement – Related Party

During July 2017, the Company entered into a non-binding agreement to explore the opportunity of engaging in a license of Clean Coal Pristine M technology. As part of the non-binding agreement, in September 2017, the Company received a non-refundable deposit of $100,000, subject to application to any future license agreement, from Wyoming New Power. The license agreement is for two million tons per annum. The remainder of the license fee will be due upon the signing of a definitive license agreement expected in 2023. Wyoming New Power is a related party because it is controlled by an entity that has a significant interest in Clean Coal Technologies, Inc.

NOTE 5: DEBT

Notes Payable

As of December 31, 2022 and 2021, the Company had outstanding notes payable to former affiliates of the Company of $413,185 and $413,185, respectively. The notes payable are unsecured, bear no interest and are due on demand.

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

During May 2019, the Company issued a convertible note payable in the amount of $262,500, due in one-year, original issuance discount of $12,500, accrues interest at the default rate of 16% per annum, unsecured and convertible into shares of the Company’s common stock at a discount of 65% of the lowest trading price for the Company’s common stock during the ten trading days immediately preceding the conversion. As of December 31, 2022 and 2021, the balance on the convertible note payable was $85,302 and $53,514, respectively. The fair value of the discount conversion feature on the remaining principal balance was $53,243 as of December 31, 2022 and is included in the note principal balance.

During August 2019, the Company issued a convertible note payable in the amount of $157,500, due in one-year, original issuance discount of $7,500, accrues interest at the default rate of 16% per annum, unsecured and convertible into shares of the Company’s common stock at a discount of 65% of the lowest trading price for the Company’s common stock during the ten trading days immediately preceding the conversion. As of December 31, 2022 and 2021, the balance on the convertible note payable was $305,844 and $190,361 respectively. The fair value of the discount conversion feature on the remaining principal balance was $194,507 as of December 31, 2022 and is included in the note principal balance.

During January 2020, the Company issued a convertible note payable in the amount of $138,000, due in one-year, original issuance discount of $3,000, accrues interest at 8% per annum with a default rate of 22% per annum, unsecured and convertible into shares of the Company’s common stock at a discount of 65% of the lowest trading price for the Company’s common stock during the ten trading days immediately preceding the conversion. As of December 31, 2022 and 2021, the balance on the convertible note payable was $326,945 and $220,369, respectively. The fair value of the discount conversion feature on the remaining principal balance was $188,945 as of December 31, 2022. During the years ended December 31, 2022 and December 31, 2021, the Company recognized $0 and $222 in debt discount amortization expense, respectively.

During February 2020, the Company issued a convertible note payable in the amount of $440,000, due in one-year, original issuance discount of $40,000, accrues interest at 5% per annum and a default interest rate of 24%, unsecured and convertible into shares of the Company’s common stock at a discount of 65% of the lowest trading price for the Company’s common stock during the ten trading days immediately preceding the conversion. As of December 31, 2022 and 2021, the balance on the convertible note payable was $248,403 and $161,497, respectively. The fair value of the discount conversion feature on the remaining principal balance was $155,045 as of December 31, 2022. During the years ended December 31, 2022 and December 31, 2021, the Company recognized $0 and $5,918 in debt discount amortization expense, respectively.

During April 2020, the Company issued a convertible note payable in the amount of $247,500, due in one-year, original issuance discount of $22,500, accrues interest at the rate of 5% per annum and a default interest rate of 24% per annum, unsecured and convertible into shares of the Company’s common stock at a discount of 65% of the lowest trading price for the Company’s common stock during the ten trading days immediately preceding the conversion. As of December 31, 2022 and 2021, the balance on the convertible note payable was $583,213 and $393,788, respectively. The fair value of the discount conversion feature on the remaining principal balance was $335,713 as of December 31, 2022. During the years ended December 31, 2022 and December 31, 2021, the Company recognized $0 and $6,411 in debt discount amortization expense, respectively.

During the years ended December 31, 2022, the Company recognized a $530,178 loss in fair value, while during the year ended December 31, 2021 the Company recognized in fair value $151,144 in fair value gains as a result of the conversion options on the above-mentioned convertible debt.

Nonconvertible Debt

Outstanding notes payable and convertible notes payable to third parties consisted of the following as of December 31, 2022 and 2021:

	December 31,
Name	2022	2021
Convertible Debt:
Convertible note payable, interest at 16%, unsecured, due May 22, 2020	85,302	53,514
Convertible note payable, interest at 16%, unsecured, due August 5, 2020	305,844	190,361
Convertible note payable, interest at 10%, unsecured, due January 28, 2021	326,945	220,369
Convertible note payable, interest at 10%, unsecured, due February 6, 2021	248,403	161,497
Convertible note payable, interest at 10%, unsecured, due April 14, 2021	583,213	393,788
Total current debt	1,549,707	1,019,529
Less: Unamortized discount	-	-
Net, current debt	$1,549,707	$1,019,529
Nonconvertible Debt:
Notes payable, no interest, unsecured, past due	$35,000	$35,000
Notes payable, no interest, unsecured, past due	378,185	378,185
Total notes payable	413,185	413,185

NOTE 6: EQUITY TRANSACTIONS

Common Stock

2022

During April 2022, the Related Party Note Holder elected to convert $302,580 in principal and $40,301 in accrued interest, or a total of $342,881 into 857,204 shares of the Company’s common stock at $0.40 per share, the market price on the date of conversion.

2021

Between February and August 2021, the Company issued a total of 817,109 shares of common stock to holders of convertible notes payable for principal totaling $441,642, accrued interest totaling $11,734 and conversion fees of $600.

During March 2021, an officer and director of the Company agreed to return and retire 45,170 shares of common stock previously issued for common stock compensation.

Warrants

There were no warrants issued during the years ended December 31, 2022 or 2021 The following table presents the stock warrant activity during the years ended December 31, 2022 and 2021:

	Warrants	Weighted Average Exercise Price	Weighted Average Remaining Term
Outstanding - December 31, 2021	673	$15.00	0.21
Granted	-	-	-
Forfeited/expired	(673)	15.00	-
Exercised	-	-	-
Outstanding December 31, 2022	-	$0.00	0.00
Exercisable – December 31, 2022	-	$0.00	0.00

The intrinsic value of the exercisable warrants as of December 31, 2022 and 2021 was $0.

NOTE 7: COMMITMENTS AND CONTINGENCIES

Separation Agreement

As part of the separation agreement with Mr. Ponce de Leon, the ex–Chief Operating Officer of the Company, the Company agreed to pay him his accrued salary of $1,226,711 within two years but agreed to pay him $200,000 by November 2015 out of revenues earned.

As the Company did not earn revenue in 2015 and as at December, 2022 has still not earned revenue, the obligation to Mr. Ponce de Leon of $1,889,133 is currently in default and the amount includes $662,419 in accrued interest. It is the Company’s intention to pay Mr. Ponce de Leon upon the company receiving revenue.

Operating Leases

Clean Coal has an operating lease for its executive offices in Manhattan, New York. Effective February 1, 2014, the lease is month to month, at a monthly rate of $200 per month.

In April 2018, the company secured a permanent location in Wyoming for its test facility at the Fort Union Industrial Park. The term of the lease was three years. The Company elected to renew the lease for another three years in May 2021. The renewal calls for rent of $36,000, prepaid. The $36,000 covering three years rent was paid in May 2021 and is being amortized to lease expense using the straight-line method over the three-year term of the lease. During the years ended December 31, 2022 and 2021, the Company recognized $12,000 and $12,000 in amortization of right of use assets, respectively.

NOTE 8: SUBSEQUENT EVENTS

Settlement Agreements, Related Party

On January 2023, the Company entered into three separate settlement agreements (the “Settlement Agreements”) with three related parties, CCTC Acquisition Partners LLC (“CCTC”), Black Diamond Financial Group LLC (“Black Diamond”) and Wyoming New Power, Inc. (“WNP”) (“the Parties” which are all affiliated entities of the Black Diamond Group) to settle outstanding notes and convertible notes payable with an aggregate principal amount of $10,722,510 and accrued interest of $7,068,598 at December 31, 2022 (see also Note 4 above). At the settlement date, 73,000,000 shares of the Company’s common stock were issued with a fair value of $24,770,500 based on the market price of the Company’s common stock on the date of issuance. The approximate $6,979,392 loss on settlement will be recognized in the first quarter of 2023.

Convertible Notes Settlement Agreements

On January 2023, the Company entered into settlement agreements with holders of five convertible notes payable with aggregate outstanding principal amounts of $1,549,707 and accrued interest of $155,609 as of December 31, 2022 (see also Note 5 above). At the settlement date, 3,935,000 shares of the Company’s common stock were issued with an approximate fair value of $1,081,465 based on the market price of the Company’s common stock on the date of issuance. The approximate $623,851 gain on settlement  will be recognized in the first quarter of 2023.

Convertible Notes Payable

In March 2023 the company entered into two Convertible Note agreements, each with repayment amounts of $93,500. The face amount of each convertible note is $75,000 and each note has an original issuance discount of $18,500. The convertible notes are unsecured, accrue interest at 10% per annum and are due in one year from the dates of issuance.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

There have been no changes in our independent accountants, MaloneBailey, LLP, or disagreements with them on matters of accounting or financial disclosure.

ITEM 9A. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

As of December 31, 2022 we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Exchange Act Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our financial disclosure controls and procedures were not effective due to our limited internal resources and lack of ability to have multiple levels of transaction review.

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

Management has assessed our internal control system in relation to criteria for effective internal control over financial reporting described in “Internal Control-Integrated Framework” issued in 2013 by the Committee of Sponsoring Organizations (“COSO”) of the Treadway Commission. Based upon these criteria, we believe that, as of December 31, 2022 our system of internal control over financial reporting was not effective due to material weaknesses that were identified. The material weaknesses are caused by our limited internal resources and limited personnel. We presently have only two officers. The material weaknesses include 1.) no segregation of duties within the Company, 2.) there is no management oversight or multiple levels of supervision and review, no control documentation being produced, no one to review control documentation if it was being produced, 3.) a lack of expertise in the application of generally accepted accounting principles in regard to the accounting and reporting of our debt transactions.

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

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The executive officers and directors of the Company are as follows:

Name	Age	Position	Held Since
Robin T. Eves	72	CEO, President, Director	August 2010
Thomas Shreve	70	Director	November 2015
Aiden Neary	51	COO, CFO, Director	February 2016

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

Board Committees

At this filing date, we have an audit committee, but no compensation committee or nominating committee. Our full Board currently performs the duties and responsibilities of such committees. Due to the size of the Company and due to the small number of directors that we had for 2022, we believed it was appropriate for the full Board to handle the responsibilities of these committees. It is our intention through 2023 as our Board increases in size, to introduce a number of committees.

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

Directors’ Compensation

In 2022, all meetings were via telephone conference. The Board plans one regularly scheduled meeting each fiscal quarter and may schedule additional meetings as necessary. For fiscal 2021 and 2022, Mr. Shreve will receive annual compensation as a director of $25,000 which will be paid only upon available cash flow.

All of our present non-employee directors, have other employment or sources of income and will routinely devote only such time to the Company necessary to maintain its viability. It is estimated that each non-employee director will devote at least 2 days per month to the Company’s corporate activities. We incurred $25,000 in director fees for the outside director during the years 2021 and 2022

Stock Ownership Requirements

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

Employment Agreements

We signed two year employment agreements effective July 1, 2020, with Robin Eves, as Chief Executive Officer and President, and Mr. Neary as COO/CFO. Mr. Eves will receive an annual salary of $525,000 and Mr. Neary $500,000. Each officer was granted a signing bonus of 7,500 shares of the Company’s restricted common stock upon execution of the agreements. These contracts were automatically renewed for an additional two years.

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

Other Key Employees and Consultants

As at December 31, 2022 we have no other employees in the company.

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

SUMMARY COMPENSATION TABLE

Officers Name & Principal Position	Year	Salary ($)	Bonus ($)	Stock ($)	Option Awards ($)	All Other Compensation ($)	Total ($)
Robin Eves, Pres and CEO (1)	2022	525,000	-	-	-	-	525,000
	2021	519,750	1,050,000	-	-	-	1,569,750

Aiden Neary, COO/CFO (2)	2022	500,000	-	-			500,000
	2021	500,000	1,000,000	-			1,500,000

(1) On July 8, 2013, Robin Eves was issued 286 common shares in lieu of interest on loans made to the company. The value for these shares was $19,747. As a bonus for forbearance on payment of monthly fees, Mr. Eves was approved to receive 572 common shares on October 7, 2013. These shares had a value of $80,000 based upon $140.00 on the day that the shares were approved. Mr. Eves also received an approval for bonus shares for the year 2013 on December 4, 2013. The amount of shares approved was 1,426 shares with a value of $165,000 based upon $115.00 per share on the date of the approval. Through December 31, 2014, Robin eves returned 12,734 common shares back to the Company. Mr. Eves also returned 4,571 options back to the company that were previously awarded. Mr. Eves signed a two year contract on July 1, 2017 at an annual salary of $519,750. He was also awarded 7,500 common shares upon signing and received an additional 75 shares, valued at $67,500 on July 1, 2018. Mr. Eves was issued 23,008 common shares as a bonus on May 1, 2018, valued at $203,621. Mr. Eves was issued 22,040 common shares as a bonus on May 28, 2019, valued at $220,400. Mr. Eves was issued 21,213 common shares as a bonus on July 16, 2020, valued at $34,789. Mr. Eves was issued 45,164 common shares as a bonus on August 31, 2020, valued at $51,486.

(2) On November 26, 2013 Aiden Neary signed a two year Executive Employment Agreement which called for 1,429 shares to be issued at the time of signing his agreement and 1,429 that vest 1 year after the date of grant. These shares were approved to be issued and the issuance was deferred until after the Company completes its planned common stock reverse. The fair value of this award was determined to be $300,000 based upon $105.00 on the date of grant. Mr. Neary was approved to receive 286 shares of stock as a bonus for 2013 on December 4, 2013. These shares had a value of $33,000 based upon $115.00 per shares on the date of the approval. Through year ended December 31, 2015 Mr. Neary returned 4,976 common shares back to the company. Mr. Neary also forfeited his right of the second tranche of 1,429 shares before vested. Mr. Neary signed a two year contract on July 1, 2017 at an annual salary of $450,000. He was also awarded 7,500 common shares upon signing and received an additional 7,500 shares, valued at $67,500 on July 1, 2018. Mr. Neary was issued 19,921 common shares as a bonus on May 1, 2018, valued at $176,295. Mr. Neary was issued 22,040 common shares as a bonus on May 28, 2019, valued at $220,400. Mr. Neary was issued 21,213 common shares as a bonus on July 16, 2020, valued at $34,789. Mr. Neary was issued 45,164 common shares as a bonus on August 31, 2020, valued at $51,486.

OUTSTANDING EQUITY AWARDS AT FISCAL YEAR-END

There were no outstanding grants of stock options or unvested stock awards outstanding on the last day of the fiscal year ended December 31, 2022 to any of the executive officers named in the Summary Compensation Table.

The following table sets forth, for the current year, the dollar value of all cash and non-cash compensation for the Company’s directors.

DIRECTOR COMPENSATION

Name	Year	Fees Earned or Paid in Cash ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Non Qualified Deferred Compensation Earnings	All Other Compensation ($)	Total ($)
Robin Eves	2022	-	-	-	-	-	-	-
Aiden Neary	2022	-	-	-	-	-	-	-
Thomas Shreve(1)	2022	25,000						25,000

(1) Mr. Shreve directors fees have been accrued

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth information, as of December 31, 2022, with respect to each person known by the Company to own beneficially more than 5% of the shares of our 5,002,325 issued and outstanding common stock, as well as the beneficial ownership of each director and officer and all directors and officers as a group. We are not aware of any present arrangements that could result in a change of control of the Company. Except as otherwise indicated, each of the stockholders listed below has sole voting and investment power over the shares beneficially owned. Except as otherwise indicated, addresses are c/o Clean Coal Technologies, Inc., 295 Madison Avenue (12th Floor) New York, NY 10017.

Officers and Directors	Amount and Nature of Beneficial Ownership(1)	Percent of Class

Robin Eves, President, CEO, Director	109,130	2.2%
Aiden Neary, COO/CFO	186,614	3.7%
Thomas Shreve, Director	1,000	0.0%
All directors and officers as a group (3 persons)	296,744	5.9%

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Wages and bonus payable to related parties

Accruals for salary and bonuses to officers and directors are included in accrued liabilities in the balance sheets and totaled $7,543,255 and $6,653,566 as of December 31, 2022 and 2021, respectively. As part of the separation agreement with Mr. Ponce de Leon, the Company agreed to pay him all his accrued salary within two years but agreed to pay him $200,000 by November 2015 out of revenues earned. As the Company did not earn revenue in 2015 and as of December 31, 2022 has still not earned revenue, the obligation to Mr. Ponce de Leon of $1,889,133 is currently in default and the amount includes $662,419 in accrued interest. It is the Company’s intention to pay Mr. Ponce de Leon immediately upon receiving revenue.

Nonconvertible Debt

During the years ended December 31, 2022 and 2021, the Company borrowed a total of $430,736 and $625,050 and repaid $10,000 and $10,000 in cash to an entity controlled and owned by a significant shareholder of the Company (“Related Party Note Holder”), respectively. During April 2022, the Related Party Note Holder elected to convert $302,580 in principal and $40,301 in accrued interest, or a total of $342,881 into 857,204 shares of the Company’s common stock at $0.40 per share, the market price on the date of conversion. During September 2021, the Related Party Note Holder purchased a third-party convertible note and accrued interest for $115,000, replacing it with a new, non-convertible note. The notes are unsecured, due on demand and accrued interest at 12% per annum. As of December 31, 2022 and 2021, the balance on the borrowings was $847,786 and $730,050, respectively.

As of December 31, 2022 and 2021, the Company had outstanding notes payable to affiliates of the Company of $705,000 and $705,000, respectively. These notes payable of the Company are unsecured, bear no interest and are due on demand.

During the years ended December 31, 2022 and 2021, the Company received $420 and $30 from related party advances, respectively. The Company repaid $400 and $0 on these advances during the years ended December 31, 2022 and 2021, respectively. The advances are unsecured, bear no interest and are due on demand. As of December 31, 2022 and 2021, the Company had outstanding advances payable to an officer of the Company of $83,200 and $83,180, respectively.

Convertible Debt

During the years ended December 31, 2022 and 2021, the Company borrowed an aggregate of $0 and $18,600, respectively, under convertible notes payable. The convertible notes are secured by assets and the common stock of the Company, bear interest at 12% per annum, are convertible into shares of the Company’s common stock at $6.00 per share and are due three years from the dates of issuance.

As of December 31, 2022 and 2021, the Company had outstanding short-term convertible notes payable of $9,856,124 and $9,779,145, net of unamortized discounts of $0 and $40,200, respectively. As of December 31, 2022 and 2021, there were outstanding long-term convertible notes payable totaling $18,600 and $95,590, net of unamortized discounts of $0 and $1,663, respectively. The convertible notes payable mature(d) between November 2018 and February 2024 and are convertible at $6.00 per share, which, occasionally has been a discount to the market price on the dates of issuance. Amortization expense related to debt discounts on convertible debt for the years ended December 31, 2022 and 2021 was $41,852 and $530,348, respectively. As of December 31, 2022 and 2021, $9,778,799 and $9,436,845 in convertible notes are past due, respectively.

Common Stock Issued to Related Parties

During April 2022, the Related Party Note Holder elected to convert $302,580 in principal and $40,301 in accrued interest, or a total of $342,881 into 857,204 shares of the Company’s common stock at $0.40 per share, the market price on the date of conversion.

During March 2021, an officer and director of the Company agreed to return and retire 45,170 shares of common stock previously issued for common stock compensation.

Non-Binding License Agreement – Related Party

During July 2017, the Company entered into a non-binding agreement to explore the opportunity of engaging in a license of Clean Coal Pristine M technology. As part of the non-binding agreement, in September 2017, the Company received a non-refundable deposit of $100,000, subject to application to any future license agreement, from Wyoming New Power. The license agreement is for two million tons per annum. The remainder of the license fee will be due upon the signing of a definitive license agreement expected in 2023. Wyoming New Power is a related party because it is controlled by an entity that has a significant interest in Clean Coal Technologies, Inc.

Director Independence

Our Board is not subject to any independence requirements. However, our Board has reviewed the independence of its directors under the requirements set forth by the NASDAQ Stock Market. Messrs. Eves and Neary are officers of the Company and therefore not deemed independent directors. Mr. Shreve is deemed to be an independent director.

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES

Fees billed to the Company by MaloneBailey, LLP

	2022	2021
(1) Audit Fees	$79,000	$64,000
(2) Tax Fees	$-	$-
(3) Other Fees	$-	$-

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

/s/Robin Eves
Dated: April 17, 2023	Robin Eves CEO, President, Principal Executive Officer

Dated April 17, 2023	/s/Aiden Neary
Aiden Neary CFO, Principal Financial Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities indicated on the 17th day of April 2023.

/s/Robin Eves	/s/Thomas Shreve
Robin Eves, CEO, President and Director	Thomas Shreve, Director

/s/Aiden Neary
Aiden Neary, COO, CFO and Director