Form 10-Q
period 2023-03-31
Clean Coal Technologies Inc.
filed 2023-05-15
CIK 1445109

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: March 31, 2023

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

The number of shares outstanding of Registrant’s Common Stock as of date: May 15, 2023: 81,937,325

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

Clean Coal Technologies, Inc.

Balance Sheets

(Unaudited)

	March 31,	December 31,
	2023	2022
ASSETS
Current Assets
Cash	$2,237	$-
Total Current Assets	2,237	-

Right to use ground lease, net of accumulated amortization of $23,000 and $20,000 respectively	13,000	16,000

Total Assets	$15,237	$16,000

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current Liabilities
Accounts payable	$2,051,287	$2,055,144
Accrued liabilities	8,316,091	15,853,992
Customer deposit – related party	100,000	100,000
Convertible debt, net of unamortized discounts – related party	-	9,856,124
Notes payable – related party	976,090	1,635,986
Convertible notes payable	450,011	1,549,707
Notes payable, net of unamortized discount	563,185	413,185
Total Current Liabilities	12,456,664	31,464,138

Long-Term Liabilities
Convertible debt, net of unamortized discounts – related party	-	18,600
Total Liabilities	12,456,664	31,482,738

Stockholders’ Deficit:
Common stock, $0.00001 par value; 500,000,000 shares authorized, 80,287,325 and 5,002,325 shares issued and outstanding, respectively	803	50
Additional paid-in capital	287,991,990	262,607,277
Accumulated deficit	(300,434,220)	(294,074,065)
Total Stockholders’ Deficit	(12,441,427)	(31,466,738)
Total Liabilities and Stockholders’ Deficit	$15,237	$16,000

The accompanying notes are an integral part of these unaudited financial statements.

Clean Coal Technologies, Inc.

Statements of Operations

(Unaudited)

	Three Months Ended
	March 31,
	2023	2022

Operating Expenses:
General and administrative	$309,147	$295,445
Research and development	3,000	3,293
Loss from Operations	(312,147)	(298,738)

Other Expenses:
Interest expense	(59,308)	(375,870)
Gain on debt conversion	75,383	-
Loss on debt conversion, related party	(6,316,221)	-
Change in fair value of share-settled debt	252,138	(103,892)
Total Other Expenses	(6,048,008)	(479,762)

Net Loss	$(6,360,155)	$(778,500)

Weighted average shares outstanding – basic and diluted	34,876,214	4,142,796

Net loss per share basic and diluted	$(0.18)	$(0.19)

The accompanying notes are an integral part of these unaudited financial statements.

Clean Coal Technologies, Inc.

Unaudited Statements of Changes in Stockholders’ Deficit

For the Three Months Ended March 31, 2023 and 2022

			Additional		Total
	Common Stock		Paid-In	Accumulated	Stockholders’
	Shares	Amount	Capital	Deficit	Deficit
Balance December 31, 2021	4,142,796	$42	$262,264,404	$(290,811,712)	$(28,547,266)
Net loss for the three months ended March 31, 2022	-	-	-	(778,500)	(778,500)
Balance, March 31, 2022	4,142,796	$42	$262,264,404	$(291,590,212)	$(29,325,766)

Balance December 31, 2022	5,002,325	$50	$262,607,277	$(294,074,065)	$(31,466,738)
Common stock issued for conversion of related party convertible debt	72,100,000	721	24,513,279	-	24,514,000
Common stock issued for conversion of convertible debt	3,185,000	32	871,434	-	871,466
Net loss for the three months ended March 31, 2023				(6,360,155)	(6,360,155)
Balance, March 31, 2023	80,287,325	$803	$287,991,990	$(300,434,220)	$(12,441,427)

The accompanying notes are an integral part of these unaudited financial statements.

Clean Coal Technologies, Inc.

Statements of Cash Flows

(Unaudited)

	Three Months Ended
	March 31,
	2023	2022
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(6,360,155)	$(778,500)
Adjustment to reconcile net loss to net cash used in operating activities:
Amortization of debt discounts	-	25,033
Change in fair value of share-settled debt	(252,138)	103,892
Amortization of lease asset	3,000	3,000
Gain on debt conversion	(75,383)	-
Loss on debt conversion, related party	6,316,221	-
Changes in operating assets and liabilities:
Increase (decrease) in accounts payable	(3,855)	4,005
Increase in accrued expenses	293,159	483,535
Net Cash Used in Operating Activities	(79,151)	(159,035)

CASH FLOWS FROM FINANCING ACTIVITIES:
Change in cash overdraft	(2)	-
Borrowings on debt, net of original issue discount	150,000	-
Borrowings on related party debt	15,390	157,400
Payments on related party debt	(84,000)	-
Net Cash Provided by Financing Activities	81,388	157,400

NET CHANGE IN CASH AND CASH EQUIVALENTS	2,237	(1,635)
CASH AND CASH EQUIVALENTS - beginning of period	-	1,762
CASH AND CASH EQUIVALENTS - end of period	$2,237	$127

SUPPLEMENTAL DISCLOSURES:
Cash paid for interest	$-	$-
Cash paid for income taxes	$-	$-

NON-CASH INVESTING AND FINANCING ACTIVITIES:
Conversion of convertible notes payable and accrued interest, related party	$17,461,358	$-
Conversion of notes payable and accrued interest, related party	$736,421	$-
Conversion of convertible notes payable and accrued interest	$946,849	$-

The accompanying notes are an integral part of these unaudited financial statements.

Clean Coal Technologies, Inc.

Notes to Financial Statements

(Unaudited)

NOTE 1: BASIS OF PRESENTATION

The accompanying unaudited interim financial statements of Clean Coal Technologies, Inc. (“Clean Coal”, the “Company”) have been prepared in accordance with accounting principles generally accepted in the United States of America and the rules of the Securities and Exchange Commission, and should be read in conjunction with the audited financial statements and notes thereto contained in Clean Coal’s Annual Report on Form 10-K filed with the SEC. In the opinion of management, the accompanying unaudited interim financial statements reflect all adjustments, consisting of normal recurring adjustments, necessary to present fairly the financial position and the results of operations for the interim period presented herein. The results of operations for interim periods are not necessarily indicative of the results to be expected for the full year or for any future period. Notes to the financial statements which would substantially duplicate the disclosure contained in the audited financial statements for fiscal 2022 as reported in the Form 10K have been omitted.

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

For the three months ended March 31, 2023 and 2022, the Company realized net losses, resulting in outstanding warrants and convertible debt having an antidilutive effect. All potentially dilutive instruments were excluded from the calculation of diluted net loss per share as their inclusion would have been anti-dilutive.

The following table summarizes the potential shares of common stock that were excluded from the computation of diluted net loss per share for the three months ended March 31, 2023 and 2022 as such shares would have had an anti-dilutive effect:

	March 31,
	2023	2022
Convertible notes payable	1,728,040	3,773,682
Total	1,728,040	3,773,682

Recent Accounting Pronouncements

The Company has implemented all new accounting pronouncements that are in effect and that may impact its financial statements. The Company does not believe that there are any other new accounting pronouncements that have been issued that might have a material impact on its financial position or results of operations.

NOTE 2: GOING CONCERN

The accompanying financial statements have been prepared on a going concern basis of accounting which contemplates continuity of operations, realization of assets, liabilities, and commitments in the normal course of business. The accompanying financial statements do not reflect any adjustments that might result if Clean Coal is unable to continue as a going concern. Clean Coal has a working capital deficit as of March 31, 2023 and has generated recurring net losses since inception. Management believes Clean Coal will need to raise capital in order to operate over the next 12 months.

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

NOTE 3: RESEARCH AND DEVELOPMENT

Research and development expenses include salaries, related employee expenses, facility lease expense, research expenses and consulting fees. All costs for research and development activities are expensed as incurred. In addition, the Company expenses the costs of licenses of patents and the prosecution of patents until the issuance of such patents and the commercialization of related products is reasonably assured. During the three months ended March 31, 2023 and 2022, the Company recognized $3,000 and $3,293 of research and development costs, respectively.

NOTE 4: RELATED PARTY TRANSACTIONS

Wages and bonus payable to related parties

Accruals for salary and bonuses to officers and directors are included in accrued liabilities in the balance sheets and totaled $7,801,639 and $7,543,255 as of March 31, 2023 and December 31, 2022, respectively. As part of the separation agreement with Mr. Ponce de Leon, the Company agreed to pay him all his accrued salary within two years but agreed to pay him $200,000 by November 2015 out of revenues earned. As the Company did not earn revenue in 2015 and as at March 31, 2023 has still not earned revenue, the obligation to Mr. Ponce de Leon of $1,913,667 is currently in default and the amount includes $686,953 in accrued interest. It is the Company’s intention to pay Mr. Ponce de Leon immediately upon receiving revenue.

Convertible Debt

As of December 31, 2022, the Company had outstanding convertible notes payable and accrued interest to a related party totaling $9,874,724 and $7,586,634, respectively. The convertible notes were secured by assets and the common stock of the Company, incurred interest at 12% per annum, were convertible into shares of the Company’s common stock at $0.06 per share and were past due. During February 2023, the Company entered into a settlement agreement, whereby, with the holder of the convertible notes agreed to convert all of the outstanding debt and accrued interest into 69,300,000 shares of the Company’s common stock valued at $23,562,000, or the market price of the common stock on the date of issuance of $0.34 per share. As a result, the Company recognized a loss on debt conversion of $6,100,642 during the three months ended March 31, 2023.

Amortization expense related to debt discounts on convertible debt for the three months ended March 31, 2023 and 2022 was $0 and $25,033, respectively.

Nonconvertible Debt

As of December 31, 2022, the Company had outstanding nonconvertible notes payable and accrued interest to a related party totaling $847,786 and $145,135, respectively. The borrowings are unsecured, bear no interest and are due on demand. During February 2023, the Company entered into a settlement agreement, whereby, the holder of the nonconvertible notes agreed to convert all of the outstanding debt and accrued interest into 3,700,000 shares of the Company’s common stock. However, only 2,800,000 shares were issued during the three months ended March 31, 2023, the remaining 900,000 shares were issued subsequently, leaving an unsettled balance of $256,500 at March 31, 2023. As such, the 2,800,000 shares were valued at $952,000, or the market price of the common stock on the date of issuance of $0.34 per share. As a result, the Company recognized a loss on debt conversion of $215,579 during the three months ended March 31, 2023.

During the three months ended March 31, 2023, the Company borrowed a total of $15,390 in cash and repaid $84,000 from an entity controlled and owned by a significant shareholder of the Company. As of March 31, 2023 and December 31, 2022, the balance on the borrowings was $187,890 and $847,786, respectively.

As of March 31, 2023 and December 31, 2022, the Company had outstanding advances payable to an officer of the Company of $83,200 and $83,200, respectively. The advances payable are unsecured, bear no interest and are due on demand.

As of March 31, 2023 and December 31, 2022, the Company had outstanding notes payable of $705,000 and $705,000, respectively, to an individual that is a significant shareholder.

NOTE 5: DEBT

Notes Payable

During March 2023, the Company entered into two notes payable, both with principal balances of $93,500 and original issuance discounts of $18,500. The notes payable are unsecured, due in one year, accrue interest at the rate of 10% per annum and if there is an event of default, such as not repaying the note when due, the notes become convertible into shares of the Company’s common stock at a the lesser of $0.10 per share, or 90% of the average of the two lowest volume weighted average market prices for the five consecutive trading days prior to the conversion date. As of March 31, 2023, the outstanding principal balance and debt discount of the notes payable was $187,000 and $37,000, respectively.

As of March 31, 2023 and December 31, 2022, the Company had outstanding notes payable to former affiliates of the Company of $413,185 and $413,185, respectively. The notes payable are unsecured, bear no interest and are due on demand.

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

During May 2019, the Company issued a convertible note payable in the amount of $262,500, due in one-year, original issuance discount of $12,500, accrues interest at the default rate of 16% per annum, unsecured and convertible into shares of the Company’s common stock at a discount of 65% of the lowest trading price for the Company’s common stock during the ten trading days immediately preceding the conversion. As of March 31, 2023 and December 31, 2022, the balance on the convertible note payable was $98,024 and $85,302, respectively. The fair value of the discount conversion feature on the remaining principal balance was $65,965 as of March 31, 2023 and is included in the note principal balance.

During August 2019, the Company issued a convertible note payable in the amount of $157,500, due in one-year, original issuance discount of $7,500, accrues interest at the default rate of 16% per annum, unsecured and convertible into shares of the Company’s common stock at a discount of 65% of the lowest trading price for the Company’s common stock during the ten trading days immediately preceding the conversion. As of March 31, 2023 and December 31, 2022, the balance on the convertible note payable was $351,987 and $305,844, respectively. The fair value of the discount conversion feature on the remaining principal balance was $240,650 as of March 31, 2023 and is included in the note principal balance.

During January 2020, the Company issued a convertible note payable in the amount of $138,000, due in one-year, original issuance discount of $3,000, accrued interest at 8% per annum unsecured and convertible into shares of the Company’s common stock at a discount of 65% of the lowest trading price for the Company’s common stock during the ten trading days immediately preceding the conversion. During January 2023, the Company entered into a settlement agreement with the note holder, whereby the Company agreed to issue 685,000 shares of common stock valued at the market price on the date of issuance of $266,466, or $0.39 per share, in exchange for the outstanding convertible note balance with a fair market value of $338,857 and accrued interest of $22,770, recognizing a gain on debt conversion of $95,161 during the three months ended March 31, 2023.

During February 2020 and April 2020, the Company issued two convertible notes payable in the amounts of $440,000 and $247,500, respectively. The convertible notes were due in one-year, had original issuance discounts of $40,000 and $22,500, respectively, accrued interest at 5% per annum, were unsecured and convertible into shares of the Company’s common stock at a discount of 65% of the lowest trading price for the Company’s common stock during the ten trading days immediately preceding the conversion. During January 2023, the Company entered into a settlement agreement with the holder of the convertible notes, whereby the Company agreed to issue 2,500,000 shares of common stock valued at the market price on the date of issuance of $605,000, or $0.24 per share, in exchange for the outstanding convertible note balances with a combined fair market value of $508,700 and accrued interest of $76,522, recognizing a loss on debt conversion of $19,778 during the three months ended March 31, 2023.

During the three months ended March 31, 2023 and 2022, the Company recognized $252,138 in fair value gains and $103,892 in fair value losses as a result of the conversion options on the above-mentioned convertible debt, respectively.

NOTE 6: STOCKHOLDERS’ EQUITY

Common Stock

During February 2023, as a result of convertible debt settlement agreements with two related party companies, who were under common control, the Company issued 72,100,000 shares of common stock valued at $24,514,000, or the market price on the date of issuance or $0.34 per share (see Note 4). This transaction results in a change of control.

During March 2023, as a result of a convertible debt settlement agreement, the Company issued 685,000 shares of common stock valued at $266,466, or the market price on the date of issuance or $0.39 per share (see Note 5).

During March 2023, as a result of a convertible debt settlement agreement, the Company issued 2,500,000 shares of common stock valued at $605,000, or the market price on the date of issuance or $0.24 per share (see Note 5).

NOTE 7: SUBSEQUENT EVENTS

Related Party Transactions

During April 2023, the Company completed a settlement agreement with the related party holder of nonconvertible notes payable, whereby, the Company owed the holder the remaining 900,000 shares of the Company’s common stock valued at $256,500, or the market price of the common stock on the date of issuance of $0.29 per share.

Convertible Notes Payable

During April 2023, the Company completed a settlement agreement with the holder of two convertible notes, whereby the Company agreed to issue 750,000 shares of common stock valued at the market price on the date of issuance of $210,000, or $0.28 per share, in exchange for the outstanding convertible note balances with a combined fair market value of $450,011 and accrued interest of $70,129, recognizing a gain on debt conversion of $310,140 during April 2023.

During April 2023, the Company entered into a note payable with a principal balances of $176,470 and an original issuance discount of 15%, or $26,470. The note payable is unsecured, due in one year, accrues interest at the rate of 10% per annum and if there is an event of default, such as not repaying the note when due, the notes become convertible into shares of the Company’s common stock at $0.20 per share. The Company has the right to purchase the note back without penalty or premium upon at least five days notice.

During April 2023, the Company entered into a note payable with a principal balances of $397,727 and an original issuance discount of 15%, or $47,727. The note payable is unsecured, due in one year, accrues interest at the rate of 10% per annum and if there is an event of default, such as not repaying the note when due, the notes become convertible into shares of the Company’s common stock at a the lesser of $0.40 per share, or 90% of the average of the two lowest volume weighted average market prices for the five consecutive trading days prior to the conversion date. The Company has the right to purchase the note back without penalty or premium upon at least five days notice.

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

In Q2, 2019 the Company signed a non binding MOU with Universitas Indonesia and in Q1, 2023 signed a non binding MOU with President University in Indonesia in a combined effort to assess the impact of our technology on Indonesian Coal both from a coal beneficiation perspective and also coal by-products.

The second-generation test facility will have the capability of producing Char. There is local Wyoming demand for this product that the company expects to sell.

•

The Company entered into a partnership with the University of Wyoming with the sole focus of using our suite of technologies to increase the use of and value of Wyoming Powder River Basin coal. Primary focus is on utilizing our technology to extract valuable derivative products from coal. Changes to the process have been identified by the University and the company EPC engineers and will be incorporated in the reassembly of the facility in Wyoming. The University confirmed in Q2, 2019 that they had successfully validated the Pristine M process in their laboratory and as a result entered into an agreement with the Company. The agreement between the University and the Company is for the reassembly of the second generation test facility. The University will advance to the EPC contractor on a two to one basis. As of the date of this filing the University has advanced a total of approx. $1,300,000 directly to the manufacturer of the Rotary Kiln. The company has recognized in its accounts a payable due to the University of Wyoming of $1,000,000 which will be part of a co-share use of the kiln. The kiln and all its relevant control panels was delivered to our site at Gillette, Wyoming in June 2020. The Company is currently negotiating an operational agreement with the University regarding the testing and ongoing shared use of the kiln

•

The Company has been engaged with AusTrade (The Australian Trade and Investment Commission) and through that relationship has partnered with three separate universities in Australia. Like the University of Wyoming these Universities have a focus on their local coal both from a beneficiation perspective and also extracting derivative by products from coal using our technology. The Company received full Australian patents in Q2, 2019 so the company plans to move forward with this relationship in Q3, 2023 following the assembly of the second-generation test facility.

•

The Company continues in discussions with the Minister for Coal in India and a number of the Energy governmental bodies in India. Coal samples are expected to be sent for testing once the Second Generation Test Facility is assembled which is expected in Q3, 2023 but subject to potential delays due to the current pandemic.

•

Meetings occurred in Q2, 2019 with the US DOE, DOD and Wyoming State Representatives to further our technology to benefit US coal. These discussions continue through May 2023 in light of coal mining bankruptcies in Wyoming.

Employees

As of March 31, 2023, we had two full-time executives. President and CEO Robin Eves, Chief Operations Officer and Aiden Neary, Chief Financial Officer have written employment agreements. Messrs. Eves and Neary received no compensation for their participation on the Board of Directors.

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

Results of Operations

We had no direct revenues for the three months ended March 31, 2023 or March 31, 2022. In 2017, we received $100,000 as a non-refundable deposit on a two million ton license agreement from Wyoming New Power, a related party. The definitive license agreement is expected to be completed in 2021 following the assembly of the second generation test facility. In the year ended December 31, 2012, we have received an initial license fee of $375,000 from Jindal paid pursuant to the signing of our coal testing plant construction contract. The balance of $375,000 will be due upon the successful testing of Jindal coal in our second generation test facility in Wyoming. We do not anticipate any significant royalty fees for approximately 12-18 months thereafter.

For the Three Months Ended March 31, 2023 and March 31, 2022

Revenues

We have generated no revenues for the three months ended March 31, 2023 and 2022.

Operating Expenses

Our operating expenses for the three months ended March 31, 2023 totaled $312,147 compared to $298,738 for the three-month period in 2022. The primary component of the operating expenses for the three months ended March 31, 2023 was general and administrative expenses, recognizing $309,147, compared to $295,445 for the three months ended March 31, 2022. Research and development expenses decreased $293 during the three months ended March 31, 2023 to $3,000, compared to $3,293 during the three months ended March 31, 2022.

Other Income and Expenses

During the three months ended March 31, 2023, we recognized total other expense of $6,048,008, compared to $479,762 for the three months ended March 31, 2022. The majority of the $5,568,246 increase is due to a $6,240,838 loss on conversion of convertible and nonconvertible notes payable and related party notes payable and accrued interest during the three months ended March 31, 2023, there were no such losses during the three months ended March 31, 2022. The increase was partially offset by a $315,562 decrease in interest expense due to the conversion of significant interest bearing debt during the three months ended March 31, 2023. Additionally, we recognized a $252,138 gain on change in fair value of share settled debt during the three months ended March 31, 2023, compared to a $103,892 loss during the three months ended March 31, 2022.

Net Income/Loss

For the three months ended March 31, 2023, we had net loss of $6,360,155, compared to a net loss of $778,500 for the three months ended March 31, 2022. The $5,581,655 increase in net loss is due to the $5,568,246 increase in other expenses as well as a $13,409 increase in loss from operations, as discussed above.

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

Liquidity and Capital Resources

We have generated minimal revenues since inception. We have obtained cash for operating expenses through advances and/or loans from affiliates and stockholders, the sale of common stock, the issuance of loans and convertible debentures

Net Cash Used in Operating Activities. Our primary source of operating cash during the three months ended March 31, 2023 was borrowings on related party debt, third party debt and convertible debt. Our primary uses of funds in operations were the completion of the construction of the test facility including the testing of the plant, the payment of professional and consulting fees and general operating expenses.

Net cash used in operating activities was $79,151 for the three months ended March 31, 2023, compared to $159,035 for the same period in 2022. The $79,884 decrease is mainly a result of a $5,859,775 increase in non-cash expense adjustments from net gains and losses on debt conversions, debt discount amortization, lease asset amortization and changes in fair value of share-settled debt. The increases in non-cash expense adjustments are offset by an increase in net loss of $5,581,655 and a $198,236 decrease in the net change in accounts payable and accrued expenses during the three months ended March 31, 2023 compared to the 2022 period.

Net Cash Used In Investing Activities. There were no investing activities during the three months ended March 31, 2023 or 2022.

Net Cash Provided by Financing Activities. Net cash provided by financing activities during the three months ended March 31, 2023 totaled $81,388, compared to $157,400 during the three months ended March 31, 2022. During the three months ended March 31, 2023, we received $150,000 from the issuance of notes payable, $15,390 from related party advances and repaid $84,000 in related party advances as well as recognized a $2 reduction in the cash overdraft from December 31, 2022.

Cash Position and Outstanding Indebtedness

At March 31, 2023, we had $15,237 in total assets, consisting of $2,237 in cash and $13,000 in right-to-use assets, and $12,456,664 in current liabilities. Current liabilities consist primarily of accounts payable, accrued liabilities, short-term convertible and non-convertible debt and related party debt.

At December 31, 2022, we had total assets of $16,000 and $31,482,738 in liabilities, which consisted of $31,464,138 in current liabilities and $18,600 in long-term liabilities. Current liabilities consist primarily of accounts payable, accrued liabilities, short-term convertible and non-convertible debt and related party convertible and non-convertible debt.

Our working capital deficit at March 31, 2023 and December 31, 2022 was $12,454,427 and $31,464,138, respectively.

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

Construction of the coal testing plant was completed in 2015 and testing commenced in December 2015 at the AES Coal Power Utility in Oklahoma. As of March 31, 2023, we have paid $11,253,224 in development costs. The facility was moved to Wyoming in the first quarter of 2019. We anticipate that there will be an additional cost of approximately $4 million to acquire the additional parts for the second generation test facility and for its assembly.

Based on our current operational costs and including the capital requirements for our project deployments, we estimate we will need a total of approximately $5,000,000 to fund the Company for the fiscal year 2023 for plant re-assembly and operating costs and an additional $4,000,000 to continue for the following fiscal year (2024) or until an initial commercial plant is up and running.

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

ITEM 4. CONTROLS AND PROCEDURES

As of March 31, 2023, we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Exchange Act Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended. Based on this evaluation, management concluded that our financial disclosure controls and procedures were not effective due to our limited internal resources and lack of ability to have multiple levels of transaction review. There is a lack of appropriate segregation of duties within the Company, no control documentation being produced, and no one to review control documentation if it was being produced. As of March 31, 2023, we had two full time officers of the company.

There were no changes in internal control over financial reporting that occurred during the period covered by this report that have materially affected, or are reasonably likely to materially effect, our internal controls and procedures. We do not expect to implement any changes to our controls and procedures until there is a significant change in our operations or capital resources.

PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

As part of the separation agreement with Mr. Ponce de Leon, the ex COO of the Company, the Company agreed to pay him his accrued salary of $1,226,711 within two years but agreed to pay him $200,000 by November 2015 out of revenues earned. As the Company did not earn revenue in 2015 and as at December 2017 has still not earned revenue, the obligation to Mr. Ponce de Leon is currently in default. It is the Company’s intention to pay Mr. Ponce de Leon immediately upon receiving revenue including any interest that has been accrued. As of March 31, 2023, the Company has accrued a total of $1,913,667 in accrued salary and interest.

ITEM 1A. RISK FACTORS

For information regarding risk factors, see “Part I. Item 1A. Risk Factors,” in our Annual Report on Form 10-K for the year ended December 31, 2022.

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

Clean Coal Technologies

Date: May 15, 2023	By:	/s/ Aiden Neary
Aiden Neary
Chief Financial Officer