Form 10-Q
period 2023-06-30
NewStream Energy Technologies Group Inc
filed 2023-08-21
CIK 1445109

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: June 30, 2023

☐TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                                          to                                       .

Commission file number: 000-50053

NEWSTREAM ENERGY TECHNOLOGIES GROUP, INC.

(Exact name of small business issuer as specified in its charter)

(CLEAN COAL TECHNOLOGIES, INC.)

(Former Name if Changed since Last Report)

Nevada	26-1079442
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

295 Madison Avenue (12th Floor), New York, NY	10017
(Address of principal executive offices)	(Zip Code)

(646) 727-4847

(Issuer’s telephone number)

Securities registered pursuant to Section 12(b) of the Act:

Title of Class	Trading Symbol	Name of Exchange on Which Registered
Common	NSGP	OTCPINKS

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

The number of shares outstanding of Registrant’s Common Stock as of date: August 21, 2023: 81,937,325

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

NewStream Energy Technologies Group, Inc.

(Formerly Clean Coal Technologies, Inc.)

Balance Sheets

(Unaudited)

	June 30,	December 31,
	2023	2022
ASSETS
Current Assets
Cash	$604	$-
Deposits on acquisition	235,500	-
Total Current Assets	236,104	-

Right to use ground lease, net of accumulated amortization of $26,000 and $20,000 respectively	10,000	16,000

Total Assets	$246,104	$16,000

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current Liabilities
Accounts payable	$2,051,287	$2,055,144
Accrued liabilities	8,479,638	15,853,992
Customer deposit – related party	100,000	100,000
Convertible debt, net of unamortized discounts – related party	-	9,856,124
Notes payable – related party	788,200	1,635,986
Convertible notes payable	-	1,549,707
Notes payable, net of unamortized discount	1,084,802	413,185
Total Current Liabilities	12,503,927	31,464,138

Long-Term Liabilities
Convertible debt, net of unamortized discounts – related party	-	18,600
Total Liabilities	12,503,927	31,482,738

Stockholders’ Deficit:
Common stock, $0.00001 par value; 500,000,000 shares authorized, 81,937,325 and 5,002,325 shares issued and outstanding, respectively	819	50
Additional paid-in capital	288,458,473	262,607,277
Accumulated deficit	(300,717,115)	(294,074,065)
Total Stockholders’ Deficit	(12,257,823)	(31,466,738)
Total Liabilities and Stockholders’ Deficit	$246,104	$16,000

The accompanying notes are an integral part of these unaudited financial statements.

NewStream Energy Technologies Group, Inc.

(Formerly Clean Coal Technologies, Inc.)

Statements of Operations

(Unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2023	2022	2023	2022
Operating Expenses:
General and administrative	$277,972	$322,008	$587,119	$617,453
Research and development	3,000	3,292	6,000	6,585
Loss from Operations	(280,972)	(325,300)	(593,119)	(624,038)

Other Income (Expenses):
Change in fair value of share-settled debt	-	30,707	252,138	(73,185)
Interest expense	(55,562)	(367,289)	(114,870)	(743,159)
Loss on settlement of notes and convertible notes payable, related party	(256,502)	-	(6,572,723)	-
Gain on settlement of convertible notes payable	310,141	-	385,524	-
Total Other Income (Expenses)	(1,923)	(336,582)	(6,049,931)	(816,344)

Net Loss	$(282,895)	$(661,882)	$(6,643,050)	$(1,440,382)

Net loss per share basic and diluted	$(0.00)	$(0.14)	$(0.11)	$(0.32)

Weighted average shares outstanding – basic and diluted	81,726,336	4,764,504	58,430,695	4,455,368

The accompanying notes are an integral part of these unaudited financial statements.

NewStream Energy Technologies Group, Inc.

(Formerly Clean Coal Technologies, Inc.)

Unaudited Statements of Changes in Stockholders’ Deficit

For the Three and Six Months Ended June 30, 2023 and 2022

			Additional		Total
	Common Stock		Paid-In	Accumulated	Stockholders’
	Shares	Amount	Capital	Deficit	Deficit
Balance, March 31, 2022	4,142,796	$42	$262,264,404	$(291,590,212)	$(29,325,766)
Common stock issued for conversion of related party convertible debt	857,204	8	342,873	-	342,881
Net loss for the three months ended June 30, 2022	-	-	-	(661,882)	(661,882)
Balance, June 30, 2022	5,000,000	$50	$262,607,277	$(292,252,094)	$(29,644,767)

Balance, March 31, 2023	80,287,325	$803	$287,991,990	$(300,434,220)	$(12,441,427)
Common stock issued for conversion of related party convertible debt	900,000	9	256,490	-	256,499
Common stock issued for conversion of notes payable	750,000	7	209,993	-	210,000
Net loss for the three months ended June 30, 2023	-	-	-	(282,895)	(282,895)
Balance, June 30, 2023	81,937,325	$819	$288,458,473	$(300,717,115)	$(12,257,823)

			Additional		Total
	Common Stock		Paid-In	Accumulated	Stockholders’
	Shares	Amount	Capital	Deficit	Deficit
Balance December 31, 2021	4,142,796	$42	$262,264,404	$(290,811,712)	$(28,547,266)
Common stock issued for conversion of notes payable, related party	857,204	8	342,873	-	342,881
Net loss for the six months ended June 30, 2022	-	-	-	(1,440,382)	(1,440,382)
Balance, June 30, 2022	5,000,000	$50	$262,607,277	$(292,252,094)	$(29,644,767)

Balance December 31, 2022	5,002,325	$50	$262,607,277	$(294,074,065)	$(31,466,738)
Common stock issued for conversion of notes and convertible notes payable, related party	73,000,000	730	24,769,770	-	24,770,500
Common stock issued for conversion of convertible notes payable	3,935,000	39	1,081,426	-	1,081,465
Net loss for the six months ended June 30, 2023	-	-	-	(6,643,050)	(6,643,050)
Balance, June 30, 2023	81,937,325	$819	$288,458,473	$(300,717,115)	$(12,257,823)

The accompanying notes are an integral part of these unaudited financial statements.

NewStream Energy Technologies Group, Inc.

(Formerly Clean Coal Technologies, Inc.)

Statements of Cash Flows

(Unaudited)

	Six Months Ended
	June 30,
	2023	2022
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(6,643,050)	$(1,440,382)
Adjustment to reconcile net loss to net cash used in operating activities:
Amortization of debt discounts	21,617	37,655
Change in fair value of share-settled debt	(252,138)	73,185
Gain on settlement of convertible notes payable	(385,524)	-
Loss on settlement of related party notes and convertible notes payable	6,572,723	-
Amortization of lease asset	6,000	6,000
Changes in operating assets and liabilities:
Increase (decrease) in accounts payable	(3,855)	3,000
Increase in accrued expenses	526,833	986,714
Net Cash Used in Operating Activities	(157,394)	(333,828)

CASH FLOWS FROM INVESTING ACTIVITES:
Deposits on acquisition	(235,500)	-
Net Cash Used in Investing Activities	(235,500)	-

CASH FLOWS FROM FINANCING ACTIVITIES:
Cash overdraft	(2)	-
Borrowings on related party debt	27,390	332,166
Payments on related party debt	(283,890)	-
Borrowings on convertible debt, net of original issue discounts – related party	650,000	-
Net Cash Provided by Financing Activities	393,498	332,166

NET CHANGE IN CASH AND CASH EQUIVALENTS	604	(1,662)
CASH AND CASH EQUIVALENTS – beginning of period	-	1,762
CASH AND CASH EQUIVALENTS – end of period	$604	$100

SUPPLEMENTAL DISCLOSURES:
Cash paid for interest	$40,792	$-
Cash paid for income taxes	$-	$-

NON-CASH INVESTING AND FINANCING ACTIVITIES:
Conversion of convertible notes payable and accrued interest, related party	$17,461,358	$342,881
Conversion of notes payable and accrued interest	$736,421	$-
Conversion of convertible notes payable and accrued interest	$1,466,988	$-

The accompanying notes are an integral part of these unaudited financial statements.

NewStream Energy Technologies Group, Inc.

(Formerly Clean Coal Technologies, Inc.)

Notes to Financial Statements

(Unaudited)

NOTE 1: BASIS OF PRESENTATION

During June 2023, Clean Coal Technologies, Inc. changed its name to NewStream Energy Technologies Group, Inc. (“NewStream”, or the “Company”) with a new Ticker symbol NSGP. The accompanying unaudited interim financial statements of NewStream have been prepared in accordance with accounting principles generally accepted in the United States of America and the rules of the Securities and Exchange Commission, and should be read in conjunction with the audited financial statements and notes thereto contained in NewStream’s Annual Report on Form 10-K filed with the SEC. In the opinion of management, the accompanying unaudited interim financial statements reflect all adjustments, consisting of normal recurring adjustments, necessary to present fairly the financial position and the results of operations for the interim period presented herein. The results of operations for interim periods are not necessarily indicative of the results to be expected for the full year or for any future period. Notes to the financial statements which would substantially duplicate the disclosure contained in the audited financial statements for fiscal 2022 as reported in the Form 10K have been omitted.

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

For the six months ended June 30, 2023 and 2022, the Company realized net losses, resulting in outstanding warrants and convertible debt having an antidilutive effect. All potentially dilutive instruments were excluded from the calculation of diluted net loss per share as their inclusion would have been anti-dilutive.

The following table summarizes the potential shares of common stock that were excluded from the computation of diluted net loss per share for the six months ended June 30, 2023 and 2022 as such shares would have had an anti-dilutive effect:

	June 30,
	2023	2022
Convertible notes payable	-	3,383,501
Total	-	3,383,501

Recent Accounting Pronouncements

The Company has implemented all new accounting pronouncements that are in effect and that may impact its financial statements. The Company does not believe that there are any other new accounting pronouncements that have been issued that might have a material impact on its financial position or results of operations.

NOTE 2: GOING CONCERN

The accompanying financial statements have been prepared on a going concern basis of accounting which contemplates continuity of operations, realization of assets, liabilities, and commitments in the normal course of business. The accompanying financial statements do not reflect any adjustments that might result if NewStream is unable to continue as a going concern. NewStream has a working capital deficit as of June 30, 2023 and has generated recurring net losses since inception. Management believes NewStream will need to raise capital in order to operate over the next 12 months.

As shown in the accompanying financial statements, NewStream has also incurred significant losses from operations since inception. NewStream’s continuation as a going concern is dependent upon its ability to generate sufficient cash flow to meet its obligations on a timely basis and ultimately to attain profitability. NewStream has limited capital with which to pursue its business plan. There can be no assurance that NewStream’s future operations will be significant and profitable, or that NewStream will have sufficient resources to meet its objectives. These conditions raise substantial doubt as to NewStream’s ability to continue as a going concern. Management may pursue either debt or equity financing or a combination of both, in order to raise sufficient capital to meet NewStream’s financial requirements over the next twelve months and to fund its business plan. There is no assurance that management will be successful in raising additional funds.

NOTE 3: RESEARCH AND DEVELOPMENT

Research and development expenses include salaries, related employee expenses, facility lease expense, research expenses and consulting fees. All costs for research and development activities are expensed as incurred. In addition, the Company expenses the costs of licenses of patents and the prosecution of patents until the issuance of such patents and the commercialization of related products is reasonably assured. During the six months ended June 30, 2023 and 2022, the Company recognized $6,000 and $6,585 of research and development costs, respectively.

NOTE 4: RELATED PARTY TRANSACTIONS

Reorganization and Prepaid Expenses

During May 2023, the Company entered into an Agreement and Plan of Merger and Reorganization (“Reorganization”) with NewStream Energy Technology Group, Inc. The Reorganization was not completed prior to the end of June 2023, with the Company advancing $235,500 in cash for the prepayment of acquisition costs to the owners of NewStream Energy Technology Group, Inc. as of June 30, 2023.

Wages and bonus payable to related parties

Accruals for salary and bonuses to officers and directors are included in accrued liabilities in the balance sheets and totaled $8,045,314 and $7,543,255 as of June 30, 2023 and December 31, 2022, respectively. As part of the separation agreement with Mr. Ponce de Leon, the Company agreed to pay him all his accrued salary within two years but agreed to pay him $200,000 by November 2015 out of revenues earned. As the Company did not earn revenue in 2015 and as at June 30, 2023 has still not earned revenue, the obligation to Mr. Ponce de Leon of $1,938,201 is currently in default and the amount includes $711,487 in accrued interest. It is the Company’s intention to pay Mr. Ponce de Leon immediately upon receiving revenue.

Convertible Debt

As of December 31, 2022, the Company had outstanding convertible notes payable and accrued interest to a related party totaling $9,874,724 and $7,586,634, respectively. The convertible notes were secured by assets and the common stock of the Company, incurred interest at 12% per annum, were convertible into shares of the Company’s common stock at $0.06 per share and were past due. During February 2023, the Company entered into a settlement agreement, whereby, with the holder of the convertible notes agreed to convert all of the outstanding debt and accrued interest into 70,200,000 shares of the Company’s common stock, with 69,300,000 shares issued during February 2023 and the remaining 900,000 shares issued in April 2023. The 69,300,000 shares were valued at $23,562,000, and the 900,000 shares were valued at $256,500, or the market price of the common stock on the dates of issuance of $0.34 and $0.29 per share, respectively. As a result, the Company recognized a loss on debt conversion of $6,357,144 during the six months ended June 30, 2023. As of June 30, 2023 and December 31, 2022, the balance on the borrowings was $0 and $9,856,124, respectively.

Nonconvertible Debt

As of December 31, 2022, the Company had outstanding nonconvertible notes payable and accrued interest to a related party totaling $847,786 and $145,135, respectively. During the six months ended June 30, 2023, the Company borrowed a total of $27,390 and repaid $283,890 in cash. The borrowings are unsecured, bear no interest and are due on demand. During February 2023, the Company entered into a settlement agreement, whereby, the holder of the nonconvertible notes agreed to convert all of the outstanding debt and accrued interest into 3,700,000 shares of the Company’s common stock. The 2,800,000 shares were valued at $952,000, or the market price of the common stock on the date of issuance of $0.34. As a result, the Company recognized a loss on debt conversion of $215,579 during the six months ended June 30, 2023. As of June 30, 2023 and December 31, 2022, the balance on the borrowings was $0 and $847,786, respectively.

As of June 30, 2023 and December 31, 2022, the Company had outstanding advances payable to an officer of the Company of $83,200 and $83,200, respectively.

As of June 30, 2023 and December 31, 2022, the Company had outstanding notes payable of $705,000 and $705,000, respectively, to an individual that is a significant shareholder.

NOTE 5: DEBT

Notes Payable

During March 2023, the Company entered into two notes payable, both with principal balances of $93,500 and original issuance discounts of $18,500. The notes payable are unsecured, due in one year, accrue interest at the rate of 10% per annum and if there is an event of default, such as not repaying the note when due, the notes become convertible into shares of the Company’s common stock at a the lesser of $0.10 per share, or 90% of the average of the two lowest volume weighted average market prices for the five consecutive trading days prior to the conversion date. As of June 30, 2023, the outstanding principal balances for both notes payable and related debt discounts were $93,500 and $13,875, respectively. During the six months ended June 30, 2023, the Company recognized a total of $9,250 in interest expense from the amortization of debt discounts.

During April 2023, the Company entered into a note payable in the amount of $397,727 with an original issuance discount of $47,722. The note payable is unsecured, due in one year, accrues interest at the rate of 10% per annum and if there is an event of default, such as not repaying the note when due, the note becomes convertible into shares of the Company’s common stock at a the lesser of $0.04 per share, or 90% of the average of the two lowest volume weighted average market prices for the five consecutive trading days prior to the conversion date. As of June 30, 2023, the outstanding principal balance on the note payable was $397,727 and related debt discount was $39,772. During the six months ended June 30, 2023, the Company recognized $7,955 in interest expense from the amortization of the debt discount. During April 2023, the Company entered into a note payable in the amount of $176,470 with an original issuance discount of $26,470.

The note payable is unsecured, due in one year, accrues interest at the rate of 10% per annum and if there is an event of default, such as not repaying the note when due, the note becomes convertible into shares of the Company’s common stock at $0.20 per share. As of June 30, 2023, the outstanding principal balance on the note payable was $176,470 and related debt discount was $22,058. During the six months ended June 30, 2023, the Company recognized $4,412 in interest expense from the amortization of the debt discount.

As of June 30, 2023 and December 31, 2022, the Company had outstanding notes payable to former affiliates of the Company of $413,185 and $413,185, respectively. The notes payable are unsecured, bear no interest and are due on demand.

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

During April 2023, the Company entered into a settlement agreement with the holder of the two above mentioned convertible notes, whereby the Company agreed to issue 750,000 shares of common stock valued at the market price on the date of issuance of $210,000, or $0.28 per share, in exchange for the outstanding convertible note balance with a fair market value of $450,011 and accrued interest of $70,129, recognizing a gain on debt conversion of $310,140 during the six months ended June 30, 2023.

During January 2020, the Company issued a convertible note payable in the amount of $138,000, due in one-year, original issuance discount of $3,000, accrued interest at 8% per annum unsecured and convertible into shares of the Company’s common stock at a discount of 65% of the lowest trading price for the Company’s common stock during the ten trading days immediately preceding the conversion. During January 2023, the Company entered into a settlement agreement with the note holder, whereby the Company agreed to issue 685,000 shares of common stock valued at the market price on the date of issuance of $266,466, or $0.39 per share, in exchange for the outstanding convertible note balance with a fair market value of $338,857 and accrued interest of $22,770, recognizing a gain on debt conversion of $95,161 during the six months ended June 30, 2023.

During February 2020 and April 2020, the Company issued two convertible notes payable in the amounts of $440,000 and $247,500, respectively. The convertible notes were due in one-year, had original issuance discounts of $40,000 and $22,500, respectively, accrued interest at 5% per annum, were unsecured and convertible into shares of the Company’s common stock at a discount of 65% of the lowest trading price for the Company’s common stock during the ten trading days immediately preceding the conversion. During January 2023, the Company entered into a settlement agreement with the holder of the convertible notes, whereby the Company agreed to issue 2,500,000 shares of common stock valued at the market price on the date of issuance of $605,000, or $0.24 per share, in exchange for the outstanding convertible note balances with a combined fair market value of $508,700 and accrued interest of $76,522, recognizing a loss on debt conversion of $19,778 during the six months ended June 30, 2023.

During the six months ended June 30, 2023 and 2022, the Company recognized $252,138 in fair value gains and $73,185 in fair value losses as a result of the conversion options on the above-mentioned convertible debt, respectively.

NOTE 6: STOCKHOLDERS’ EQUITY

Common Stock

During February 2023, as a result of convertible debt settlement agreements with two related party companies who were under common control, the Company issued 72,100,000 shares of common stock valued at $24,514,000, or the market price on the date of issuance or $0.34 per share (see Note 4). This transaction results in a change of control.

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

During April 2023, as a result of a convertible debt settlement agreement, the Company issued 750,000 shares of common stock valued at $210,000, or the market price on the date of issuance or $0.28 per share (see Note 5).

During April 2023, as a result of a convertible debt settlement agreement with a related party company, the Company issued 900,000 shares of common stock valued at $256,500, or the market price on the date of issuance or $0.29 per share (see Note 5).

NOTE 7: SUBSEQUENT EVENTS

In August 2023 the company received a total of $21,000 from Wyoming New Power. The terms of the Promissory Notes are 12% interest repayable on demand.

In August the company entered into a $25,000 SPA with an existing shareholder. The terms of the SPA are the sale of restricted shares at $0.15 per share and 166,667 five year warrants at a strike price of $.25.

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

During 2023, Clean Coal Technologies, Inc. changed its name to NewStream Energy Technologies Group, Inc. (“NewStream”, or the “Company”). Over the past decade, NewStream has developed processes that address what we believe are the key technology priorities of the global coal industry. We currently have three processes in our intellectual property portfolio:

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

Anticipated Benefits of the Technology:

●	Reduction of undesired emissions and greenhouse gases through the removal of compounds that are not required for combustion in conventional boilers.

●

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

●

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

●

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

Pristine-M. Testing of the Pristine M process on Powder River Basin coal at the AES facility in Oklahoma was completed in December 2017. The Pristine M process was successfully tested and the process, engineering and science were independently proven. The test facility was moved from the AES location to Wyoming where reassembly commenced in Q4 2019 and testing of international coal is expected upon completion of reassembly. The reassembly was delayed due to the pandemic and is expected to be completed in Q4 2023. Over several months in 2018 and early 2019 the University of Wyoming independently validated the Pristine M process in their laboratory. By coating the exterior of the coal during the stabilization period with heavy hydrocarbons the process produces dust free stabilized coal for transportation.

Pristine-SA process. Pristine SA process analysis is at a very early stage. Further research and development is expected using the test facility at its permanent location in Wyoming. The introduction of the Rotary Kiln and the higher temperatures it can achieve will enable a more accurate testing protocol for this process.

Business Outlook

●

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

●

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

●

The Company entered into a partnership with the University of Wyoming with the sole focus of using our suite of technologies to increase the use of and value of Wyoming Powder River Basin coal. Primary focus is on utilizing our technology to extract valuable derivative products from coal. Changes to the process have been identified by the University and the company EPC engineers and will be incorporated in the reassembly of the facility in Wyoming. The University confirmed in Q2, 2019 that they had successfully validated the Pristine M process in their laboratory and as a result entered into an agreement with the Company. The agreement between the University and the Company is for the reassembly of the second generation test facility. The University will advance to the EPC contractor on a two to one basis. As of the date of this filing the University has advanced a total of approximately $1,300,000 directly to the manufacturer of the Rotary Kiln. The company has recognized in its accounts a payable due to the University of Wyoming of $1,000,000 which will be part of a co-share use of the kiln. The kiln and all its relevant control panels was delivered to our site at Gillette, Wyoming in June 2020. The Company has negotiated an operational agreement with the University regarding the testing and ongoing shared use of the kiln. This agreement includes the independent testing of the rotary Kiln.

●

The Company has been engaged with AusTrade (The Australian Trade and Investment Commission) and through that relationship has partnered with three separate universities in Australia. Like the University of Wyoming these Universities have a focus on their local coal both from a beneficiation perspective and also extracting derivative by products from coal using our technology. The Company received full Australian patents in Q2, 2019 so the company plans to move forward with this relationship in Q4 2023 following the assembly of the second-generation test facility.

●

The Company continues in discussions with the Minister for Coal in India and a number of the Energy governmental bodies in India. Coal samples are expected to be sent for testing once the Second Generation Test Facility is assembled which is expected in Q4 2023 but subject to further delays

●	Meetings occurred in Q2, 2019 with the US DOE, DOD and Wyoming State Representatives to further our technology to benefit US coal.

Employees

As of June 30, 2023, we had two full-time executives. President and CEO Robin Eves, Chief Operations Officer and Aiden Neary, Chief Financial Officer have written employment agreements. Messrs. Eves and Neary received no compensation for their participation on the Board of Directors.

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

Results of Operations

We had no direct revenues for the six months ended June 30, 2023 or June 30, 2022. In 2017, we received $100,000 as a non-refundable deposit on a two million ton license agreement from Wyoming New Power, a related party. The definitive license agreement is expected to be completed in 2024 following the assembly of the second generation test facility. In the year ended December 31, 2012, we received an initial license fee of $375,000 from Jindal paid pursuant to the signing of our coal testing plant construction contract. The balance of $375,000 will be due upon the successful testing of Jindal coal in our second generation test facility in Wyoming. We do not anticipate any significant royalty fees for approximately 12-18 months thereafter.

For the Three Months Ended June 30, 2023 and June 30, 2022

Revenues

We have generated no revenues for the three months ended June 30, 2023 and 2022.

Operating Expenses

Our operating expenses for the three months ended June 30, 2023 totaled $280,972, compared to $325,300 for the three month period in 2022. The primary component of the operating expenses for the three months ended June 30, 2023 and 2022 was general and administrative expenses, recognizing $277,972, compared to $322,008 for the three months ended June 30, 2022.

Other Income and Expenses

During the three months ended June 30, 2023, we recognized total other expense of $1,923 compared to total other expense of $336,582 for the three months ended June 30, 2022. The $334,659 decrease is mainly due to a $311,727 decrease in interest expense and $310,141 increase in gain on settlement of convertible notes payable, partially offset by a $256,502 decrease in the loss on settlement of notes and convertible notes payable, related party and a $30,707 decrease in gain on change in fair value of share settled debt.

Net Income/Loss

For the three months ended June 30, 2023, we had net loss of $282,895, compared to a net loss of $661,882 for the three months ended June 30, 2022. The $379,987 decrease in net loss is mainly due to the $334,659 decrease in other expenses, as well as the $44,328 decrease in operating expenses, as discussed above.

For the Six months Ended June 30, 2023 and 2022

Revenues

We have generated no revenues for the six months ended June 30, 2023 and 2022.

Operating Expenses

Our operating expenses for the six months ended June 30, 2023 totaled $593,119 compared to $624,038 for the six month period in 2022. The primary component of the operating expenses for the six months ended June 30, 2023 was general and administrative expenses of $587,119, compared to $617,453 for the six months ended June 30, 2022. Research and development expenses decreased $585 during the six months ended June 30, 2023 to $6,000, compared to $6,585 during the six months ended June 30 2022.

Other Income and Expenses

During the six months ended June 30, 2023, we recognized total other expense of $6,049,931, compared to $816,344 for the six months ended June 30, 2022. Most of the $5,233,587 increase is due to a $6,572,723, or 100%, increase in the loss on settlement of notes and convertible notes payable, related party. The increase is partially offset by a $385,524, or 100%, increase in gain on settlement of convertible notes payable, a $628,289, or approximately 85%, decrease in interest expense and a $325,323, or approximately 445%, increase in gain on change in fair value of share settled debt.

Net Income/Loss

For the six months ended June 30, 2023, we had net loss of $6,643,050, compared to a net loss of $1,440,382 for the six months ended June 30, 2022. The $5,202,668 increase in net loss is mainly due to the $5,233,587 increase in other expenses, partially offset by a $30,919 decrease in loss from operations, as discussed above.

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

Liquidity and Capital Resources

We have generated minimal revenues since inception. We have obtained cash for operating expenses through advances and/or loans from affiliates and stockholders, the sale of common stock, the issuance of loans and convertible debentures.

Net Cash Used in Operating Activities. Our primary source of operating cash during the six months ended June 30, 2023 was borrowings on related party debt, third party debt and convertible debt. Our primary uses of funds in operations were the completion of the construction of the test facility including the testing of the plant, the payment of professional and consulting fees and general operating expenses.

Net cash used in operating activities was $157,394 for the six months ended June 30, 2023, compared to $333,828 for the same period in 2022. The $176,434 increase is mainly a result of a $5,202,668 increase in net loss during the six months ended June 30, 2023 compared to the 2022 period. Additionally, there was $466,736 reduction in the payments of accounts payable and accrued expenses during the six months ended June 30, 2023 compared to the 2022 period. The increase in net loss, prepaid assets and increases in the net changes of operating liabilities are partially offset by a $5,845,838 decrease in non-cash expense adjustments such as gains and losses on settlement of convertible notes payable and notes and convertible notes payable, related party, debt discount amortization, lease asset amortization, loan extension fees and changes in fair value of share-settled debt.

Net Cash Used In Investing Activities. There was a $235,500 expense in deposits on acquisition during the six months to June 2023 with zero balance during the same period last year.

Net Cash Provided by Financing Activities. Net cash provided by financing activities during the six months ended June 30, 2023 totaled $393,498, compared to $332,166 during the six months ended June 30, 2022. During the six months ended June 30, 2023 and 2022, we received $27,390 and $332,166 from the issuance of notes payable to a related party, and $650,000 and $0 from the issuance of convertible notes payable, respectively. We repaid $283,890 and $0 of notes payable to a related party during the six months ended June 30, 2023 and 2022, respectively.

Cash Position and Outstanding Indebtedness

At June 30, 2023, we had $246,104 in total assets, consisting of $604 in cash, $235,500 in deposits on acquisition and $10,000 in right-to-use assets, We had $12,503,927 in liabilities, all current liabilities consisting primarily of accounts payable, accrued liabilities, short-term convertible and non-convertible debt and related party convertible and non-convertible debt.

At December 31, 2022, we had total assets of $16,000 and $31,482,738 in liabilities, which consisted of $31,464,138 incurrent liabilities and $18,600 in long-term liabilities. Current liabilities consist primarily of accounts payable, accrued liabilities, short-term convertible and non-convertible debt and related party convertible and non-convertible debt.

Our working capital deficit at June 30, 2023 and December 31, 2022 was $12,267,823 and $31,464,138, respectively.

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

Construction of the coal testing plant was completed in 2015 and testing commenced in December 2015 at the AES Coal Power Utility in Oklahoma. As of June 30, 2022, we have paid $11,259,224 in development costs. The facility was moved to Wyoming in the first quarter of 2019. We anticipate that there will be an additional cost of approximately $4 million to acquire the additional parts for the second generation test facility and for its assembly.

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

ITEM 4. CONTROLS AND PROCEDURES

As of June 30, 2023, we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Exchange Act Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended. Based on this evaluation, management concluded that our financial disclosure controls and procedures were not effective due to our limited internal resources and lack of ability to have multiple levels of transaction review. There is a lack of appropriate segregation of duties within the Company, no control documentation being produced, and no one to review control documentation if it was being produced. As of June 30, 2023, we had two full time officers of the company.

There were no changes in internal control over financial reporting that occurred during the period covered by this report that have materially affected, or are reasonably likely to materially effect, our internal controls and procedures. We do not expect to implement any changes to our controls and procedures until there is a significant change in our operations or capital resources.

PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

As part of the separation agreement with Mr. Ponce de Leon, the ex COO of the Company, the Company agreed to pay him his accrued salary of $1,226,711 within two years but agreed to pay him $200,000 by November 2015 out of revenues earned. As the Company did not earn revenue in 2015 and as at December 2017 has still not earned revenue, the obligation to Mr. Ponce de Leon is currently in default. It is the Company’s intention to pay Mr. Ponce de Leon immediately upon receiving revenue including any interest that has been accrued. As of June 30, 2023, the Company has accrued a total of $1,938,201 in accrued salary and interest.

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

NewStream Technologies Group, Inc.

Date: August 21, 2023	By:	/s/ Aiden Neary
Aiden Neary
Chief Financial Officer