Form 10-Q
period 2023-09-30
NewStream Energy Technologies Group Inc
filed 2023-11-20
CIK 1445109

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: September 30, 2023

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

The number of shares outstanding of Registrant’s Common Stock as of date: November 20, 2023: 366,388,685

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

NewStream Energy Technologies Group, Inc.

(Formerly Clean Coal Technologies, Inc.)

Balance Sheets

(Unaudited)

	September 30,	December 31,
	2023	2022
ASSETS
Current Assets
Cash	$187	$-
Deposits on acquisition	235,500	-
Total Current Assets	235,687	-

Right to use ground lease, net of accumulated amortization of $26,000 and $20,000 respectively	7,000	16,000

Total Assets	$242,687	$16,000

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current Liabilities
Accounts payable	$2,041,837	$2,055,144
Accrued liabilities	5,791,662	15,853,992
Customer deposit – related party	100,000	100,000
Convertible debt, net of unamortized discounts – related party	-	9,856,124
Notes payable – related party	796,700	1,635,986
Convertible notes payable	-	1,549,707
Notes payable, net of unamortized discount	1,112,600	413,185
Total Current Liabilities	9,842,799	31,464,138

Long-Term Liabilities
Convertible debt, net of unamortized discounts – related party	-	18,600
Total Liabilities	9,842,799	31,482,738

Stockholders’ Deficit:
Common stock, $0.00001 par value; 500,000,000 shares authorized, 366,151,185 and 5,002,325 shares issued and outstanding, respectively	3,661	50
Additional paid-in capital	355,009,508	262,607,277
Prepaid acquisition	(63,250,000)	-
Common stock to be issued	50,000	-
Accumulated deficit	(301,413,281)	(294,074,065)
Total Stockholders’ Deficit	(9,600,112)	(31,466,738)
Total Liabilities and Stockholders’ Deficit	$242,687	$16,000

The accompanying notes are an integral part of these unaudited financial statements.

NewStream Energy Technologies Group, Inc.

(Formerly Clean Coal Technologies, Inc.)

Statements of Operations

(Unaudited)

	Three Months Ended		Nine months Ended
	September 30,		September 30,
	2023	2022	2023	2022
Operating Expenses:
General and administrative	$621,488	$292,947	$1,208,607	$910,400
Research and development	3,000	3,000	9,000	9,585
Loss from Operations	(624,488)	(295,947)	(1,217,607)	(919,985)

Other Income (Expenses):
Change in fair value of share-settled debt	-	22,739	252,138	(50,446)
Interest expense	(71,678)	(404,100)	(186,548)	(1,147,259)
Loss on settlement of notes and convertible notes payable, related party	-	-	(6,572,723)	-
Gain on settlement of convertible notes payable	-	-	385,524	-
Total Other Income (Expenses)	(71,678)	(381,361)	(6,121,609)	(1,197,705)

Net Loss	$(696,166)	$(677,308)	$(7,339,216)	$(2,117,690)

Net loss per share basic and diluted	$(0.01)	$(0.14)	$(0.09)	$(0.46)

Weighted average shares outstanding – basic and diluted	115,810,208	5,000,000	77,767,381	4,638,907

The accompanying notes are an integral part of these unaudited financial statements.

NewStream Energy Technologies Group, Inc.

(Formerly Clean Coal Technologies, Inc.)

Unaudited Statements of Changes in Stockholders’ Deficit

For the Three and Nine months Ended September 30, 2023 and 2022

	Common Stock		Additional Paid-In	Common Stock	Accumulated	Total Stockholders’
	Shares	Amount	Capital	To Be Issued	Deficit	Deficit
Balance, June 30, 2022	5,000,000	$50	$262,607,277	$-	$(292,252,094)	$(29,644,767)
Net loss for the three months ended September 30, 2022	-	-	-	-	(677,308)	(677,308)
Balance, September 30, 2022	5,000,000	$50	$262,607,277	$-	$(292,929,402)	$(30,322,075)

Balance, June 30, 2023	81,937,325	$819	$288,458,473	$-	$(300,717,115)	$(12,257,823)
Common stock issued for conversion of related party accrued compensation	7,347,193	73	2,938,804	-	-	2,938,877
Common stock issued for prepaid acquisition	275,000,000	2,750	(2,750)	-	-	-
Common stock and stock warrants issued for cash	166,667	2	24,998	-	-	25,000
Cash received for common stock to be issued	-	-	-	50,000	-	50,000
Common stock issued for services	1,700,000	17	339,983	-	-	340,000
Net loss for the three months ended September 30, 2023	-	-	-	-	(696,166)	(696,166)
Balance, September 30, 2023	366,151,185	$3,661	$291,759,508	$50,000	$(301,413,281)	$(9,600,112)

	Common Stock		Additional Paid-In	Common Stock	Accumulated	Total Stockholders’
	Shares	Amount	Capital	To Be Issued	Deficit	Deficit
Balance December 31, 2021	4,142,796	$42	$262,264,404	$-	$(290,811,712)	$(28,547,266)
Common stock issued for conversion of notes payable, related party	857,204	8	342,873	-	-	342,881
Net loss for the nine months ended September 30, 2022	-	-	-	-	(2,117,690)	(2,117,690)
Balance, September 30, 2022	5,000,000	$50	$262,607,277	$-	$(292,929,402)	$(30,322,075)

Balance December 31, 2022	5,002,325	$50	$262,607,277	$-	$(294,074,065)	$(31,466,738)
Common stock issued for conversion of notes payable, related party	73,000,000	730	24,769,770	-	-	24,770,500
Common stock issued for conversion of related party accrued compensation	7,347,193	73	2,938,804	-	-	2,938,877
Common stock issued for conversion of convertible notes payable	3,935,000	39	1,081,426	-	-	1,081,465
Common stock issued for prepaid acquisition	275,000,000	2,750	(2,750)	-	-	-
Common stock and stock warrants issued for cash	166,667	2	24,998	-	-	25,000
Cash received for common stock to be issued	-	-	-	50,000	-	50,000
Common stock issued for services	1,700,000	17	339,983		-	340,000
Net loss for the three months ended September 30, 2023	-	-	-	-	(7,339,216)	(7,339,216)
Balance, September 30, 2023	366,151,185	$3,661	$291,759,508	$50,000	$(301,413,281)	$(9,600,112)

The accompanying notes are an integral part of these unaudited financial statements.

NewStream Energy Technologies Group, Inc.

(Formerly Clean Coal Technologies, Inc.)

Statements of Cash Flows

(Unaudited)

	Nine months Ended
	September 30,
	2023	2022
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(7,339,216)	$(2,117,690)
Adjustment to reconcile net loss to net cash used in operating activities:
Amortization of debt discounts	49,415	41,181
Change in fair value of share-settled debt	(252,138)	50,446
Gain on settlement of convertible notes payable	(385,524)	-
Loss on settlement of related party notes and convertible notes payable	6,572,723	-
Common stock issued for services	340,000	-
Amortization of lease asset	9,000	9,000
Changes in operating assets and liabilities:
Increase (decrease) in accounts payable	(13,305)	3,125
Increase in accrued expenses	777,734	1,595,095
Net Cash Used in Operating Activities	(241,311)	(418,843)

CASH FLOWS FROM INVESTING ACTIVITES:
Deposits on acquisition	(235,500)	-
Net Cash Used in Investing Activities	(235,500)	-

CASH FLOWS FROM FINANCING ACTIVITIES:
Cash overdraft	(2)	-
Common stock issued for cash	25,000	-
Cash received for common stock to be issued	50,000	-
Borrowings on related party debt	48,390	428,866
Payments on related party debt	(296,390)	(10,000)
Borrowings on convertible debt, net of original issue discounts – related party	650,000	-
Net Cash Provided by Financing Activities	476,998	418,866

NET CHANGE IN CASH AND CASH EQUIVALENTS	187	23
CASH AND CASH EQUIVALENTS – beginning of period	-	1,762
CASH AND CASH EQUIVALENTS – end of period	$187	$1,785

SUPPLEMENTAL DISCLOSURES:
Cash paid for interest	$68,527	$-
Cash paid for income taxes	$-	$-

NON-CASH INVESTING AND FINANCING ACTIVITIES:
Common stock issued for prepaid acquisition	$2,750	$-
Conversion of convertible notes payable and accrued interest, related party	$17,461,358	$342,881
Conversion of related party accrued compensation	$2,983,876	$-
Conversion of notes payable and accrued interest	$736,421	$-
Conversion of convertible notes payable and accrued interest	$1,466,988	$-

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

For the nine months ended September 30, 2023 and 2022, the Company realized net losses, resulting in outstanding warrants and convertible debt having an antidilutive effect. All potentially dilutive instruments were excluded from the calculation of diluted net loss per share as their inclusion would have been anti-dilutive.

The following table summarizes the potential shares of common stock that were excluded from the computation of diluted net loss per share for the nine months ended September 30, 2023 and 2022 as such shares would have had an anti-dilutive effect:

	September 30,
	2023	2022
Common stock warrants	500,001	-
Common stock to be issued	333,334	-
Convertible notes payable	-	3,620,882
Total	833,335	3,620,882

Recent Accounting Pronouncements

The Company has implemented all new accounting pronouncements that are in effect and that may impact its financial statements. The Company does not believe that there are any other new accounting pronouncements that have been issued that might have a material impact on its financial position or results of operations.

NOTE 2: GOING CONCERN

The accompanying financial statements have been prepared on a going concern basis of accounting which contemplates continuity of operations, realization of assets, liabilities, and commitments in the normal course of business. The accompanying financial statements do not reflect any adjustments that might result if NewStream is unable to continue as a going concern. NewStream has a working capital deficit as of September 30, 2023 and has generated recurring net losses since inception. Management believes NewStream will need to raise capital in order to operate over the next 12 months.

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

NOTE 3: RESEARCH AND DEVELOPMENT

Research and development expenses include salaries, related employee expenses, facility lease expense, research expenses and consulting fees. All costs for research and development activities are expensed as incurred. In addition, the Company expenses the costs of licenses of patents and the prosecution of patents until the issuance of such patents and the commercialization of related products is reasonably assured. During the nine months ended September 30, 2023 and 2022, the Company recognized $9,000 and $9,585 of research and development costs, respectively.

NOTE 4: RELATED PARTY TRANSACTIONS

Reorganization and Prepaid Expenses

During May 2023, the Company entered into an Agreement and Plan of Merger and Reorganization (“Reorganization”) with NewStream Energy Technology Group, Inc. On September 19, 2023, in anticipation of an October 24, 2023 closing (see Note 7), the Company issued 275,000,000 shares of its common stock, with a market trading price on the date of issuance of $0.23 per share. The value of the shares issued was recorded at par value as the Reorganization was not completed prior to the end of September 2023. In addition, the Company advanced $235,500 in cash for the prepayment of acquisition costs to the owners of NewStream Energy Technology Group, Inc. as of September 30, 2023.

Wages and bonus payable to related parties

Accruals for salary and bonuses to officers and directors are included in accrued liabilities in the balance sheets and totaled $5,337,691 and $7,543,255 as of September 30, 2023 and December 31, 2022, respectively. As part of the separation agreement with Mr. Ponce de Leon, the Company agreed to pay him all his accrued salary within two years but agreed to pay him $200,000 by November 2015 out of revenues earned. As the Company did not earn revenue in 2015 and as at September 30, 2023 has still not earned revenue, the obligation to Mr. Ponce de Leon of $1,962,735 is currently in default and the amount includes $736,021 in accrued interest. It is the Company’s intention to pay Mr. Ponce de Leon immediately upon receiving revenue.

During September 2023, one director and one officer of the Company elected to convert a total of $2,938,804 in back due compensation into 7,347,193 shares of its common stock valued at $1,469,439, which was recognized as contributed capital in additional paid-in capital due to the related party nature.

Convertible Debt

As of December 31, 2022, the Company had outstanding convertible notes payable and accrued interest to a related party totaling $9,874,724 and $7,586,634, respectively. The convertible notes were secured by assets and the common stock of the Company, incurred interest at 12% per annum, were convertible into shares of the Company’s common stock at $0.06 per share and were past due. During February 2023, the Company entered into a settlement agreement, whereby, with the holder of the convertible notes agreed to convert all of the outstanding debt and accrued interest into 70,200,000 shares of the Company’s common stock, with 69,300,000 shares issued during February 2023 and the remaining 900,000 shares issued in April 2023. The 69,300,000 shares were valued at $23,562,000, and the 900,000 shares were valued at $256,500, or the market price of the common stock on the dates of issuance of $0.34 and $0.29 per share, respectively. As a result, the Company recognized a loss on debt conversion of $6,357,144 during the nine months ended September 30, 2023. As of September 30, 2023 and December 31, 2022, the balance on the borrowings was $0 and $9,856,124, respectively.

Nonconvertible Debt

As of December 31, 2022, the Company had outstanding nonconvertible notes payable and accrued interest to a related party totaling $847,786 and $145,135, respectively. During the nine months ended September 30, 2023, the Company borrowed a total of $27,390 and repaid $283,890 in cash. The borrowings are unsecured, bear no interest and are due on demand. During February 2023, the Company entered into a settlement agreement, whereby, the holder of the nonconvertible notes agreed to convert all of the outstanding debt and accrued interest into 2,800,000 shares of the Company’s common stock. The 2,800,000 shares were valued at $952,000, or the market price of the common stock on the date of issuance of $0.34. As a result, the Company recognized a loss on debt conversion of $215,579 during the nine months ended September 30, 2023. As of September 30, 2023 and December 31, 2022, the balance on the borrowings was $0 and $847,786, respectively.

As of September 30, 2023 and December 31, 2022, the Company had outstanding advances payable to an officer of the Company of $83,200 and $83,200, respectively.

As of September 30, 2023 and December 31, 2022, the Company had outstanding notes payable of $705,000 and $705,000, respectively, to an individual that is a significant shareholder.

During the nine months ended September 30, 2023, the Company received $21,000 and repaid $12,500 in cash advances from an entity owned by a significant shareholder of the Company for operating expenses. The advances are unsecured and accrue interest at 12% per annum. As of September 30, 2023 and December 31, 2022, the Company had outstanding notes payable of $8,500 and $0, respectively.

NOTE 5: DEBT

Notes Payable

During March 2023, the Company entered into two notes payable, both with principal balances of $93,500 and original issuance discounts of $18,500. The notes payable are unsecured, due in one year, accrue interest at the rate of 10% per annum and if there is an event of default, such as not repaying the note when due, the notes become convertible into shares of the Company’s common stock at a the lesser of $0.10 per share, or 90% of the average of the two lowest volume weighted average market prices for the five consecutive trading days prior to the conversion date. As of September 30, 2023, the outstanding principal balances for both notes payable and related debt discounts were $93,500 and $9,250, respectively. During the nine months ended September 30, 2023, the Company recognized a total of $18,500 in interest expense from the amortization of debt discounts.

During April 2023, the Company entered into a note payable in the amount of $397,727 with an original issuance discount of $47,722. The note payable is unsecured, due in one year, accrues interest at the rate of 10% per annum and if there is an event of default, such as not repaying the note when due, the note becomes convertible into shares of the Company’s common stock at a the lesser of $0.04 per share, or 90% of the average of the two lowest volume weighted average market prices for the five consecutive trading days prior to the conversion date. As of September 30, 2023, the outstanding principal balance on the note payable was $397,727 and related debt discount was $27,841. During the nine months ended September 30, 2023, the Company recognized $19,886 in interest expense from the amortization of the debt discount.

During April 2023, the Company entered into a note payable in the amount of $176,470 with an original issuance discount of $26,470.

The note payable is unsecured, due in one year, accrues interest at the rate of 10% per annum and if there is an event of default, such as not repaying the note when due, the note becomes convertible into shares of the Company’s common stock at $0.20 per share. As of September 30, 2023, the outstanding principal balance on the note payable was $176,470 and related debt discount was $15,441. During the nine months ended September 30, 2023, the Company recognized $11,029 in interest expense from the amortization of the debt discount.

As of September 30, 2023 and December 31, 2022, the Company had outstanding notes payable to former affiliates of the Company of $413,185 and $413,185, respectively. The notes payable are unsecured, bear no interest and are due on demand.

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

During April 2023, the Company entered into a settlement agreement with the holder of the two above mentioned convertible notes, whereby the Company agreed to issue 750,000 shares of common stock valued at the market price on the date of issuance of $210,000, or $0.28 per share, in exchange for the outstanding convertible note balance with a fair market value of $450,011 and accrued interest of $70,129, recognizing a gain on debt conversion of $310,140 during the nine months ended September 30, 2023.

During January 2020, the Company issued a convertible note payable in the amount of $138,000, due in one-year, original issuance discount of $3,000, accrued interest at 8% per annum unsecured and convertible into shares of the Company’s common stock at a discount of 65% of the lowest trading price for the Company’s common stock during the ten trading days immediately preceding the conversion. During January 2023, the Company entered into a settlement agreement with the note holder, whereby the Company agreed to issue 685,000 shares of common stock valued at the market price on the date of issuance of $266,466, or $0.39 per share, in exchange for the outstanding convertible note balance with a fair market value of $338,857 and accrued interest of $22,770, recognizing a gain on debt conversion of $95,161 during the nine months ended September 30, 2023.

During February 2020 and April 2020, the Company issued two convertible notes payable in the amounts of $440,000 and $247,500, respectively. The convertible notes were due in one-year, had original issuance discounts of $40,000 and $22,500, respectively, accrued interest at 5% per annum, were unsecured and convertible into shares of the Company’s common stock at a discount of 65% of the lowest trading price for the Company’s common stock during the ten trading days immediately preceding the conversion. During January 2023, the Company entered into a settlement agreement with the holder of the convertible notes, whereby the Company agreed to issue 2,500,000 shares of common stock valued at the market price on the date of issuance of $605,000, or $0.24 per share, in exchange for the outstanding convertible note balances with a combined fair market value of $508,700 and accrued interest of $76,522, recognizing a loss on debt conversion of $19,778 during the nine months ended September 30, 2023.

During the nine months ended September 30, 2023 and 2022, the Company recognized $252,138 in fair value gains and $73,185 in fair value losses as a result of the conversion options on the above-mentioned convertible debt, respectively.

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

During September 2023, the Company issued 275,000,000 shares of its common stock as a prepayment for the acquisition of NewStream Energy Technology Group, Inc. (see Note 4).

During September 2023, one director and one officer of the Company elected to convert a total of $2,938,804 in back due compensation into 7,347,193 shares of its common stock (see Note 4)

During September 2023, the Company issued 1,700,000 shares of its common stock for services valued at $340,000, or $0.20 per share, the trading price of the stock on the date of issuance.

During September 2023, the company entered into a stock purchase agreement with an existing shareholder for the sale of 166,667 restricted shares of its common stock at $0.15 per share, or $25,000 and 166,667 warrants to purchase common stock at a strike price of $.25 per share for five years.

During August and September 2023, the company entered into two stock purchase agreements with an existing shareholder for the sale of 333,334 restricted shares of its common stock at $0.15 per share, or $50,000 and 333,334 warrants to purchase common stock at a strike price of $.25 per share for five years. As the common shares have not been issued as of September 30, 2023, the cash deposits are recorded as common stock to be issued on the balance sheet.

Common Stock Warrants

During September 2023, the company entered into a stock purchase agreement with an existing shareholder for the sale of 166,667 restricted shares of its common stock and 166,667 warrants to purchase common stock, exercisable immediately at a strike price of $0.25 per share for five years.

During August and September 2023, the company entered into two stock purchase agreements with an existing shareholder for the sale of 333,334 restricted shares of its common stock and 333,334 warrants to purchase common stock, exercisable immediately at a strike price of $0.25 per share for five years.

The following table presents the stock warrant activity during the nine months ended September 30, 2023:

		Weighted	Weighted
		Average	Average
	Warrants	Exercise Price	Remaining Term
Outstanding - December 31, 2022	-	$-	-
Granted	500,001	0.25	5.00
Forfeited/expired	-	-	-
Exercised	-	-	-
Outstanding – September 30, 2023	500,001	$0.25	4.93
Exercisable – September 30, 2023	500,001	$0.25	4.93

The intrinsic value of the exercisable warrants as of September 30, 2023 was $0.

NOTE 7: SUBSEQUENT EVENTS

In October 2023, an amount of $85,000 recorded as payable to a company consultant was converted into shares at a price of $0.40 per share resulting in the issuance of 212,500 common shares. An additional 25,000 common shares were issued to the same consultant as a bonus.

In October 2023, the company entered into a stock purchase agreement with an existing shareholder for the sale of 166,667 restricted shares of its common stock at $0.15 per share, or $25,000 and 166,667 warrants to purchase common stock at a strike price of $.25 per share for five years.

On October 24, 2023, the Company completed its merger of NewStream Acquisition Partners 2. This merger which was previously reported as an 8K event in May 2023 and required the company to issue a total of 275,000,000 common shares which it did on September 19, 2023. The completion of the merger has resulted in a number of additional technologies being added to the Company’s technology platform.

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

On June 01 2023, Clean Coal Technologies, Inc.changed its name to NewStream Energy Technologies Group, Inc. (“NewStream”, or the “Company”). Over the past decade, NewStream has developed processes that address what we believe are the key technology priorities of the global coal industry. We currently have three processes in our intellectual property portfolio:

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

On October 24, 2023, the Company completed its merger of NewStream Acquisition Partners 2. This merger which was previously reported as an 8K event in May 2023 and required the company to issue a total of 275,000,000 common shares which it did on September 19, 2023. The completion of the merger has resulted in a number of additional technologies being added to the Company’s technology platform.

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

●

Under the recent merger, the Company is now engaged in two key projects: a renewable natural gas project in Mexico; and, a carbon capture “Blue” Hydrogen project in Wyoming. Further details will be released as these projects advance.

Employees

As of September 30, 2023, we had two full-time executives. President and CEO Robin Eves, Chief Operations Officer and Aiden Neary, Chief Financial Officer have written employment agreements. Messrs. Eves and Neary received no compensation for their participation on the Board of Directors.

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

Results of Operations

We had no direct revenues for the nine months ended September 30, 2023 or September 30, 2022. In 2017, we received $100,000 as a non-refundable deposit on a two million ton license agreement from Wyoming New Power, a related party. The definitive license agreement is expected to be completed in 2024 following the assembly of the second generation test facility. In the year ended December 31, 2012, we received an initial license fee of $375,000 from Jindal paid pursuant to the signing of our coal testing plant construction contract. The balance of $375,000 will be due upon the successful testing of Jindal coal in our second generation test facility in Wyoming. We do not anticipate any significant royalty fees for approximately 12-18 months thereafter.

For the Three Months Ended September 30, 2023 and September 30, 2022

Revenues

We have generated no revenues for the three months ended September 30, 2023 and 2022.

Operating Expenses

Our operating expenses for the three months ended September 30, 2023 totaled $624,488, compared to $295,947 for the three month period in 2022. The primary component of the operating expenses for the three months ended September 30, 2023 and 2022 was general and administrative expenses, recognizing $621,488, compared to $292,947 for the three months ended September 30, 2022. The $328,541, or 112% increase is mainly due to the issuance of 1,700,000 shares of common stock for services valued at $340,000 during the three months ended September 30, 2023, we had no such expense during the comparable prior period.

Other Income and Expenses

During the three months ended September 30, 2023, we recognized total other expense of $71,678 compared to total other expense of $381,361 for the three months ended September 30, 2022. The $309,683 decrease is mainly due to a $332,422 decrease in interest expense, partially offset by a $22,739 decrease in gain on change in fair value of share settled debt.

Net Income/Loss

For the three months ended September 30, 2023, we had net loss of $696,166, compared to a net loss of $677,308 for the three months ended September 30, 2022. The $18,858 increase in net loss is mainly due to the $328,541 increase in operating expenses, as partially offset by the $309,683 decrease in other expenses, as discussed above.

For the Nine months Ended September 30, 2023 and 2022

Revenues

We have generated no revenues for the nine months ended September 30, 2023 and 2022.

Operating Expenses

Our operating expenses for the nine months ended September 30, 2023 totaled $1,217,607 compared to $919,985 for the nine month period in 2022. The primary component of the operating expenses for the nine months ended September 30, 2023 was general and administrative expenses of $1,208,607, compared to $910,400 for the nine months ended September 30, 2022. Research and development expenses decreased $585 during the nine months ended September 30, 2023 to $9,000, compared to $9,585 during the nine months ended September 30 2022.

Other Income and Expenses

During the nine months ended September 30, 2023, we recognized total other expense of $6,121,609, compared to $1,197,705 for the nine months ended September 30, 2022. Most of the $4,923,904 increase is due to a $6,572,723 loss on settlement of notes and convertible notes payable, related party during the nine months ended September 30, 2023. The increase is partially offset by a $385,524 increase in gain on settlement of convertible notes payable, a $960,711, or approximately 84%, decrease in interest expense and a $302,584, or approximately 600%, increase in gain on change in fair value of share settled debt.

Net Income/Loss

For the nine months ended September 30, 2023, we had net loss of $7,339,216, compared to a net loss of $2,117,690 for the nine months ended September 30, 2022. The $5,221,526 increase in net loss is mainly due to the $4,923,904 increase in other expenses as well as the $297,622 increase in loss from operations, as discussed above.

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

Net Cash Used in Operating Activities. Our primary source of operating cash during the nine months ended September 30, 2023 was borrowings on related party debt, third party debt and convertible debt. Our primary uses of funds in operations were the completion of the construction of the test facility including the testing of the plant, the payment of professional and consulting fees and general operating expenses.

Net cash used in operating activities was $241,311 for the nine months ended September 30, 2023, compared to $418,843 for the same period in 2022. The $177,532 decrease is mainly a result of a $6,232,849 increase in non-cash expense adjustments such as gains and losses on settlement of convertible notes payable and notes and convertible notes payable, related party, debt discount amortization, lease asset amortization, loan extension fees and changes in fair value of share-settled debt. The increases in non-cash expenses are partially offset by the $5,221,526 increase in net loss and a $833,791 reduction in the payments of accounts payable and accrued expenses during the nine months ended September 30, 2023 compared to the 2022 period.

Net Cash Used In Investing Activities. There was a $235,500 expense in deposits on acquisition during the nine months ended September 30, 2023, with no such expense in the comparable period last year.

Net Cash Provided by Financing Activities. Net cash provided by financing activities during the nine months ended September 30, 2023 totaled $476,998, compared to $418,866 during the nine months ended September 30, 2022. During the nine months ended September 30, 2023 and 2022, we received $75,000 and $0 from the sales of common stock for cash, $48,390 and $428,866 from the issuance of notes payable to a related party, and $650,000 and $0 from the issuance of convertible notes payable, respectively. We repaid $296,390 and $10,000 of notes payable to a related party during the nine months ended September 30, 2023 and 2022, respectively.

Cash Position and Outstanding Indebtedness

At September 30, 2023, we had $235,687 in total assets, consisting of $187 in cash, $235,500 in deposits on acquisition and $7,000 in right-to-use assets. We had $9,842,799 in liabilities, all current liabilities consisting primarily of accounts payable, accrued liabilities, short-term convertible and non-convertible debt and related party convertible and non-convertible debt.

At December 31, 2022, we had total assets of $16,000 and $31,482,738 in liabilities, which consisted of $31,464,138 in current liabilities and $18,600 in long-term liabilities. Current liabilities consist primarily of accounts payable, accrued liabilities, short-term convertible and non-convertible debt and related party convertible and non-convertible debt.

Our working capital deficit at September 30, 2023 and December 31, 2022 was $9,607,112 and $31,464,138, respectively.

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

We lease office space in New York, NY on a month-to-month basis, at a monthly rate of $200 per month.

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

In November 2015, we entered into a month-to-month agreement with South of the Rose communication to manage our Investor Relations needs and manage social media requirements.

Construction of the coal testing plant was completed in 2015 and testing commenced in December 2015 at the AES Coal Power Utility in Oklahoma. As of September 30, 2022, we have paid $11,259,224 in development costs. The facility was moved to Wyoming in the first quarter of 2019. We anticipate that there will be an additional cost of approximately $4 million to acquire the additional parts for the second-generation test facility and for its assembly.

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

ITEM 4. CONTROLS AND PROCEDURES

As of September 30, 2023, we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Exchange Act Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended. Based on this evaluation, management concluded that our financial disclosure controls and procedures were not effective due to our limited internal resources and lack of ability to have multiple levels of transaction review. There is a lack of appropriate segregation of duties within the Company, no control documentation being produced, and no one to review control documentation if it was being produced. As of September 30, 2023, we had two full time officers of the company.

There were no changes in internal control over financial reporting that occurred during the period covered by this report that have materially affected, or are reasonably likely to materially effect, our internal controls and procedures. We do not expect to implement any changes to our controls and procedures until there is a significant change in our operations or capital resources.

PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

As part of the separation agreement with Mr. Ponce de Leon, the ex COO of the Company, the Company agreed to pay him his accrued salary of $1,226,711 within two years but agreed to pay him $200,000 by November 2015 out of revenues earned. As the Company did not earn revenue in 2015 and as at December 2017 has still not earned revenue, the obligation to Mr. Ponce de Leon is currently in default. It is the Company’s intention to pay Mr. Ponce de Leon immediately upon receiving revenue including any interest that has been accrued. As of September 30, 2023, the Company has accrued a total of $1,962,735 in accrued salary and interest.

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

NewStream Technologies Group, Inc.

Date: November 20, 2023	By:	/s/ Aiden Neary
Aiden Neary
Chief Financial Officer