Form 10-Q/A
period 2023-06-30
NewStream Energy Technologies Group Inc
filed 2023-12-29
CIK 1445109

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q/A

(Amendment No.1)

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

The number of shares outstanding of Registrant’s Common Stock as of date: August 21, 2023: 81,937,325

EXPLANATORY NOTE

This Amendment No. 1 on Form 10-Q/A (“Form 10Q/A”) to the Quarterly Report on Form 10-Q for the quarter ended June 30, 2023, originally filed with the Securities and Exchange Commission on August 21, 2023 (the “Original Form 10-Q”), is being filed for the purpose of correcting an erroneously marked response on the cover page of the Original Form 10-Q.

With respect to the cover page, the “no” box was inadvertently also checked with the “yes” box when responding to whether NewStream Energy Technologies Group Inc. had (1) filed all of its reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) been subject to such filing requirements for the past 90 days.  This Form 10-Q/A corrects this error by checking “yes” only in response to this question on the cover page.

Other than as expressly set forth above, this Form 10-Q/A does not, and does not purport to, amend, update or restate the information in any other item of the Original Form 10-Q, or reflect any events that have occurred after the Original Form 10-Q was originally filed.

Item 6.        Exhibits

EXHIBIT NO.	DESCRIPTION

31	CERTIFICATION OF PRINCIPAL EXECUTIVE AND FINANCIAL OFFICER PURSUANT TO SECTION 302 OF THE SARBANES-OXLEY ACT OF 2002.
32	CERTIFICATION OF PRINCIPAL EXECUTIVE AND FINANCIAL OFFICER PURSUANT TO SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002.
101.INS	Inline XBRL Instance Document+
101.SCH	Inline XBRL Taxonomy Extension Schema Document+
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document+
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document+
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document+
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document+
104	Cover Page Interactive Data File (formatted as Inline XBRL)

+ These exhibits were previously included in the Company’s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2023, filed with the Securities and Exchange Commission on August 21, 2023.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

NewStream Technologies Group, Inc.

Date: December 29, 2023	By:	/s/ Robin Eves
Robin Eves
Chief Executive Officer