Form 10-Q/A
period 2023-09-30
NewStream Energy Technologies Group Inc
filed 2023-12-29
CIK 1445109

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

The number of shares outstanding of Registrant’s Common Stock as of date: November 20, 2023: 366,388,685

EXPLANATORY NOTE

This Amendment No. 1 on Form 10-Q/A (“Form 10Q/A”) to the Quarterly Report on Form 10-Q for the quarter ended September 30, 2023, originally filed with the Securities and Exchange Commission on November 20, 2023 (the “Original Form 10-Q”), is being filed for the purpose of correcting an erroneously marked response on the cover page of the Original Form 10-Q.

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

+ These exhibits were previously included in the Company’s Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2023, filed with the Securities and Exchange Commission on November 20, 2023.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

NewStream Technologies Group, Inc.

Date: December 29, 2023	By:	/s/ Robin Eves
Robin Eves
Chief Executive Officer